Form 10-Q
period 2015-03-31
GLOBAL TECHNOLOGIES CORP
filed 2015-05-14
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended March 31 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number: 333-202164

GLOBAL TECHNOLOGIES CORP

(Exact name of registrant as specified in its charter)

Delaware	47-1685128
(State of incorporation )	(I.R.S. Employer Identification No.)

c/o Yair David Guttman

Maale Amos 40
Maale Amos, 90966 Israel

972-548-467-225

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “ large accelerated filer, ” “ accelerated filer ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated Filer	[ ]
Non-accelerated filer	[ ]	Smaller fully- reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [x ]  No

As of May 14 2015 6,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding, and 490,000,000 common shares authorized.

GLOBAL TECHNOLOGIES CORP

FORM 10-Q

QUARTER ENDED MARCH 31 2015

1

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL TECHNOLOGIES CORP.

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2015

2

GLOBAL TECHNOLOGIES CORP.

BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$—	$—
Deferred offering costs	6,500	—

Total current assets	6,500	—

Total Assets	$6,500	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued expenses	$3,500	$—
Loans from related parties - Directors and stockholders	12,950	2,900

Total current liabilities	16,450	2,900

Total liabilities	16,450	2,900

Commitments and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $.0001 per share, shares 10,000,000
shares authorized	—	—
Common stock, par value $.0001 per share, 490,000,000 shares
authorized; 6,000,000 shares issued and outstanding	600	600
Accumulated deficit	(10,550)	(3,500)

Total stockholders' (deficit)	(9,950)	(2,900)

Total Liabilities and Stockholders' (Deficit)	$6,500	$—

The accompanying notes to financial statements

are an integral part of these financial statements.

GLOBAL TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three	For The Three
	Month Ended	Month Ended
	March 31, 2015	March 31, 2014

Revenues	$—	$—

General and Administrative Expenses	7,050	—

Total expenses	7,050	—

(Loss) from Operations	(7,050)	—

Other Income (Expense)	—	—

Provision for income taxes	—	—

Net (Loss)	$(7,050)	$—

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$—

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	6,000,000	—

The accompanying notes to financial statements are

an integral part of these financial statements.

GLOBAL TECHNOLOGIES CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Accumulated
	Shares	Amount	(Deficit)	Totals

Balance - at inception	—	$—	$—	$—

Common stock issued for forgiveness of debt ($0.0001 per share)	6,000,000	600	—	600

Net (loss) for the period	—	—	(3,500)	(3,500)

Balance - December 31, 2014	6,000,000	$600	$(3,500)	$(2,900)

Net (loss) for the period	—	—	(7,050)	(7,050)

Balance - March 31, 2015	6,000,000	$600	$(10,550)	$(9,950)

The accompanying notes to financial statements are

an integral part of these financial statements.

GLOBAL TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three	For The Three
	Month Ended	Month Ended
	March 31, 2015	March 31, 2014

Operating Activities:
Net (loss)	$(7,050)	$—
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	3,500	—

Net Cash Used in Operating Activities	(3,550)	—

Investing Activities:	—	—

Net Cash Used in Investing Activities	—	—

Financing Activities:
Deferred offering costs	(6,500)	—
Loans from related parties - directors and stockholders	10,050	—

Net Cash Provided by Financing Activities	3,550	—

Net (Decrease) Increase in Cash	—	—

Cash - Beginning of Period	—	—

Cash - End of Period	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash Investing and Financing Activities:
Payment of stock subscriptions by forgiveness of debt	$—	$—

The accompanying notes to financial statements are

an integral part of these financial statements.

GLOBAL TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Global Technologies Corp. (“Global Technologies” or the “Company”) is a Delaware corporation in the development stage and has commenced limited operations. The Company was incorporated under the laws of the State of Delaware on July 28, 2014. The company has developed a business plan for a software solution that will connect via Bluetooth or similar technology to a Tablet or iPad that is connected to the cash register at a retail outlet.

The Company is in the process of raising additional equity capital to support its development activities.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s technology and to properly execute the company’s business plan.

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2015, and for the period then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2015, and the results of its operations and its cash flows for the period ended March 31, 2015. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2014, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2015.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2015, the carrying value of loans approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended March 31, 2015 and December 31, 2014, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2015 and December 31, 2014, and expenses for the period ended March 31, 2015. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The company has developed a business plan for a software solution that will connect via Bluetooth or similar technology to a Tablet or iPad that is connected to the cash register at a retail outlet. The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2015, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Loans from Related Parties - Directors and Stockholders

As of March 31, 2015 and December 31, 2014, loans from related parties amounted to $12,950 and $2,900, respectively. The loans represent working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(4)  Equity

The Company is authorized to issue 490,000,000 common shares and 10,000,000 preferred shares with a par value of $0.0001.

On December 1, 2014, the Company issued 6,000,000 shares of its common stock to its Director for a forgiveness of a loan of $600.

(5)  Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2015 and 2014, was as follows (assuming a 34% effective tax rate):

	2015	2014

Current Tax Provision:
Federal-
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$2,397	$—
Change in valuation allowance	(2,397)	—

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of March 31, 2015 and December 31, 2014, as follows:

	2015	2014

Loss carryforwards	$3,587	$1,190
Less - Valuation allowance	(3,587)	(1,190)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2015 and December 31, 2014, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2015, the Company had approximately $10,550 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2035.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company files income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(6)  Related Party Transactions

As described in Note 4, as of March 31, 2015, the Company owed $12,950 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 4, on December 1, 2014, the Company issued 6,000,000 shares of its common stock to its Director for a forgiveness of a loan of $600.

Item 2. Management ’ s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to “ Global Technologies Corp , the ” Company, ” “ we, ” “ our ” or “ us ” refer to Global Technologies Corp , unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements, which are included elsewhere in this Form 10-Q (the “ Report ” ). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “ may, ” “ should, ” “ expects, ” “ plans, ” “ anticipates, ” “ believes, ” “ estimates, ” “ predicts, ” “ potential ” or “ continue ” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry ’ s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties, refer to our Annual Report on Form S1 for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 19 2015 . While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

We were incorporated in the State of Delaware on July 28, 2014 and are a development stage company. Our Company's business plan involves the development of a software solution that will connect via Bluetooth or similar technology (our "Back Office Software") to a Tablet or iPad that is connected to the cash register at a wide variety of retail outlets (our "Vendors"). Our plan is to market and sell Vendors licenses for our Back Office Software to Vendors based upon a Vendor yearly service package. The Back Office Software will run on a standard Tablet, connected via Bluetooth, cable, or other technology to the Vendor’s computerized cash register. Vendors will have the option for using other devices such as an iPad or laptop.

In standard operation, after the cash register tallies the total purchase for each client, the receipt is saved to the network where it can be accessed at any time. For our solution, the Vendor will configure the cash register to save the receipt to the Tablet (or other device, as detailed above). The receipt will automatically be saved in a file with a configurable name to include such elements as the time and date, name of the store, etc. The Back Office Software running on the Tablet will archive the receipt. It will also transfer it to theapplication running on the end user’s iPhone or similar device ("SmartPhone". The transfer will be accomplished by Bluetooth or through use of a cable connection. Once the receipt is transferred to the purchaser’s Smartphone, in a non-editable format such as an image or protected PDF format, it will be logged into the Front Office. The end user can configure the Front Office application to store receipts by month, location or other customizable settings. Each receipt will be saved under a unique file name which will should include the date and time stamp. One of the main benefits of this solution will be the elimination of a paper receipt. Once the receipt has been transferred to the purchaser electronically, there is no need to print the receipt at the store and it is less likely that the receipt will be misplaced. The Front Office application, located on the purchaser’s Smartphone, will have an interface for the end-user that will enable them to sort, view, delete or email receipts that have been saved to their iPhone. In this way, the end-user should be able to print the receipt if necessary, but avoid printing and save paper, if the receipt is only used for reference purposes.

To promote the solution, initially planned for iOS operating systems running on iPhone and iPad devices, the Company will create a website from which Vendors can purchase the Back Office and from which users can download the Front Office application, which we believe will be offered at no cost. The company will generate income via a yearly service charge to Vendors and advertisements that appear while the application is in use.

3

While the Company's operations will be based in Israel, we anticipate that our Back Office Solutions can and will be marketed globally. The Company also expects to build a website which will serve as both a base for marketing as well as offers of customer service. The website, which has not been designed yet, should include a Knowledge Base with articles detailing use and benefits of the application and may include a Partner Portal to allow Vendors to sign up and get additional technical support regarding setup and configuration of the Back Office application required to communicate between the store’s computer cash register and the tablet hosting the back office application. The company plans to work with an outside development team and web developer to create the guidelines for an initial design, or prototype, of the full solution, including the Back and Front Office parts of the solution, and then license the idea to a third party for development, global marketing, and management. At this time, we do not anticipate any hardware-related requirements other than a standard device such as a laptop or tablet that will connect via USB to the Vendor’s cash register, and the end-user’s personal Smartphone, currently planned for iOS systems running on iPhone devices.

It is likely that we will have to engage marketing and social media experts to determine the best way to promote the application, the website, and the brand of our offering. In later stages of the development of the product, development teams may be needed to assess the feasibility of also developing this solution for Android-based devices such as standard Tablets and Smartphones. We will also need to hire user interface experts to optimize the graphic user interface of both the Back Office Software and the Front Office application seen by iPhone and iPad users.

In addition to application-specific advertising on the website and within the end-user application, we plan to monetize the site through several means including topic-based advertisement; local, national, global and corporate sponsors, and more. While the base service will be free to end-users, additional for-pay services may be added both on the site and for the Vendors. Cloud-based service accounts can be offered to end-users to enable them to store their records in a place that can then be accessed by their other devices and computers simply by logging into the repository and accessing a secure, password-protected account. Our third party licensing partner will need to define the terms of this service in terms of cost, length of time the service is offered, etc.. A full set of for-pay end-user benefits will need to be discussed with the development agency we hire. Some of the initially planned features may need to be shifted to later development cycles. Certain features of the proposed services for both Vendor and end-users may not be developed without proper funding.

Employees

Other than our current directors and officers, we have no employees at March 31 2015 however are currently seeking third parties with which to carry out our business plan..

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516  as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the three months ended March 31 2015

Revenues and Net Loss

The Company did not generate any revenues from operations for the three months ended March 31 2015

During the three months ended March 31 2015 the operating expenses and the net losses was $7,050. The operating expenses and Net Loss were primarily the result of professional fees, legal, and auditing .

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

4

Liquidity and Capital Resources

Our cash balance as of March 31 2015 was $0. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company plans to raise gross proceeds of $50,000 pursuant to its effective registration statement.

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures. Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2015.

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31 2015 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Because of our limited operations we have a small number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

PART II

OTHER INFORMATION

Item 1. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31 2015, the Company did not issue any shares of unregistered common stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

31.1 and 31.2	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TECHNOLOGIES CORP

May 14 2015

/s/ Yair Guttman
Yair Guttman
CEO / Director and Internal Accounting Officer

7