Form 10-Q
period 2015-06-30
GLOBAL TECHNOLOGIES CORP
filed 2015-07-27
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended June 30 2015

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [x ]  No

As of July 27, 2015 6,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding, and 490,000,000 common shares authorized.

GLOBAL TECHNOLOGIES CORP

FORM 10-Q

QUARTER ENDED June 30 2015

1

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL TECHNOLOGIES CORP.

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2015

2

GLOBAL TECHNOLOGIES CORP.

BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,000	$—
Deferred offering costs	6,500	—

Total current assets	7,500	—

Total Assets	$7,500	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$3,500	$—
Loans from related parties - Directors and stockholders	18,700	2,900

Total current liabilities	22,200	2,900

Total liabilities	22,200	2,900

Commitments and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $.0001 per share, shares 10,000,000
shares authorized	—	—
Common stock, par value $.0001 per share, 490,000,000 shares
authorized; 6,000,000 shares issued and outstanding	600	600
Accumulated deficit	(15,300)	(3,500)

Total stockholders' (deficit)	(14,700)	(2,900)

Total Liabilities and Stockholders' (Deficit)	$7,500	$—

The accompanying notes to financial statements are an integral part of these financial statements.

GLOBAL TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues	$—	$—	$—	$—

General and Administrative Expenses	4,750	—	11,800	—

Total expenses	4,750	—	11,800	—

(Loss) from Operations	(4,750)	—	(11,800)	—

Other Income (Expense)	—	—	—	—

Provision for income taxes	—	—	—	—

Net (Loss)	$(4,750)	$—	$(11,800)	$—

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$—	$(0.00)	$—

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	6,000,000	—	6,000,000	—

The accompanying notes to financial statements are an integral part of these financial statements.

GLOBAL TECHNOLOGIES CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Accumulated
	Shares	Amount	(Deficit)	Totals

Balance - at inception	—	$—	$—	$—

Common stock issued for forgiveness of debt ($0.0001 per share)	6,000,000	600	—	600

Net (loss) for the period	—	—	(3,500)	(3,500)

Balance - December 31, 2014	6,000,000	$600	$(3,500)	$(2,900)

Net (loss) for the period	—	—	(11,800)	(11,800)

Balance - June 30, 2015	6,000,000	$600	$(15,300)	$(14,700)

The accompanying notes to financial statements are an integral part of these financial statements.

GLOBAL TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six	For The Six
	Months Ended	Months Ended
	June 30, 2015	June 30, 2014

Operating Activities:
Net (loss)	$(11,800)	$—
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	3,500	—

Net Cash Used in Operating Activities	(8,300)	—

Investing Activities:	—	—

Net Cash Used in Investing Activities	—	—

Financing Activities:
Deferred offering costs	(6,500)	—
Loans from related parties - directors and stockholders	15,800	—

Net Cash Provided by Financing Activities	9,300	—

Net (Decrease) Increase in Cash	1,000	—

Cash - Beginning of Period	—	—

Cash - End of Period	$1,000	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2015, and for the period then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2015, and the results of its operations and its cash flows for the period ended June 30, 2015. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2014, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2015.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2015, the carrying value of loans approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended June 30, 2015 and December 31, 2014, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2015 and December 31, 2014, and expenses for the periods ended June 30, 2015 and 2014. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2015, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Loans from Related Parties - Directors and Stockholders

As of June 30, 2015 and December 31, 2014, loans from related parties amounted to $18,700 and $2,900, respectively. The loans represent working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(4)  Equity

The Company is authorized to issue 490,000,000 common shares and 10,000,000 preferred shares with a par value of $0.0001.

On December 1, 2014, the Company issued 6,000,000 shares of its common stock to its Director for a forgiveness of a loan of $600.

(5)  Income Taxes

The provision (benefit) for income taxes for the three months ended June 30, 2015 and 2014 was as follows (assuming a 34% effective tax rate):

	2015	2014

Current Tax Provision:
Federal-
Taxable income	$—	$—
Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$1,615	$—
Change in valuation allowance	(1,615)	—
Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of June 30, 2015 and December 31, 2014, as follows:

	2015	2014

Loss carryforwards	$5,202	$1,190
Less - Valuation allowance	(5,202)	(1,190)
Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended June 30, 2015 and December 31, 2014, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2015, the Company had approximately $15,300 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2035.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company files income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(6)  Related Party Transactions

As described in Note 4, as of June 30, 2015, the Company owed $18,700 to Directors, officers, and principal stockholders of the Company for working capital loans.

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

Employees

Other than our current directors and officers, we have no employees at June 30 2015 however are currently seeking third parties with which to carry out our business plan..

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516  as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the six months ended June 30 2015

Revenues and Net Loss

The Company did not generate any revenues from operations for the six months ended June 30 2015

During the six months ended June 30 2015 the operating expenses and the net losses was $11,800. The operating expenses and Net Loss were primarily the result of professional fees, legal, and auditing .

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

4

Liquidity and Capital Resources

Our cash balance as of June 30 2015 was $1,000. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company plans to raise gross proceeds of $50,000 pursuant to its effective registration statement.

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

Item 4. Controls and Procedures. Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30 , 2015 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2015.

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the six months ended June 30 2015 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30 2015, the Company did not issue any shares of unregistered common stock.

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

July 27 2015

/s/ Yair Guttman
Yair Guttman
CEO / Director and Internal Accounting Officer

7