Form 10-K
period 2015-12-31
GLOBAL TECHNOLOGIES CORP
filed 2016-02-24
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-202164

Global Technologies Corp

 (Name of small business issuer in its charter)

Delaware	47-1685128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Yair David Guttman Maale Amos 40 Maale Amos, 90966 Israel	9086500
(Address of principal executive offices)	(Zip Code)

972-548-467-225

 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [ ] No [x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ] No [x ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [x] No [ ]

There is no market value of the Company's common stock as the shares are currently not trading on any market .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

The Company had 7,000,000 shares outstanding as of February 24 2016

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our product lines; addition of new product lines; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to produce and deliver suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

Item 1.   Business.

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

In standard operation, after the cash register tallies the total purchase for each client, the receipt is saved to the network where it can be accessed at any time. For our solution, the Vendor will configure the cash register to save the receipt to the Tablet (or other device, as detailed above). The receipt will automatically be saved in a file with a configurable name to include such elements as the time and date, name of the store, etc. The Back Office Software running on the Tablet will archive the receipt. It will also transfer it to the application running on the end user’s iPhone or similar device ("SmartPhone". The transfer will be accomplished by Bluetooth or through use of a cable connection. Once the receipt is transferred to the purchaser’s Smartphone, in a non-editable format such as an image or protected PDF format, it will be logged into the Front Office. The end user can configure the Front Office application to store receipts by month, location or other customizable settings. Each receipt will be saved under a unique file name which will should include the date and time stamp. One of the main benefits of this solution will be the elimination of a paper receipt. Once the receipt has been transferred to the purchaser electronically, there is no need to print the receipt at the store and it is less likely that the receipt will be misplaced. The Front Office application, located on the purchaser’s Smartphone, will have an interface for the end-user that will enable them to sort, view, delete or email receipts that have been saved to their iPhone. In this way, the end-user should be able to print the receipt if necessary, but avoid printing and save paper, if the receipt is only used for reference purposes.

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

Employees

The Company has no employees

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is located at c/o Yair David Guttman Maale Amos 40 Maale Amos, 90966 Israel

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The shares of the Company are currently not trading in any exchange market

Holders of Capital Stock

As of the date of this registration statement, we had 33 holders of our common stock.

Rule 144 Shares

As of the date of this registration statement, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Recent Sales of Unregistered Securities

None.

The Company issued 1,000,000 free trading registered shares in the last quarter of 2015

Dividends

No dividends were declared on our common stock in the year ended December 31, 2015, and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Securities Authorized for Issuance under Equity Compensation Plan

None.

Item 6.  Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results Of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

To promote the application, initially planned for iOS operating systems running on iPhone and iPad devices, the Company will create a website from which Vendors can purchase the Back Office and users can download the Front Office application, which we believe will be offered at no cost. The company will generate income via a yearly service charge to Vendors and advertisements that appear while the application is in use. The application will have an interface for the end-user that will enable them to sort, view, delete or email receipts that have been saved to the system.

The Company operates out of Israel however we expect our solutions to be marketed globally. The Company also expects to build a website which will serve as both a base for marketing as well as offers of customer service. The website, which has not been designed yet, should include a Knowledge Base with articles detailing use and benefits of the application and may include a Partner Portal to allow Vendors to sign up and get additional technical support regarding setup and configuration of the Back Office application required to communicate between the store’s computer cash register and the tablet hosting the back office application. The company plans to work with an outside development team and web developer to create the develop a prototype application for both Back and Front Office parts of the solution and then license the idea to a third party for global marketing and management. At this time, we do not anticipate any hardware related requirements other than a standard device such as a laptop or tablet that will connect via USB to the Vendor’s cash register, and the end-user’s personal Smartphone, currently planned for iOS systems running on iPhone devices.

It is likely that the company will have to engage marketing and social media experts to determine the best way to promote the application, the website, and the brand of our offering. And development teams to assess the feasibility of also developing this solution for Android-based devices such as standard Tablets and Smartphones, which may be. We will also need to hire user interface experts to optimize the graphic user interface of both the Back Office application and the Front Office application seen by iPhone and iPad users

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

For the fiscal year ended December 31, 2015

Revenue

For the fiscal year ended December 31, 2015 we did not generate any revenues .

Expenses

Expenses for the fiscal year ended December 31, 2015 totaled $31,006. The majority of the expenses incurred during the period consisted of corporate filings, professional fees and start-up costs and consulting fees.

Net Loss

As a result of the factors described above, our net loss for the fiscal year ended December 31, 2015 was $31,006

Liquidity and Capital Resources

Our cash balance as of December 31, 2015 was $194. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company will need to raise additional funds from private placements in order to continue and initiate its business plan model.

Critical Accounting Policies and Estimates

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

As of December 31, 2015, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Revenue recognition

The Company recognizes revenues in accordance with ASC No. 605-10-S99, (SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”), when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Deferred revenues primarily include unearned amounts received from customers but not recognized as revenues.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of December 31, 2015.

Loss per Share

The basic loss per share is calculated by dividing our net income available to common shareholders by the number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any potentially dilutive debt or equity securities.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.  Financial Statements and Supplementary Data.

GLOBAL TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

Report of Registered Independent Auditors	F-1

Financial Statements-

Balance Sheets as of December 31, 2015 and 2014	F-2

Statements of Operations for the Year ended December 31, 2015 and
For the Period from Inception through December 31, 2014	F-3

Statement of Changes in Stockholders’ Equity for the Periods from Inception
Through December 31, 2015	F-4

Statements of Cash Flows for the Year ended December 31, 2015
And for the Period from Inception through December 31, 2014	F-5

Notes to Financial Statements	F-6

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Global Technologies Corp.:

We have audited the accompanying balance sheets of Global Technologies Corp. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2015 and for the period from inception (July 28, 2014) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Technologies Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and for the period from inception (July 28, 2014) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2015, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

January 31, 2016

GLOBAL TECHNOLOGIES CORP.
BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2015	2014

ASSETS
Current Assets:
Cash	$194	$—

Total current assets	194	—

Total Assets	$194	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$900	$—
Loans from related parties - Directors and stockholders	4,700	2,900

Total current liabilities	5,600	2,900

Total liabilities	5,600	2,900

Commitments and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $.0001 per share, shares 10,000,000
shares authorized	—	—
Common stock, par value $.0001 per share, 490,000,000 shares authorized;
7,000,000 and 6,000,000 shares issued and outstanding, respectively	700	600
Additional paid in capital	28,400	—
Accumulated deficit	(34,506)	(3,500)

Total stockholders' (deficit)	(5,406)	(2,900)

Total Liabilities and Stockholders' (Deficit)	$194	$—

The accompanying notes to financial statements are an integral part of these financial statements.

GLOBAL TECHNOLOGIES CORP.
STATEMENTS OF OPERATIONS

	For The	July 28, 2014
	Year Ended	To
	December 31, 2015	December 31, 2014

Revenues	$—	$—

General and Administrative Expenses	31,006	3,500

Total expenses	31,006	3,500

(Loss) from Operations	(31,006)	(3,500)

Other Income (Expense)	—	—

Provision for income taxes	—	—

Net (Loss)	$(31,006)	$(3,500)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	6,334,356	6,000,000

The accompanying notes to financial statements are an integral part of these financial statements.

GLOBAL TECHNOLOGIES CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Totals

Balance - at inception	—	$—	$—	$—	$—

Common stock issued for forgiveness of debt ($0.0001 per share)	6,000,000	600	—	—	600

Net (loss) for the period	—	—	—	(3,500)	(3,500)

Balance - December 31, 2014	6,000,000	$600	$—	$(3,500)	$(2,900)

Common stock issued ($0.04 per share net of $11,500 offering costs)	1,000,000	100	28400		28,500

Net (loss) for the period	—	—	—	(31,006)	(31,006)

Balance - December 31, 2015	7,000,000	$700	$28,400	$(34,506)	$(5,406)

The accompanying notes to financial statements are an integral part of these financial statements.

GLOBAL TECHNOLOGIES CORP.
STATEMENTS OF CASH FLOWS

	For The	July 28, 2014
	Year Ended	To
	December 31, 2015	December 31, 2014

Operating Activities:
Net (loss)	$(31,006)	$(3,500)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	900	—

Net Cash Used in Operating Activities	(30,106)	(3,500)

Investing Activities:	—	—

Net Cash Used in Investing Activities	—	—

Financing Activities:
Proceeds from related party loans	15,800	3,500
Repayments of related party loans	(14,000)	—
Proceeds from common stock issued	40,000	—
Offering costs	(11,500)	—
		.
Net Cash Provided by Financing Activities	30,300	3,500

Net (Decrease) Increase in Cash	194	—

Cash - Beginning of Period	—	—

Cash - End of Period	$194	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash Investing and Financing Activities:
Payment of stock subscriptions by forgiveness of debt	$—	$600

The accompanying notes to financial statements are an integral part of these financial statements.

GLOBAL TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Global Technologies Corp. (“Global Technologies” or the “Company”) is a Delaware corporation and has commenced limited operations. The Company was incorporated under the laws of the State of Delaware on July 28, 2014. The company has developed a business plan for a software solution that will connect via Bluetooth or similar technology to a Tablet or iPad that is connected to the cash register at a retail outlet.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the year ended December 31, 2015.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2015, the carrying value of accounts payable, accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the years ended December 31, 2015 and 2014, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2015 and 2014, and expenses for the years ended December 31, 2015 and 2014. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and early adopted beginning with the year ended December 31, 2014.

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

(2)  Going Concern

The Company currently has limited operations. The company has developed a business plan for a software solution that will connect via Bluetooth or similar technology to a Tablet or iPad that is connected to the cash register at a retail outlet. The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2015, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2015 and 2014, loans from related parties amounted to $4,700 and $2,900, respectively. The loans represent working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(4)  Equity

The Company is authorized to issue 490,000,000 common shares and 10,000,000 preferred shares with a par value of $0.0001.

On December 1, 2014, the Company issued 6,000,000 shares of its common stock to its Director for a forgiveness of a loan of $600.

Between July 10, 2015 and November 23, 2015 the Company issued 1,000,000 shares of its common stock for $40,000, at a price of $0.04 per share.

(5)  Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2015 and 2014, was as follows (assuming a 34% effective tax rate):

	2015	2014

Current Tax Provision:
Federal-
Taxable income	$—	$—
Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$10,542	$1,190
Change in valuation allowance	(10,542)	(1,190)
Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of December 31, 2015 and 2014, as follows:

	2015	2014

Loss carryforwards	$11,732	$1,190
Less - Valuation allowance	(11,732)	(1,190)
Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2015 and 2014, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2015, the Company had approximately $36,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2035.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company files income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(6)  Related Party Transactions

As described in Note 3, as of December 31, 2015, the Company owed $4,700 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 4, on December 1, 2014, the Company issued 6,000,000 shares of its common stock to its Director for a forgiveness of a loan of $600.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2015, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of December 31, 2015 the Company determined that the following items constituted a material weakness:

•	The Company does not currently have an active Chief Financial Officer to oversee the day to day transactions and operations, which ensures the timely and accurate identification and reporting of all necessary transactions.

•	The Company does not have an independent audit committee that can review and approve significant transactions and the reporting process and provide independent oversight of the Company.

•	The Company is dependent on related parties for funding and decision making, which is provided on a very limited basis, therefore accurate accounting, record retention and financial disclosures are not performed in a timely and efficient manner.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of officers and director as of December 31 2015 . Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Positions and Offices Held

Yair Guttman	30	President and Director, and Secretary, and Principal Accounting and Financial Officer

Our Directors hold office until the next annual meeting of our stockholders or until their successors are duly elected and qualified. According to our bylaws, if a director is elected by cumulative voting, a director may be removed only by the shareholders and then only when the votes cast against his removal would not be sufficient to elect him if voted cumulatively at an election at which the same total number of votes were cast and the entire board or the entire class of directors of which he is a member were then being elected.

Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Mr. Guttman has served as our President, Secretary, Director and Internal accounting Officer since inception..

Mr Guttman studied in Lakewood Jewish Institute jewish studies and Jewish History in Lakewood USA, between January 2008 and September 2010 and since then has been managing a Book Store including the management operations , financial and controlling activities in Male Amos in Male Amos in Israel , until present.

Mr. Guttmann does not have technical expertise, experience or education in computer software or software development and a prototype of the prospective application has not been developed however the details of the business plan model has been consulted with related technical engineer consultants.

The Board believes that Mr. Guttman should serve as a Director and Chief Executive Officer and Internal Accounting Officer due to his business and administrative experience, all of which enable him to provide oversight and direction of the Company, including overseeing its business operations and bringing the Company to its objective goals.

Each Director of the Company serves for a term of one year or until the successor is elected at the Company's annual stockholders' meeting and is qualified, subject to removal by the Company's stockholders. Each Officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Director Independence and Board Committees

We do not have any independent directors on our board of directors. Our board of directors solely consists of Yair Guttman our Chief Executive Officer, and CFO. Our board of directors does not have any committees. However, if, at such time in the future, we appoint independent directors on our board we expect to form the appropriate board committees.

We currently do not have a standing audit, nominating or compensation committee.  Our board of directors handles functions that would otherwise be handled by each of the committees.  We believe that there is not a need for a nominating committee at this time because our board of directors consists of solely one director who is not independent and who is the only decision maker. At such point when we have independent board of directors we will need to establish a nomination committee.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer and principal financial officer. We intend to adopt a Code of Ethics as we develop our business.

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2015.

Item 11.  Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2015

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Yair Gutman	$0	0	0	0	0	0	0	$0

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the fiscal year ended December 31, 2015.

Aggregated Option Exercises and Fiscal Year-End Option Value Table .

There were no stock options exercised during the fiscal year ended December 31, 2015 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have any employment agreements in place with our officers and directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2015, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote (1)

Yair Guttman	6,000,000	100%

All stockholders, and / or Directors and / or executive officers as a group (One persons)	6,000,000	100%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, Shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all Shares of common stock owned by such person.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2015, the Company owed $4,700 to Directors, officers, and principal stockholders of the Company for working capital loans.

On December 1, 2014, the Company issued 6,000,000 shares of its common stock to its Director for a forgiveness of a loan of $600.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended December 31, 2015, we have incurred $9,000 for professional services rendered for the audit and reviews of our financial statements.

All Other Fees (including, Audit Related Fees and Tax Fees)

The Company paid $250 for income tax preparation in 2015.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records addressing the percentage of pre-approved audit fees.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TECHNOLOGIES CORP

Date : February 24, 2016	By:	/s/ YAIR GUTTMAN
YAIR GUTTMAN Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ YAIR GUTTMAN	Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2016
YAIR GUTTMAN

