Form 10-Q
period 2016-09-30
Avalon Globocare Corp.
filed 2016-11-07
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-55709

AVALON GLOBOCARE CORP.

(Exact name of Registrant as specified in its charter)

Delaware	47-1685128
(State of incorporation)	(I.R.S. Employer Identification No.)

83 South Street, Suite 101, Freehold, New Jersey 07728

(Address of principal executive offices) (zip code)

(917) 930-8118

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of November 7, 2016, 52,806,122 shares of common stock, par value $0.0001 per share, were issued and outstanding, and 490,000,000 common shares authorized.

AVALON GLOBOCARE CORP.

(FORMERLY KNOWN AS GLOBAL TECHNOLOGIES CORP.)

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP., FORMERLY KNOWN AS GLOBAL TECHNOLOGIES CORP.

CONDENSED BALANCE SHEETS

	As of
	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$-	$194

Total Current Assets	-	194

Total Assets	$-	$194

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$-	$900
Loans from related parties - directors and stockholders	-	4,700

Total Current Liabilities	-	5,600

Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 1,750,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	175	175
Additional paid-in capital	60,875	28,925
Accumulated deficit	(61,050)	(34,506)

Total Stockholders' Deficit	-	(5,406)

Total Liabilities and Stockholders' Deficit	$-	$194

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALON GLOBOCARE CORP., FORMERLY KNOWN AS GLOBAL TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUE	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	1,104	12,265	26,544	24,065

TOTAL EXPENSES	1,104	12,265	26,544	24,065

LOSS FROM OPERATIONS	(1,104)	(12,265)	(26,544)	(24,065)

OTHER INCOME (EXPENSE)	-	-	-	-

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,104)	$(12,265)	$(26,544)	$(24,065)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	1,750,000	1,500,000	1,750,000	1,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALON GLOBOCARE CORP., FORMERLY KNOWN AS GLOBAL TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2015	1,750,000	$175	$28,925	$(34,506)	$(5,406)

Loans from related parties - directors and stockholders were converted as capital contributions	-	-	31,950	-	31,950

Net loss for the nine months ended September 30, 2016	-	-	-	(26,544)	(26,544)

Balance, September 30, 2016 (Unaudited)	1,750,000	$175	$60,875	$(61,050)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALON GLOBOCARE CORP., FORMERLY KNOWN AS GLOBAL TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,544)	$(24,065)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(900)	2,000

NET CASH USED IN OPERATING ACTIVITIES	(27,444)	(22,065)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	-	(6,500)
Loans from related parties - directors and stockholders	27,250	5,800
Common stock subscribed	-	26,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,250	25,700

NET (DECREASE) INCREASE IN CASH	(194)	3,635

CASH - beginning of period	194	-

CASH - end of period	$-	$3,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital contributions from loans from related parties - directors and stockholders conversion	$31,950	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALON GLOBOCARE CORP.

FORMERLY KNOWN AS GLOBAL TECHNOLOGIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies

Basis of Presentation and Organization

Avalon GloboCare Corp. (f/k/a Global Technologies Corp.) (the “Company”) is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on July 28, 2014. On October 18, 2016, the Company changed its name to Avalon GloboCare Corp. and reverse split its shares of common stock at a ratio of 1:4. On October 19, 2016, the Company entered into and closed a Share Exchange Agreement with the shareholders of Avalon Healthcare System, Inc., a Delaware corporation (“AHS”), each of which are accredited investors (“AHS Shareholders”) pursuant to which we acquired 100% of the outstanding securities of AHS in exchange for 50,000,000 shares of our common stock (the “AHS Acquisition”).  As a result of such acquisition, the Company’s operations now are focused on providing outsourced, customized international healthcare services to the rapidly changing health care industry primarily focused in the Peoples Republic of China. The Company is also pursuing the provision of these services in the United States as well as certain strategic partnerships and property ownership and management. AHS owns 100% of the capital stock of Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), which is a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China (“PRC” or “China”). Avalon Shanghai was incorporated on April 29, 2016 and is engaged in medical related consulting services for customers.

The Company is in the process of raising additional fund to support its development activities.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s technology and to properly execute the Company’s business plan.

The accompanying unaudited condensed financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2016, and for the period then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2016, and the results of its operations and its cash flows for the period ended September 30, 2016. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2016. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States (“U.S. GAAP”). Refer to the Company’s audited financial statements as of December 31, 2015, filed with the SEC, for additional information, including significant accounting policies.

The condensed balance sheet as of December 31, 2015 contained herein has been derived from the audited financial statements as of December 31, 2015, but do not include all disclosures required by U.S. GAAP.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and nine months ended September 30, 2016 and 2015.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2016 and December 31, 2015, the carrying value of accounts payable and accrued liabilities, and loans from related parties – directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. As of and for the periods ended September 30, 2016 and December 31, 2015, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2016 and December 31, 2015, and expenses for the period ended September 30, 2016. Actual results could differ from those estimates made by management.

Reverse Stock Split

The Company effected an one-for-four reverse stock split of its common stock on October 18, 2016. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

Fiscal Year End

The Company has adopted a fiscal year end of December 31st.

Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

(2)   Going Concern

The Company currently has limited operations. The Company’s operations now are focused on providing outsourced, customized international healthcare services to the rapidly changing health care industry primarily focused in the Peoples Republic of China. The Company is also pursuing the provision of these services in the United States as well as certain strategic partnerships and property ownership and management.

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2016, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)   Loans from Related Parties - Directors and Stockholders

As of September 30, 2016 and December 31, 2015, loans from related parties amounted to $0 and $4,700, respectively. The loans represent working capital advances from former Directors who are also former stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand. During the nine months ended September 30, 2016, the Company received $27,250 working capital loans from related parties and the Company’s former Directors and former stockholders converted $31,950 loans owed by the Company into capital contribution.

(4)   Equity

The Company is authorized to issue 10,000,000 shares of preferred stock and 490,000,000 shares of common shares with a par value of $0.0001.

There are no shares of its preferred stock issued and outstanding as of September 30, 2016 and December 31, 2015.

There are 1,750,000 shares of its common stock issued and outstanding as of September 30, 2016 and December 31, 2015.

(5)   Income Taxes

The provisions (benefit) for income taxes for the nine months ended September 30, 2016 and 2015, were as follows (assuming a 34% effective tax rate):

	Nine Months Ended September 30,
	2016	2015
Current Tax Provision:
Federal -
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal -
Loss carryforwards	$9,025	$8,182
Change in valuation allowance	(9,025)	(8,182)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2016 and December 31, 2015, as follows:

	September 30, 2016	December 31, 2015
Loss carryforwards	$20,757	$11,732
Less - valuation allowance	(20,757)	(11,732)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2016 and December 31, 2015, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2016, the Company had approximately $61,100 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2036.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company files income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(6)   Related Party Transactions

As described in Note 3, as of December 31, 2015, the Company owed $4,700 to former Directors, former officers, and former principal stockholders of the Company for working capital loans. During the nine months ended September 30, 2016, the Company received $27,250 working capital loans from its former Directors, former officers, and former principal stockholders. The Company’s former Directors, former officers, and former stockholders converted $31,950 loans owed by the Company into capital contribution in the nine months ended September 30, 2016, with a corresponding debit to the loans from related parties – directors and stockholders and credit to additional paid-in capital. Accordingly, as of September 30, 2016, the outstanding balance of loans from related parties – directors and stockholders was zero.

(7) Subsequent Events

On October 18, 2016, the Company’s corporate name was changed to Avalon GloboCare Corp.

On October 19, 2016, the Company entered into and closed a Share Exchange Agreement with the shareholders of Avalon Healthcare System Inc. (“AHS”). In addition, the Company entered into a plan of reorganization with AHS. The Company issued 50,000,000 shares of its common stock for 100% of the outstanding shares of AHS. As a result of the transaction, shareholders of AHS owned 99.5% of the combined entity upon completion of the transaction. The transaction will be recorded as a reverse acquisition and recapitalization wherein Avalon GloboCare Corp., is the legal acquirer and whereas AHS, (the operating company), is the accounting acquirer.

On October 19, 2016, the Company issued 1,056,122 shares of its common stock to a third party for legal services rendered.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to “Avalon GloboCare Corp.”, the “Company”, “we”, “our” or “us” refer to Avalon GloboCare Corp., unless the context otherwise indicates.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition;

•	General economic conditions;

•	Changes in regulations;

•	Whether the market for healthcare services continues to grow, and, if it does, the pace at which it may grow; and

•	Our ability to compete against large competitors in a rapidly changing market.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements. Our Plan of Operation should be read in conjunction with our financial statements included herein and the Form 8-K filed with the SEC on October 19, 2016.

Corporate Background

We were incorporated in the State of Delaware on July 28, 2014 and are a development stage company. Our initial business plan involved the development of a software solution connecting via Bluetooth or similar technology to a Tablet or iPad that is connected to the cash register at a wide variety of retail outlets. This activity ceased in September 2016. The Company’s operations are focused on providing outsourced, customized international healthcare services to the rapidly changing health care industry primarily focused in the Peoples Republic of China. The Company is also pursuing the provision of these services in the United States as well as certain strategic partnerships and property ownership and management.

Results of Operations

Results of operations for the three and nine months ended September 30, 2016 and 2015

Revenues and Net Loss

We did not generate any revenues from operations for the three and nine months ended September 30, 2016 and 2015.

During the three months ended September 30, 2016 and 2015, the operating expenses and the net losses were $1,104 and $12,265, respectively. During the nine months ended September 30, 2016 and 2015, the operating expenses and the net losses were $26,544 and $24,065, respectively. The operating expenses and net losses were primarily the result of professional fees, legal, Depository Trust Company (“DTC”) eligibility fees, and auditing.

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Liquidity and Capital Resources

Our cash balance as of September 30, 2016 was $0. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. We are currently seeking to financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

Going Concern Consideration

Our former auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product.

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

Item 4. Controls and Procedures. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as a result of weaknesses in its internal control over financial reporting which are as follows:

-	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.
-	There is a strong reliance on outside consultants to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.
-	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.
-	A formal audit committee has not been formed.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 19, 2016, we entered into and closed a Share Exchange Agreement with the shareholders of Avalon Healthcare System, Inc., a Delaware corporation (“AHS”), each of which are accredited investors (“AHS Shareholders”) pursuant to which we acquired 100% of the outstanding securities of AHS in exchange for 50,000,000 shares of our common stock (the “AHS Acquisition”).

On October 19, 2016, we issued 1,056,122 shares of common stock to a third party for legal services rendered.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act of 1933 or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits

3.1 Certificate of Incorporation (2)

3.2 Certificate of Amendment of Certificate of Incorporation filed pursuant to Delaware General Corporation Law (1)

3.3 Certificate of Correction to the Certificate of Amendment of Certificate of Incorporation filed pursuant to Delaware General Corporation Law (1)

3.4 Bylaws (3)

10.1 Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (1)

14.1 Code of Ethics (1)

21.1 List of Subsidiaries (1)

31.1 Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.2 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2016.
(2)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 26, 2015.
(3)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on February 19, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALON GLOBOCARE CORP.

Date: November 7, 2016	By:	/s/ David Jin
David Jin, Chief Executive Officer
and Principal Financial and Accounting Officer