Form 10-K
period 2016-12-31
Avalon Globocare Corp.
filed 2017-03-28
CIK 1630212

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to _______________________.

Commission File Number 000-55709

(Exact name of registrant as specified in its charter)

Delaware	47-1685128
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

83 South Street, Suite 101

Freehold, New Jersey 07728

(Address of principal executive offices)

Issuer’s telephone number: 646-762-4517

Securities registered pursuant to Section 12(b) of the Act:  None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 Par Value Per Share

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definition of  “large accelerated filer,” “accelerated filer and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No  ☒

As of June 30, 2016, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the OTCQB of $0.04 was approximately $40,000. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 27, 2017, there were 64,628,622 shares of common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference: NONE

AVALON GLOBOCARE CORP.

2016 FORM 10-K ANNUAL REPORT

PART I

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT MAY CONSTITUTE “FORWARD LOOKING STATEMENTS”. WHEN THE WORDS “BELIEVES,” “EXPECTS,” “PLANS,” “PROJECTS,” “ESTIMATES” AND SIMILAR EXPRESSIONS ARE USED, THEY IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT’S CURRENT BELIEFS AND ASSUMPTIONS AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. INFORMATION CONCERNING FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS CAN BE FOUND IN OUR PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES OR REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Unless otherwise indicated, references to “we,” “us,” “our,” “Company,” or “Avalon” mean Avalon GloboCare Corp. and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended December 31. References to the “parent company” mean Avalon GloboCare Corp.

ITEM 1.   BUSINESS

General

Unless the context otherwise requires, in this report, the terms “Avalon GloboCare” or “Company”, "we", or "our", or “Avalon” refers to, a Avalon GloboCare Corp. (f/k/a Global Technologies Corp.) a Delaware corporation. Avalon GloboCare’s principal office is located at 83 South Street, Suite 101, Freehold, New Jersey 07728. The Company's telephone number is (917) 930-8118. Avalon GloboCare reports its operations using a fiscal year ending December 31 and the operations reported on this Form 10-K, are presented on a consolidated basis.

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). Avalon GloboCare provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing, on its internet site located at www.avalon-globocare.com. In this report on Form 10-K, the language “this fiscal year" or "current fiscal year” refers to the 12-month period ended December 31, 2016.

In addition, the public may read and copy any materials Avalon files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements regarding issuers, like Avalon GloboCare, that file electronically with the SEC.

Business Development

Avalon was incorporated under the laws of the State of Delaware on July 28, 2014. On October 18, 2016, the Company changed its name to Avalon GloboCare Corp. and completed a reverse split of its shares of common stock at a ratio of 1:4.

Avalon GloboCare is a conglomerate which owns 100% of the capital stock of Avalon Heathcare Systems, Inc., a Delaware company (“AHS”) which it acquired on October 19, 2016 for the purpose of acquiring U.S. based healthcare companies. AHS was incorporated on May 18, 2015 under the laws of the State of Delaware. In addition, Avalon GloboCare owns 100% of the capital stock of Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), which is a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China (“PRC” or “China”). Avalon Shanghai was incorporated on April 29, 2016 and is engaged in medical related consulting services for customers. On February 7 2017, Avalon formed Avalon RT 9 Properties, LLC, a New Jersey limited liability company, and on January 23, 2017, Avalon incorporated Avalon (BVI) Ltd, a British Virgin Island company

Our Markets

Avalon GloboCare is dedicated to integrating and managing global healthcare services and resources, as well as empowering high-impact biomedical innovations and technologies to accelerate their clinical applications. Operating through three major platforms, namely “Avalon Cell”, “Avalon Telemedicine” and “Avalon Rehab”, our “Technology + Service” ecosystem covers the areas of regenerative medicine, cell-based immunotherapy, exosome technology, telemedicine with medical second opinion/referral services, as well as fertility and rehabilitation medicine. We plan to integrate these services through joint ventures and accretive acquisitions that bring shareholder value both in the short term, through operational entities as part of Avalon Rehab and Avalon Telemedicine, and long term, through biomedical innovation development as part of Avalon Cell.

Sales and Marketing

We seek to develop new business through relationships driven by our senior management, which have extensive contacts throughout the healthcare system. Our senior management will be seeking opportunities for joint ventures, strategic relationships and acquisitions in consulting, biomedical innovations, telemedicine, fertility and rehabilitation centers.

Services

We currently produce revenue through related party strategic relationships through Avalon Shanghai that provide consultative services in advanced areas of immunotherapy and second opinion/referral services. Our services include research studies; executive education; daily online executive briefings; tailored expert advisory services; and consulting and management services. We typically charge an annual fee. Through our services we attempt to focus our clients on important problems by providing an analysis of the evolving healthcare industry and the methods prevalent in the industry to solve those problems through counsel, business planning and support. We plan to expand our business services throughout the United States via our three major “Technology + Service” platforms, “Avalon Cell”, “Avalon Telemedicine” and “Avalon Rehab”.

Strategic Partnerships

We are in negotiation in our areas of focus with respect to potential acquisitions and strategic partnerships. There is no guarantee that we will be able to successfully sign a definitive agreement, close or implement such business arrangement. We are currently in negotiation to form a strategic partnership in the U.S. with a leading research group in the area of Exosome technology, which are small extracellular vesicles that we believe may be used as a vehicle for drug delivery for the treatment of various diseases and biomarkers for early stage diagnosis.

Markets

The Company will focus on the following markets in developing its core business:

Platform “Avalon Cell”

Regarded as the future of medicine, cell-based therapeutics will replace pharmaceuticals as a more effective and functional modality in disease treatment. Avalon is actively engaging in this revolutionary trend and positioning to take a leading role in cell-based technology and therapeutics. The business model for our “Avalon Cell” platform is based on stringent criteria in selection and evaluation of candidate projects at different stages of their developmental cycle. We particularly focus on projects with strong intellectual property and distinctive innovation, translational, application-driven, as well as commercialization-ready. Our technology-based platform, “Avalon Cell”, comprises four programs:

•	Endothelial cell, namely therapeutics involving the cells that line blood vessels and regulate exchanges between the bloodstream and surrounding tissue. These programs will occur with our collaborative sites at Weill Cornell Medical College Department of Pathology and Ansary Stem Cell Institute, focusing on standardization of EC banking and therapeutics;

•	Exosome technology, small extracellular vesicles that have great potential to be used as a vehicle for drug delivery for the treatment of various diseases and biomarkers for early stage diagnosis. The Company has commenced developing collaborative sites at Weill Cornell Medical College and Memorial Sloan-Kettering Cancer Center, focused on exosome-based diagnostics, therapeutics, bio-banking, as well as “Exosomics Big Data”, in the unmet areas of oral cancer, ovary cancer and liver fibrosis);

•	Regenerative medicine;

•	Cell-based immunotherapy (including cells such as NK, DC-CIK, CAR-T…etc).

Platform Telemedicine

Avalon is actively developing an integrated system to facilitate telemedicine platform establishment within the network of hospitals affiliated with Lu Daopei Hospital and beyond. Our strategic partners include Mayo Clinic, MD Anderson Cancer Center, Chinese-American Physicians Association, New England Fertility Institute…etc, with more than 150 top-ranked professional participating physicians. Multi-lingual functionality with seamless integration of various medical, imaging, laboratory and pharmacy databases. Sizable revenue can be generated by facilitating and developing platform communication systems that allow physicians to collaborate in real-time through the use of visual and audio technologies.

Platform Rehab

A growing trend in China is in the sector of rehabilitation medicine. With our strong capability in integrating global technology and resources in physical medicine and rehabilitation, Avalon will position to take a leading role in this area through our “Avalon Rehab” platform: a turnkey, full suite of rehab services including PT, OT, robotic engineering, cybernectics, and clinical nutrition. Avalon will also engage in strategic partnership with our institutional clients, building the leading and most authoritative network of integrated physical medicine and rehabilitation, particularly for cancer rehab patients. Our initial flagship clinical bases for Avalon Rehab include: Hebei Yanda Lu Daopei Hospital, Beijing Lu Daopei Hospital, and Beijing Daopei Hematology Hospital, with participating strategic partners MD Anderson Cancer Center and Kessler Rehabilitation Institute. Michael Skuhersky from MIT will provide cybernectic support. Focus will be on accretive acquisitions and joint venture strategic partnerships that are in revenue generating, cash flow positive positions to support biomedical innovation development while providing immediate shareholder value.

Services

Our services are targeted at serving our clients and using our insights and deep expertise to produce tangible and significant results. Our services include research studies; executive education; daily online executive briefings; tailored expert advisory services; and consulting and management services. We typically charge an annual fee. Through our services we attempt to focus our clients on important problems by providing an analysis of the evolving healthcare industry and the methods prevalent in the industry to solve those problems. We target these solutions to the clients specific strategic challenges, operational issues, and management concerns. As part of this, we provide personnel support for each client that will provide counsel, business planning and support.

Annual Fee

We generally charge a fixed annual fee to be retained for our services which can vary depending on the work required.

Strategic Development

We intend to focus on three components. The initial component will be focused on acquiring and/or managing fixed assets including healthcare real estate as well as stem cell banks. In addition, we intend to pursue the acquisition and development of healthcare related technologies through acquisition, licensing or joint ventures. We will also consider a third avenue of investing in certain technologies.

Intellectual Property

We have not applied for or received patent protection in the US or any other country, and, as a result, there is a distinct risk that we will not be able to adequately protect our intellectual property rights in these countries. We own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights that, in the aggregate, are of material importance to our business. We consider our trademarks, service marks, and other intellectual property to be proprietary, and rely on a combination of copyright, trademark, trade secret, non-disclosure, and contractual safeguards to protect our intellectual property rights.

Competition

In our current consulting business in the PRC, we compete with a number of advisory firm offering similar service including consulting and strategy firms; market research, data, benchmarking, and forecasting providers; technology vendors and services firms; health care information technology firms; technology advisory firms; outsourcing firms; and specialized providers of educational and training services. Other organizations, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, also may offer research, consulting, tools, and education services to health care and education organizations.

We believe that the principal competitive factors in our market include quality and timeliness of our services, strength and depth of relationships with our clients, ability to meet the changing needs of current and prospective clients, measurable returns on customer investment, and service and affordability.

As our business develops and we expand through joint ventures, acquisitions and strategic partnerships in the U.S and PRC, we will have competition with other direct service providers, emerging technologies and medical communication platforms. Avalon will seek to maintain a competitive advantage through intellectual property, superior quality management and cutting edge technology.

Legal Proceedings

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

Employees

As of December 31, 2016, we employed three employees, two of which served as our executive officers. None of our employees are represented by a collective bargaining arrangement.

Government Regulation

The health care industry in the PRC and U.S. is highly regulated and subject to changing political, legislative, regulatory, and other influences. Further, the healthcare industry is currently undergoing rapid change. We are uncertain how, when or in what context these new changes will be adopted or implemented. These new regulations could create unexpected liabilities for us, could cause us or our members to incur additional costs and could restrict our or our clients’ operations. Many of the laws are complex and their application to us, our clients, or the specific services and relationships we have with our members are not always clear. Our failure to anticipate accurately the application of these laws and regulations, or our other failure to comply, could create liability for us, result in adverse publicity, and otherwise negatively affect our business.

Despite efforts to develop its legal system over the past several decades, including but not limited to legislation dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, the PRC continues to lack a comprehensive system of laws. Further, the laws that do exist in the PRC are often vague, ambiguous and difficult to enforce, which could negatively affect our ability to do business in China and compete with other companies in our segments.

In September 2006, the Ministry of Commerce ("MOFCOM") promulgated the Regulations on Foreign Investors' Mergers and Acquisitions of Domestic Enterprises (“M&A Regulations”) in an effort to better regulate foreign investment in PRC. The M&A Regulations were adopted in part as a needed codification of certain joint venture formation and operating practices, and also in response to the government's increasing concern about protecting domestic companies in perceived key industries and those associated with national security, as well as the outflow of well-known trademarks, including traditional Chinese brands.

As a U.S. based company doing business in PRC, we seek to comply with all PRC laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable PRC regulatory agencies such as the MOFCOM, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, and the State Administration of Foreign Exchange ("SAFE").

Company History

On October 19, 2016, we entered into and closed a Share Exchange Agreement with the shareholders of Avalon Healthcare System, Inc., a Delaware corporation (“AHS”), each of which are accredited investors (“AHS Shareholders”) pursuant to which we acquired 100% of the outstanding securities of AHS in exchange for 50,000,000 shares of our common stock (the “AHS Acquisition”). Considering that, following the acquisition, the AHS Shareholders control the majority of our outstanding voting common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, AHS is considered the accounting acquirer in this reverse-acquisition transaction.  A reverse-acquisition transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of AHS securities for our net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, we have not recognized any goodwill or other intangible assets in connection with this reverse acquisition transaction. AHS is the surviving and continuing entities and the historical financials following the reverse acquisition transaction will be those of AHS.  We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of AHS pursuant to the terms of the Share Exchange Agreement.  As a result of such acquisition, our operations now are focused on providing outsourced, customized international healthcare services to the rapidly changing health care industry primarily focused in the Peoples Republic of China. We are also pursuing the provision of these services in the United States as well as certain strategic partnerships and property ownership and management. AHS owns 100% of the capital stock of Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), which is a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China (“PRC” or “China”). Avalon Shanghai was incorporated on April 29, 2016 and is engaged in medical related consulting services for customers. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

On September 29, 2016, effective October 18, 2016, the Company filed a Certificate of Amendment of Certificate of Incorporation (the “Certificate”) with the State of Delaware to (i) effect a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 4 (the “Reverse Stock Split”) and (ii) effectuate a name change ("Name Change"). Fractional shares that resulted from the Reverse Stock Split will be rounded up to the next highest number. As a result of the Name Change, the Company's name changed from "Global Technologies Corp." to "Avalon GloboCare Corp.". The Certificate was approved by the majority of the Company's shareholders and by the Board of Directors of the Company. The effective date of the Reverse Stock Split and the Name Change was October 18, 2016.

In connection with the above, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority. The Reverse Stock Split and the Name Change were implemented by FINRA on October 18, 2016. Our symbol on the OTCQB was GTHCD for 20 business days from October 18, 2016 (the “Notification Period”). Following the Notification Period, our symbol was changed to “AVCO”. Our new CUSIP number is 05344R 104.

ITEM 1A. RISK FACTORS

You should carefully consider the following material risk factors as well as all other information set forth or referred to in this report before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. The Company believes all material risk factors have been presented below. If any of the following events or outcomes actually occurs, our business operating results and financial condition would likely suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of the money you paid to purchase our common stock.

General Operating and Business Risks

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We did not begin operations of our business through AHS until May 2015.  We have a limited operating history and limited revenue.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on the historical results may not be representative of the results we will achieve, particularly in our combined form.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

We incurred a comprehensive loss amounting to $38,987 for the year ended December 31, 2016.  If we incur additional significant losses, our stock price, may decline, perhaps significantly. Our management is developing plans to achieve profitability.  Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are a new enterprise, we expect that net losses will continue and our working capital deficiency will exacerbate.

We depend upon key personnel and need additional personnel.

Our success depends on the continuing services of Wenzhao Lu, David Jin, Meng Li and Luisa Ingargiola, our executive officers and directors.  The loss of Mr. Lu, Dr. Jin, Ms. Li or Ms. Ingariola could have a material and adverse effect on our business operations. Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company.  Our inability to attract and retain key personnel may materially and adversely affect our business operations.

We have entered into three consulting agreements with related parties.  The loss of such customers could adversely impact our financial condition and results of operations.

As of December 31, 2016, we recognized an aggregate of $616,446 in revenue, of which all generated from related parties. Wenzhao Lu, our Chairman and significant shareholder, is the Chairman of each of the three related parties. We maintain close working relationships with our three customers. The loss of any one major customer would have a material adverse effect on our financial condition or results of operation, the loss of more than one such major customer, or our failure to replace such customer with other customers, could have a material adverse effect on our financial condition and our results of operations.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated, in their report on our December 31, 2016 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. The Company had an accumulated deficit of $53,369 at December 31, 2016. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical consulting services to its only three clients who are related parties; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the date hereof. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

We must effectively manage the growth of our operations, or our company will suffer.

To manage our growth, we believe we must continue to implement and improve our services. We may not have adequately evaluated the costs and risks associated with our planned expansion, and our systems, procedures, and controls may not be adequate to support our operations. In addition, our management may not be able to achieve the rapid execution necessary to successfully offer our products and services and implement our business plan on a profitable basis. The success of our future operating activities will also depend upon our ability to expand our support system to meet the demands of our growing business. Any failure by our management to effectively anticipate, implement, and manage changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

Our business requires substantial capital, and if we are unable to maintain adequate financing sources our profitability and financial condition will suffer and jeopardize our ability to continue operations.

In connection with the strategic development portion of our business, we will need significant capital in order to implement acquisitions of real estate or technologies. In addition, we will need a significant amount of capital in order to fully implement our advisory business in order to fully grow our technology base and employee base. If we are unable to maintain adequate financing or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, profitability, financial condition and business prospects.

Our revenue and results of operations may suffer if we are unable to attract new clients, continue to engage existing client, or sell additional products and services.

We presently derive our revenue from annual consulting fees from our related party clients. Our growth therefore depends on our ability to attract new clients, maintain existing clients and sell additional products and services to existing clients. This depends on our ability to understand and anticipate market and pricing trends and our clients’ needs and our ability to deliver consistent, reliable, high-quality services. If we fail to engage new clients, continue to re-engage with our existing clients or to cross-sell additional services our results could be materially and adversely affect our operating results.

If we are unable to maintain our reputation and expand our name recognition, we may have difficulty attracting new business and retaining current members.

Our professional reputation is an important factor in attracting and retaining our members and in building relationships with the progressive health care and education organizations that supply many of the best practices we feature in our research. We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining members. Promotion and enhancement of our reputation will depend largely on our success in continuing to provide effective solutions. Our brand name and reputation will suffer, and our ability to attract new members or retain existing members could be adversely affected, if members do not perceive our solutions to be effective or of high quality or if there are inaccuracies or defects in our solutions.

If we are not able to offer new and valuable products and services, our business may suffer.

Our success depends on our ability to identify and develop new products and services that serve specific constituencies, to anticipate changing market trends, and to adapt our research and analysis to meet the changing needs of our clients. We may not be able to provide helpful and timely research and analysis of developments and trends in a manner that meets market needs. Any such failure could cause some of our existing products and services to become obsolete. This environment of rapid and continuous change presents significant challenges to our ability to provide our clients with timely consulting and management services for issues and topics of importance. As a result, we must continue to invest resources in development of new services in order to enhance our existing products and services and introduce new high-quality products and services that will appeal to members and potential members. If we are not able to offer new and valuable products and services, our business may suffer.

Our prospects will suffer if we are not able to hire, train, motivate, manage, and retain a significant number of highly skilled employees.

We only recently commenced business and we presently only have three clients. Wenzhao Lu, our Chairman and significant shareholder, is the Chairman of each of the three clients that provided the prepayments. Our future success depends upon our ability to hire, train, motivate, manage, and retain a significant number of highly skilled employees, particularly research analysts, technical experts, and sales and marketing staff. We will experience, competition for professional personnel from management consulting firms and other healthcare firms. Hiring, training, motivating, managing, and retaining employees with the skills we need is time consuming and expensive. Any failure by us to address our staffing needs in an effective manner could hinder our ability to continue to provide high-quality products and services and to grow our business.

We may experience significant delays in generating, or an inability to generate, revenue if potential clients take a long time to evaluate our products and services.

Our sales strategy is to market our products and services directly to health care organizations. If we are unable to sell additional products and services to our existing clients or engage new clients, our ability to increase our revenue could be materially adversely affected. Generally speaking, the sales cycle is extensive for our clients. We do not control many of the factors that will influence the decisions of these organizations regarding the purchase of our products and services. The evaluation process sometimes can be lengthy and involve significant technical evaluation and commitment of personnel by these organizations. The use of our products and services also may be delayed due to reluctance to change or modify existing procedures.

Potential liability claims may adversely affect our business.

Our services, which may include recommendations and advice to organizations regarding complex business and operational processes, regulatory and compliance issues, and labor practices, may give rise to liability claims by our clients or by third parties who bring claims against our clients. Healthcare organizations often are the subject of regulatory scrutiny and litigation, and we also may become the subject of such litigation based on our advice and services. Any such litigation, whether or not resulting in a judgment against us, may adversely affect our reputation and could have a material adverse effect on our financial condition and results of operations. We may not have adequate insurance coverage for claims against us.

In accordance with our strategic development policy, we may invest in companies for strategic reasons and may not realize a return on our investments.

From time to time, we may make investments in companies. These investments may be for strategic objectives to support our key business initiatives but may also be stand alone investments or acquisitions. Such investments or acquisitions could include equity or debt instruments in private companies, many of which may not be marketable at the time of our initial investment. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies may depend on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as public offerings, mergers, and private sales. If any of these private companies fails, we could lose all or part of our investment in that company. If we determine that impairment indicators exist and that there are other-than-temporary declines in the fair value of the investments, we may be required to write down the investments to their fair value and recognize the related write-down as an investment loss.

Our growing operations in the PRC could expose us to risks that could have an adverse effect on our costs of operations.

Our client base is presently located in the PRC. We intend to grow this client base in the PRC as well as the United States. As a result, we expect to continue to add personnel in the PRC. With a significant focus of our operations in the PRC, our reliance on a workforce in the PRC exposes us to disruptions in the business, political, and economic environment in that region. Maintenance of a stable political environment between the PRC and the United States is important to our operations, and any disruption in this relationship may directly negatively affect our operations. Our operations in the PRC require us to comply with complex local laws and regulatory requirements and expose us to foreign currency exchange rate risk. Our operations may also be subject to reduced or inadequate protection of our intellectual property rights, and security breaches. Further, it may be difficult to transfer funds from our Chinese operations to our US parent company. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

We face intense competition which could cause us to lose market share.

In the healthcare markets in the United States and the Peoples Republic of China, we will compete with large healthcare providers who have more significant financial resources, established market positions, long-standing relationships, and who have more significant name recognition, technical, marketing, sales, distribution, financial and other resources than we do. The resources available to our competitors to develop new services and products and introduce them into the marketplace exceed the resources currently available to us. This intense competitive environment may require us to make changes in our services, products, pricing, licensing, services, distribution, or marketing to develop a market position.

Our success is heavily dependent on protecting our intellectual property rights.

We rely on trade secret protections to protect our proprietary technology. Our success will, in part, depend on our ability to obtain trademarks and patents. We presently do not hold patents registered with the United States Patent and Trademark Office or the PRC State Intellectual Property Office. Although we have entered into confidentiality agreements with our employees and consultants, we cannot be certain that others will not gain access to these trade secrets. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act or Chinese anti-corruption law could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. Chinese anti-corruption law also strictly prohibits bribery of government officials. We have operations, agreements with third parties and make sales in China, where corruption may occur. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company, even though these parties are not always subject to our control. It is our policy to implement safeguards to prevent these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our company may engage in conduct for which we might be held responsible.

Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the United States government may seek to hold our company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Our status as an emerging growth company may result in reduced disclosure obligations.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, which we refer to as the “JOBS Act,” and we are eligible to take advantage of certain exemptions from various reporting and financial disclosure requirements that are applicable to other public companies, that are not emerging growth companies, including, but not limited to, (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these exemptions. Because of the reduced disclosure and because our business is conducted in the PRC, investors may find investing in our common shares less attractive as a result, which could have an adverse effect on our stock price.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. As a result, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected to opt out of such extended transition period and acknowledge such election is irrevocable pursuant to Section 107 of the JOBS Act.

We could remain an emerging growth company for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months, or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Risks Related to Doing Business in China

If we become directly subject to the recent scrutiny, criticism and negative publicity involving certain U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved quickly.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, short sellers, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what affect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation could be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

Presently, we generate our revenue in China although we intend to pursue various opportunities in the United States and our headquarters is based in the United States. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the higher level of government involvement;
•	the early stage of development of the market-oriented sector of the economy;
•	the rapid growth rate;
•	the higher level of control over foreign exchange; and
•	the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us or the healthcare industry in general.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of new healthcare investments and expenditures in China, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary in the PRC. Our operating subsidiary is generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and almost all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiary.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations implemented on September 8, 2006.

The recent PRC Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors also governs the approval process by which a PRC company may participate in an acquisition of its assets or its equity interests. Depending on the structure of the transaction, the new regulation will require the Chinese parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions is extremely complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and the other government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

Under the Current Enterprise Income Tax, or EIT, Law, we may be classified as a "resident enterprise" of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

We are a holding company incorporated under the laws of Delaware. We conduct substantially all of our business through our wholly-owned subsidiaries, and we derive all of our income from these entities. Prior to January 1, 2008, dividends derived by foreign enterprises from business operations in China were not subject to the Chinese enterprise income tax. However, such tax exemption ceased as of January 1, 2008 and thereafter with the effectiveness of the new Enterprise Income Tax Law, or EIT Law.

Under the EIT Law, if we are not deemed to be a “resident enterprise” for Chinese tax purposes, a withholding tax at the rate of 10% would be applicable to any dividends paid by our Chinese subsidiaries to us. However, if we are deemed to be a “resident enterprise” established outside of China whose “place of effective management” is located in China, we would be classified as a resident enterprise for Chinese tax purposes and thus would be subject to an enterprise income tax rate of 25% on all of our income on a worldwide basis.

The regulations promulgated pursuant to the EIT Law define the term “place of effective management” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise.” The State Administration of Taxation issued a SAT Circular 82 on April 22, 2009, which provides that the “place of effective management” of a Chinese-controlled overseas-incorporated enterprise is located in China if the following requirements are satisfied: (i) the senior management and core management departments in charge of its daily operations function are mainly located in the PRC; (ii) its financial and human resources decisions are subject to determination or approval by persons or bodies located in the PRC; (iii) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and (iv) no less than half of the enterprise’s directors or senior management with voting rights reside in the PRC. SAT Circular 82 applies only to overseas registered enterprises controlled by PRC enterprises, not to those controlled by PRC individuals. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the EIT Law. The Company has analyzed the applicability of the EIT Law and related regulations, and for each of the applicable periods presented, the Company has not accrued for PRC tax on such basis. In addition, although under the EIT Law and the related regulations dividends paid to us by our PRC subsidiaries would qualify as “tax-exempted income,” we cannot assure you that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. As a result of such changes, our historical operating results will not be indicative of our operating results for future periods and the value of our shares of common stock may be adversely affected. We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

We may be subject to fines and legal sanctions if we or our Chinese employees fail to comply with PRC regulations relating to employee stock options granted by overseas listed companies to PRC citizens.

On December 25, 2006, the People’s Bank of China issued the Administration Measures on Individual Foreign Exchange Control, and its Implementation Rules were issued by the State Administration of Foreign Exchange (“SAFE”) on January 5, 2007. Both took effect on February 1, 2007. Under these regulations, all foreign exchange matters involved in an employee stock holding plan, stock option plan or similar plan in which PRC citizens’ participation requires approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure for Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plans or Stock Option Plans of Overseas Listed Companies, or Notice 78. Under Notice 78, PRC individuals who participate in an employee stock option holding plan or a stock option plan of an overseas listed company are required, through a PRC domestic agent or PRC subsidiary of the overseas listed company, to register with the SAFE and complete certain other procedures. If we and our Chinese employees are granted shares or stock options pursuant to our share incentive plan they would be subject to Notice 78. However, in practice, there are significant uncertainties with regard to the interpretation and implementation of Notice 78. We are committed to complying with the requirements of Notice 78. However, we cannot provide any assurance that we or our Chinese employees will be able to qualify for or obtain any registration required by Notice 78. In particular, if we and/or our Chinese employees fail to comply with the provisions of Notice 78, we and/or our Chinese employees may be subject to fines and legal sanctions imposed by the SAFE or other PRC government authorities, as a result of which our business operations and employee option plans could be materially and adversely affected.

The new M&A Rules establish more complex procedures for some acquisitions of Chinese companies by foreign investor which could make it more difficult for us to pursue growth through acquisitions in China.

The New M&A Rules that became effective on September 8, 2006 established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Complying with the requirements of the M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could materially adversely affect our ability to grow our business through acquisitions in China.

Risks Relating to our Securities

We may not be able to attract the attention of brokerage firms because we became a public company by means of a reverse acquisition.

Because we became public through a “reverse acquisition,” securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for the Company to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of its common stock.

The Company may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. The Company may have difficulty attracting and retaining directors with the requisite qualifications. If the Company is unable to attract and retain qualified officers and directors, the management of its business and its ability to obtain or retain listing of our shares of common stock on any stock exchange (assuming the Company elects to seek and are successful in obtaining such listing) could be adversely affected.

If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or detect fraud. Consequently, investors could lose confidence in the Company’s financial reporting and this may decrease the trading price of its stock.

The Company must maintain effective internal controls to provide reliable financial reports and detect fraud. The Company has been assessing its internal controls to identify areas that need improvement. It is in the process of implementing changes to internal controls, but has not yet completed implementing these changes. Failure to implement these changes to the Company’s internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm its operating results and cause investors to lose confidence in the Company’s reported financial information. Any such loss of confidence would have a negative effect on the trading price of the Company’s stock.

Voting power of our shareholders is highly concentrated by insiders.

Our officers and directors and affiliates own approximately 79.8% of our outstanding common shares. Such concentrated control of the Company may adversely affect the value of our common shares. If you acquire our common shares, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our common shares.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our Common Stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors have the authority to issue up to 10,000,000 shares of our preferred stock terms of which may be determined by the Board without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

You may experience dilution of your ownership interests because of the future issuance of additional common shares.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our shareholders. We may also issue additional shares of our securities that are convertible into or exercisable for common shares, as the case may be, in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares may create downward pressure on the value of our securities. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which our shares may be valued or are trading in a public market.

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We have experienced significant volatility in the price of our stock over the past few years. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations.

We have not voluntary implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflict of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While we intend to adopt certain corporate governance measures such as a code of ethics and established an audit committee, Nominating and Corporate Governance Committee, and Compensation Committee of our board of directors, we presently do not have any independent directors. We intend to expand our board membership in future periods to include independent directors. It is possible that if we were to have independent directors on our board, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of both corporate governance measures and independent directors in formulating their investment decisions.

If a public market for our common stock develops, trading will be limited under the SEC’s penny stock regulations, which will adversely affect the liquidity of our common stock.

The trading price of our common stock is less than $5.00 per share and, as a result, our common stock is considered a "penny stock," and trading in our common stock would be subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. Generally, the broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market. An active and liquid market in our common stock may never develop due to these factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal offices are located at 83 South Street, Suite 101, Freehold, New Jersey 07728, which includes general office space. We pay $1,000 per month in rent. Our lease will expire on October 31, 2017.

On December 22, 2016, the Company entered into an Agreement of Sale (the "Purchase Agreement") with Freehold Craig Road Partnership (“Seller”), a New Jersey partnership, to purchase certain real property located in the Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9, Freehold, NJ 07798 (the "Property"). The purchase price to be paid by the Company for the Property is $7,600,000 in cash. Upon execution of the Purchase Agreement, the Company was required to deposit $700,000 with Seller's escrow agent. The purchase of the Property was expected to close on February 15, 2017. Currently, the Company is processing to sign a supplemental and amendatory agreement with the seller and the closing date is expected to be extended to May 8, 2017 although there is no guarantee that we will be successful in extending such closing date.

The Company believes that its current office space is adequate for its current and immediately foreseeable operating needs. The Company does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company had no pending legal proceedings or claims.

None of our directors, officers, or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business.

ITEM 4. Mine Safety Disclosure

Not applicable

PART II

ITEM  5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on OTC Markets on the OTCQB under the stock symbol “AVCO”. Prior to October 18, 2016, the stock symbol was GTHC. The following table sets forth the high and low bid prices of its Common Stock, as reported by the OTCQB for the last fiscal year commencing February 22, 2016 (the were no bid or ask prices prior to February 22, 2016). The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	Year Ended December 31, 2016
	High	Low
First Quarter	$0.16	$0.16
Second Quarter	$0.16	$0.04
Third Quarter	$0.04	$0.04
Fourth Quarter	$3.00	$0.04

As of March 27, 2017, there were approximately 65 holders of record of the Company’s common stock, and 64,628,622 shares outstanding.

Dividends

The Company has never declared or paid any cash or stock dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company presently does not have an equity compensation plan.

Recent Sales of Unregistered Securities

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

On October 19, 2016, pursuant to a consulting service agreement, the Company issued 1,552,500 shares of its common stock to a third party for consulting services rendered in the areas of capital markets advisory.

The Company entered into and closed Subscription Agreements with several accredited investors (the "December 2016 Accredited Investors") pursuant to which the December 2016 Accredited Investors purchased an aggregate of 7,270,000 shares of the Company’s common stock (the “2016 Subscription Shares”) for an aggregate purchase price of $3,635,000. The closing occurred on December 19, 2016.

On February 21, 2017, Ms. Ingariola and the Company entered into an Executive Retention Agreement effective February 9, 2017 pursuant to which Ms. Ingariola agreed to serve as Chief Financial Officer. As partial compensation, the Company granted Ms. Ingariola a Stock Option to acquire 2,000,000 shares of common stock of the Company at an exercise price of $0.50 per share for a period of ten years. The Stock Options vest in 36 equal tranches commencing on the grant date.

The Company entered into and closed a Subscription Agreement with an accredited investor (the "March 2017 Accredited Investor") pursuant to which the March 2017 Accredited Investor purchased 3,000,000 shares of the Company’s common stock (“March 2017 Shares”) for a purchase price of $3,000,000 (the “Purchase Price”). The closing occurred on March 3, 2017. The Company, Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), Beijing DOING Biomedical Technology Co., Ltd. (“DOING”) and the March 2017 Accredited Investor entered into a Share Subscription Agreement whereby the parties acknowledged, among other things, that DOING agreed to transfer the Purchase Price to Avalon Shanghai on behalf of the March 2017 Investor and the March 2017 Accredited Investor agreed to transfer the March 2017 Shares to DOING upon DOING completing the registration of the acquisition of the March 2017 Shares with the Beijing Commerce Commission (“BCC”) and obtaining an Enterprise Overseas Investment Certificate (the “Investment Certificate”) from BCC. If DOING fails to complete the registration and acquire the Investment Certificate within one year of the closing then Avalon Shanghai shall transfer $3,000,000 with interest of 20% to DOING upon the request of DOING (the “BCC Repayment Obligation”). As of the date hereof, the Company is obligated to DOING in the principal amount of $3,000,000. The BCC Repayment Obligation is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. Further, Lu Wenzhao, a director and shareholder of the Company, and DOING entered into a Warranty Agreement. Pursuant to the Warranty Agreement, Mr. Wenzhao agreed to (i) cause the Company to be liable to DOING in the event the March 2017 Accredited Investor defaults in its obligations to DOING, (ii) cause the March 2017 Accredited Investor to transfer the March 2017 Shares to DOING upon DOING’s receipt of the Investment Certificate from BCC, (iii) within three years from the date of the Warranty Agreement, DOING may require Mr. Wenzhao to acquire the March 2017 Shares at $1.20 per share upon three months notice, and (iv) in the event Mr. Wenzhao does not acquire the March 2017 Shares within the three month period, interest of 15% per annum will be added to the purchase price.

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

ITEM 6.  SELECTED FINANCIAL DATA

As the Company is a Smaller Reporting Company (as defined by Rule 229.10(f)(1)), the Company is not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Unless otherwise indicated, references to the “Company,” “us” or “we” refer to Avalon GloboCare Corp. and its subsidiaries.

Special Note Regarding Forward-looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of factors, including those set forth under the risk factors and business sections in this Form 10-K.

Overview

We are a conglomerate dedicated to integrating and managing global healthcare services and resources, as well as empowering high-impact biomedical innovations and technologies to accelerate their clinical applications. Operating through three major platforms, namely “Avalon Cell”, “Avalon Telemedicine” and “Avalon Rehab”, our “technology + service” ecosystem covers the areas of regenerative medicine, cell-based immunotherapy, exosome technology, telemedicine with medical second opinion/referral services, as well as fertility and rehabilitation medicine. We plan to integrate these services through joint ventures and acquisitions that bring shareholder value both in the short term, through operational entities as part of Avalon Rehab and Avalon Telemedicine, and long term, through biomedical innovations as part of Avalon Cell.

Going Concern

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our only three clients who are our related parties; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had an accumulated deficit of $53,369 at December 31, 2016. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Our ability to continue as a going concern is dependent upon our ability to carry out our business plan, achieve profitable operations, obtain additional working capital funds from our significant shareholders, and or through debt and equity financings. However, there can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if any.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes and the valuation of equity transactions.

We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.

We provide medical related consulting services to our clients. We are paid fees for our services by our clients under written consulting agreements. Each contract calls for a fixed payment in a fixed period of time. We recognize revenue by providing medical related consulting services under written service contracts with our customers. Revenue related to our service offerings is recognized as the services are performed and amounts are earned, using the straight-line method over the term of the related services agreement. Prepayments, if any, received from customers prior to the services being performed are recorded as advance from customers. In these cases, when the services are performed, the amount recorded as advance from customers is recognized as revenue.

Income Taxes

We are governed by the income tax laws of the PRC and the United States. Income taxes are accounted for pursuant to ASC 740 “Accounting for Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxes is based on the results for the period as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is changed to equity. Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and we intend to settle its current tax assets and liabilities on a net basis.

Stock-based Compensation

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of Accounting Standards Codification (“ASC”) 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award. The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the period of services or the vesting period, whichever is applicable. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact it may have on our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our consolidated financial condition, results of operations, cash flows or disclosures.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Year Ended December 31, 2016 and for the Period from May 18, 2015 (Date of Inception) through December 31, 2015

Revenue

We generated revenue commencing on July 2016. For the year ended December 31, 2016, we had revenues from related parties of $616,446. We did not generate any revenue for the period from May 18, 2015 (date of inception) through December 31, 2015.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs.

For the year ended December 31, 2016, cost of revenues was $73,066. Since we started generating revenue during the third quarter of 2016, we had neither revenue nor cost of revenue in the period from May 18, 2015 (date of inception) through December 31, 2015.

Gross Profit and Gross Margin

Our gross profit was $543,380 for the year ended December 31, 2016, representing gross margin of 88.1%.

Operating Expenses

For the year ended December 31, 2016 and for the period from May 18, 2015 (date of inception) through December 31, 2015, operating expenses consisted of the following:

	For the Year Ended December 31, 2016	For the Period from May 18, 2015 (Date of Inception) through December 31, 2015
Selling expense	$6,894	$-
Professional fees	395,780	83,900
Other general and administrative	63,773	18,480
	$466,447	$102,380

•	Our selling expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department. Selling expense totaled $6,894 for the year ended December 31, 2016, while, we did not incur any selling expense during the period from May 18, 2015 (date of inception) through December 31, 2015. Selling expense as a percentage of revenue for the year ended December 31, 2016 was 1.1%.

•	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For the year ended December 31, 2016 and for the period from May 18, 2015 (date of inception) through December 31, 2015, professional fees amounted to $395,780 and $83,900, respectively, an increase of $311,880 or 371.7%. The increase was mainly attributable to an increase in accounting fees of approximately $16,000 incurred for services performed by our financial consultant, an increase in audit fees incurred of approximately $87,000, an increase in investor relations service charges of approximately $127,000, an increase in legal services fees of approximately $96,000, and an increase in other miscellaneous items of approximately $26,000 resulting from our business expansion, offset by a decrease in due diligence service fees of approximately $40,000. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

•	Other general and administrative expenses mainly consisted of compensation and related benefits, travel and entertainment, office supplies, rent, OTC markets application and listing fee, bank service charge and other miscellaneous items. Other general and administrative expenses totaled $63,773 for the year ended December 31, 2016, as compared to $18,480 for the period from May 18, 2015 (date of inception) through December 31, 2015, an increase of $45,293, or 245.1%. The increase was primarily attributable to an increase in compensation and related benefits of approximately $10,000, an increase in travel and entertainment of approximately $15,000, an increase in OTC markets application and listing fee of approximately $4,000, an increase in office rent of approximately $2,000, and an increase in other miscellaneous items of approximately $14,000, resulting from our business expansion.

Income (Loss) from Operations

As a result of the foregoing, for the year ended December 31, 2016, income from operations amounted to $76,933, as compared to loss from operations of $(102,380) for the period from May 18, 2015 (date of inception) through December 31, 2015.

Other Income

Other income includes interest income from bank deposits, which amounted to $575 and $8, for the year ended December 31, 2016 and for the period from May 18, 2015 (date of inception) through December 31, 2015, respectively.

Income Taxes

Income taxes expense was $21,927 for the year ended December 31, 2016, which was attributable to the taxable income generated by our China operating entity. We did not have any income taxes expense for the period from May 18, 2015 (date of inception) through December 31, 2015 since we incurred a loss in the period.

Net Income (Loss)

As a result of the factors described above, our net income was $55,581, or $0.001 per share (basic and diluted), for the year ended December 31, 2016. Our net loss was $102,372, or $(0.002) per share (basic and diluted), for the period from May 18, 2015 (date of inception) through December 31, 2015.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and our wholly-owned U.S. subsidiary, Avalon Healthcare System Inc. is the U.S. dollar and the functional currency of our wholly-owned PRC subsidiary, Avalon (Shanghai) Healthcare Technology Co., Ltd. which is incorporated in China, is the Chinese Renminbi (“RMB”). The financial statements of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenue, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $94,568 and $0 for the year ended December 31, 2016 and for the period from May 18, 2015 (date of inception) through December 31, 2015, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss for the year ended December 31, 2016 of $38,987, compared to comprehensive loss of $102,372 for the period from May 18, 2015 (date of inception) through December 31, 2015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2016 and 2015, we had cash balance of approximately $2,886,000 and $110,000, respectively. These funds are kept in financial institutions located as follows:

Country:	December 31, 2016		December 31, 2015
United States	$360,559	12.5%	$109,586	100.0%
China	2,525,630	87.5%	-	-
Total cash	$2,886,189	100.0%	$109,586	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2015 to December 31, 2016:

			December 31, 2015 to December 31, 2016
	December 31, 2016	December 31, 2015	Change	Percentage Change
Working capital (deficit):
Total current assets	$3,706,213	$109,586	$3,596,627	3,282.0%
Total current liabilities	160,317	122,958	37,359	30.4%
Working capital (deficit):	$3,545,896	$(13,372)	$3,559,268	(26,617.3)%

Our working capital increased by approximately $3,559,000 to working capital of approximately $3,546,000 at December 31, 2016 from working capital deficit (current liabilities exceeded current assets) of approximately $13,000 at December 31, 2015. The increase in working capital was primarily attributable to an significant increase in cash of approximately $2,777,000 mainly resulting from the proceeds received from sale of common stock of approximately $3,635,000 in year 2016, an increase in accounts receivable – related party, net of allowance for doubtful accounts, of approximately $70,000, an increase in prepaid expenses and other current assets of approximately $750,000 mainly due to the prepayment made for acquisition of real property of approximately $700,000 during the year ended December 31, 2016, and a decrease in accounts payable and accrued liabilities – related parties of approximately $10,000, offset by an increase in accounts payable and accrued liabilities of approximately $6,000, an increase in income taxes payable of approximately $21,000, an increase in VAT and other taxes payable of approximately $11,000, and an increase in due to related parties of approximately $9,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Year Ended December 31, 2016 Compared to the Period from May 18, 2015 (Date of Inception) through December 31, 2015

The following summarizes the key components of our cash flows for the year ended December 31, 2016 and the period from May 18, 2015 (date of inception) through December 31, 2015:

	Year Ended December 31, 2016	Period from May 18, 2015 (Date of Inception) through December 31, 2015
Net cash provided by (used in) operating activities	$13,984	$(67,564)
Net cash used in investing activities	(930,334)	-
Net cash provided by financing activities	3,785,000	177,150
Effect of exchange rate on cash	(92,047)	-
Net increase in cash	$2,776,603	$109,586

Net cash flow provided by operating activities for the year ended December 31, 2016 was approximately $14,000, which primarily reflected our net income of approximately $56,000, and the add-back of non-cash items mainly consisting of stock-based professional fees of approximately $53,000, and changes in operating assets and liabilities consisting of an increase in accounts payable and accrued liabilities of approximately $6,000, an increase in income taxes payable of approximately $22,000, and an increase in VAT and other taxes payable of approximately $12,000, offset by changes in operating assets and liabilities consisting of an increase in accounts receivable – related party of approximately $73,000, an increase in prepaid expenses and other of approximately $51,000, and a decrease in accounts payable and accrued liabilities – related parties of approximately $10,000.

Net cash flow used in operating activities for the period from May 18, 2015 (date of inception) through December 31, 2015 reflected our net loss of approximately $102,000, offset by changes in operating assets and liabilities consisting of an increase accounts payable and accrued liabilities of approximately $17,000, and an increase in accounts payable and accrued liabilities – related parties of approximately $18,000.

Net cash flow used in investing activities reflects the prepayments made for acquisition of real property of $700,000, the purchase of the Company’s shares of $230,000 made by AHS, and the purchase of property, plant and equipment of $334 for the year ended December 31, 2016. We did not incur any investing activity during the period from May 18, 2015 (date of inception) through December 31, 2015.

Net cash flow provided by financing activities was $3,785,000 for the year ended December 31, 2016. During the year ended December 31, 2016, we received proceeds from related parties’ advance of $9,000, and received proceeds from founders’ contribution of $141,000, and received proceeds from sale of common stock of $3,635,000, in funding our operations. Net cash flow provided by financing activities was $177,150 for the period from May 18, 2015 (date of inception) through December 31, 2015. During the period from May 18, 2015 (date of inception) through December 31, 2015, we received advance from related parties of $88,150 and received founders’ contribution of $89,000, in funding our operations.

Our capital requirements for the next twelve months primarily relate to purchasing certain real property located in the Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9, Freehold, NJ 07798. In addition, we expect to use cash to pay salaries and fees related to third parties’ professional services. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	Purchase price of $7.6 million to be paid for the property located in Township of Freehold, County of Monmouth, State of New Jersey;

•	An increase in working capital requirements to finance our current business;

•	Addition of administrative and sales personnel as the business grows; and

•	The cost of being a public company.

We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than working capital and advance received from related parties and funds received pursuant to securities purchase agreements, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. Therefore, our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Capital market consulting service contract	$114,000	$114,000	$-	$-	$-
Financial consulting service contract	46,400	46,400	-	-	-
Total	$160,400	$160,400	$-	$-	$-

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

Our primary operations are in China. Thus, most of our revenue and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the year ended December 31, 2016 and for the period from May 18, 2015 (date of inception) through December 31, 2015, we had unrealized foreign currency translation loss of approximately $95,000 and $0, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

The financial statements begin on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

On October 20, 2016 (the “Dismissal Date”), the Company advised Weinberg & Baer LLC (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the years ended December 31, 2015 and 2014 and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

Except as set forth below, during the years ended December 31, 2015 and 2014 and through the Dismissal Date, the reports of the Former Auditor on the Company's financial statements did not contain any adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that the report contained a paragraph stating there was substantial doubt about the Company's ability to continue as a going concern.

New independent registered public accounting firm

On October 20, 2016 (the “Engagement Date”), the Company engaged RBSM LLP (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2016. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

1.	application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.	any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016 based on the COSO framework criteria. Management has identified control deficiencies as follows:

•	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

•	There is a strong reliance on outside consultants to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

•	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

•	A formal audit committee has not been formed.

Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outside accounting consultants. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2016 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Wenzhao Lu	57	Chairman of the Board of Directors of the Company and AHS
David Jin, MD, PhD	48	Chief Executive Officer, President and Director of the Company and AHS
Meng Li	38	Chief Operating Officer, Secretary and Director of the Company and AHS and the sole executive officer and director of Avalon Shanghai
Luisa Ingargiola	49	Chief Financial Officer

Background of Executive Officers and Directors

Wenzhao Lu, Chairman of the Board of Directors of the Company and AHS

Mr. Wenzhao Lu is Chairman of the Board of the Company and AHS. He is a seasoned healthcare entrepreneur with extensive operation in China. He has been serving as Chairman of the Board for the DaoPei Medical Group (“DPMG”) since 2010. Under his leadership, DPMG has recently expanded its clinical network involving a state-of-the-art stem cell bank at Wuhan Biolake, three top-ranked private hospitals (located in Beijing, Shanghai, and Hebei), specialty hematology laboratories, as well as a hematology research institute, with more than 100 partnering and collaborating hospitals in China. DPMG was founded by Professor Daopei Lu, a renowned hematologist pioneering in hematopoietic stem cell transplant and member of the Academy of Engineering in China. Mr. Wenzhao Lu received a Bachelor of Arts from Temple University Tyler School of Arts in 1988 and subsequently worked as senior Art Director at Ogilvy & Mather Advertising Company. Prior to joining DPMG, Mr. Lu served as Chief Operating Officer for BioTime Asia Limited which is a subsidiary of BioTime, Inc. (NYSE/AMEX: BTX) in 2009.

David Jin, Chief Executive Officer, President and Director of the Company and AHS

Dr. David Jin, MD, PhD, a director and Chief Executive Officer of the Company and AHS.  From 2009 to 2016, Dr. Jin has served as the Chief Medical Officer of BioTime, Inc. (NYSE MKT: BTX), a clinical stage regenerative medicine company with a focus on pluripotent stem cell technology.  Dr. Jin also acts as a senior translational clinician-scientist at the Howard Hughes Medical Institute and the Ansary Stem Cell Center at Weill Cornell Medical College of Cornell University. Prior to his current endeavors, Dr. Jin was Chief Consultant/Advisor for various biotech/pharmaceutical companies regarding hematology, oncology, immunotherapy and stem cell-based technology development. Dr. Jin has been Principle Investigator in more than 15 pre-clinical and clinical trials, as well as author/co-author of over 80 peer-reviewed scientific abstracts, articles, reviews, and book chapters. Dr. Jin studied medicine at SUNY Downstate College of Medicine in Brooklyn, NY.   He received his clinical training and subsequent faculty tenure at the New York-Presbyterian Hospital (the teaching hospital for both Cornell and Columbia Universities) in the areas of internal medicine, hematology, and clinical oncology. Dr. Jin was honored as Top Chief Medical Officer by ExecRank in 2012, as well as recognized as Leading Physicians of the World in 2015.

Meng Li, Chief Operating Officer, Secretary and Director of the Company and AHS and the sole executive officer and director of Avalon Shanghai

Ms. Meng Li is Chief Operating Officer, Secretary and a member of the Board of Directors. Ms. Li has over 15 years of executive experience in international marketing, branding, communication, and media investment consultancy. Ms. Li served as Managing Director at Maxus/GroupM (a WPP Group company) where she was responsible for business P&L and corporate management from 2006 to 2015. Prior to joining Maxus/Group M, Ms. Li worked for Zenithmedia (a Publicis Group company) from 2000-2006 as Senior Manager. Ms. Li received a Bachelor of Arts in International Economic Law from University of Dalian Maritime University, China.

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at its annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Luisa Ingargiola, Chief Financial Officer

Luisa Ingargiola  graduated in 1989 from Boston University with a Bachelor Degree in Business Administration and a concentration in Finance. In 1996, she received her MBA in Health Administration from the University of South Florida. In 1990, Ms. Ingargiola joined Boston Capital Partners as an Investment Advisor in their Limited Partnership Division. In this capacity, she worked with investors and partners to report investment results, file tax forms, and recommend investments. In 1992, Ms. Ingargiola joined MetLife Insurance Company as a Budget and Expense Manager. In this capacity she managed a $30 million dollar annual budget. Her responsibilities included budget implementation, expense and variance analysis and financial reporting. From 2007 through 2016, Ms. Ingargiola served as the Chief Financial Officer at MagneGas Corporation and continues to serve as a director. Ms. Ingargiola serves as the Audit Committee Chair for COPsync, Inc. (Nasdaq: COYN) and FTE Networks, Inc. (OTC: FTNW) and serves as a director for OptaCorp. and The JBF Foundation Worldwide, a 501c3 non-profit.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors (“Board”) is primarily responsible for overseeing our risk management processes on behalf of the Company.  The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

The Company has a code of ethics that applies to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. A copy of this code is available in the Employee Handbook. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Indemnification of Directors and Officers

Our directors and executive officers are indemnified as provided by the Delaware law and our Bylaws. These provisions state that our directors may cause us to indemnify a director or former director against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him as a result of him acting as a director. The indemnification of costs can include an amount paid to settle an action or satisfy a judgment. Such indemnification is at the discretion of our board of directors and is subject to the Securities and Exchange Commission’s policy regarding indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise. We have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended December 31, 2016, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended December 31, 2016 or who earned compensation exceeding $100,000 during fiscal year 2016 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Dr. David Jin	2015	-	—	—	—	—	—	-
CEO	2016	16,667	—	—	—	—	—	16,667
Meng Li	2015	-	—	—	—	—	—	-
COO and Secretary	2016	8,655	—	—	—	—	—	8,655

Outstanding Equity Awards at Fiscal Year-End Table

The Company did not issued equity awards during the year ended December 31, 2016.

Employment Agreements

David Jin

On December 1, 2016, the Company entered into an Executive Employment Agreement with David Jin, the Company’s CEO and President. Pursuant to the agreement, Mr. Jin will be employed as President and Chief Executive Officer of the Company until November 30, 2017 unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Jin will be entitled to a base salary at the annualized rate of $200,000 and will be eligible for a discretionary performance bonus, equity awards and to participate in employee benefits plans as the Company may institute from time to time at the discretion of the Company’s Board of Directors. Pursuant to the agreement, Mr. Jin may be terminated for “cause” as defined and Mr. Jin may resign for “good reason” as defined. In the event Mr. Jin is terminated without cause or resigns for good reason, the Company will be required to pay Mr. Jin all accrued salary and bonuses, reimbursement for all business expenses and Mr. Jin’s salary for one year. In the event Mr. Jin is terminated with cause, resigns without good reason, dies or is disabled, the Company will be required to pay Mr. Jin all accrued salary and bonuses and reimbursement for all business expenses. Under the agreement Mr. Jin is subject to confidentiality, non-compete and non-solicitation restrictions.

Meng Li

On January 11, 2017, Avalon Shanghai entered into an Executive Employment Agreement with Meng Li, the Company’s COO and Secretary. Pursuant to the agreement, Ms. Li will be employed as Chief Operating Officer and President of Avalon Shanghai through November 30, 2019, unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Ms. Li will be entitled to a base salary at the annualized rate of $100,000 and will be eligible for a discretionary performance bonus, equity awards and to participate in employee benefits plans as the Avalon Shanghai may institute from time to time at the discretion of its Board of Directors. Pursuant to the agreement, Ms. Li may be terminated for “cause” as defined and Ms. Li may resign for “good reason” as defined. In the event Ms. Li is terminated without cause or resigns for good reason, Avalon Shanghai will be required to pay Ms. Li all accrued salary and bonuses, reimbursement for all business expenses and Ms. Li’s salary for one year. In the event Ms. Li is terminated with cause, resigns without good reason, dies or is disabled, Avalon Shanghai will be required to pay Ms. Li all accrued salary and bonuses and reimbursement for all business expenses. Under the agreement Ms. Li is subject to confidentiality, non-compete and non-solicitation restrictions.

Luisa Ingariola

 On February 21, 2017, Ms. Ingariola and the Company entered into an Executive Retention Agreement effective February 9, 2017 pursuant to which Ms. Ingariola agreed to serve as Chief Financial Officer in consideration of an annual salary of $200,000 to be increased to $225,000 on the 60 day anniversary. The Company has agreed to provide a bonus of 50% of her base salary upon the Company timely filing its annual report on Form 10-K for the year ended December 31, 2017 and the Company raising gross proceeds of $20 million in debt and/or equity capital and a bonus of 100% of her base salary upon the Company achieving (i) any merger or sale of the Company or its assets, (ii) the Company achieving adjusted EBITDA of $10 million in a fiscal year, (iii) the Company achieving a listing on a national exchange and then or subsequently raising gross proceeds in the amount of $10 million. The Company also granted Ms. Ingariola a Stock Option to acquire two million shares of common stock of the Company at an exercise price of $0.50 per share for a period of ten years. The Stock Options vest in 36 equal tranches commencing on the grant date. The Company and Ms. Ingariola also entered into an Indemnification Agreement.

The employment of Ms. Ingariola is at will and may be terminated at any time, with or without formal cause. Pursuant to the terms of executive retention agreement with Ms. Ingariola, the Company has agreed to provide specified severance and bonus amounts and to accelerate the vesting on their equity awards upon termination upon a change of control or an involuntary termination, as each term is defined in the agreements.

In the event of a termination upon a change of control, Ms. Ingariola is entitled to receive an amount equal to 12 months of her base salary and the target bonus then in effect for the executive officer for the year in which such termination occurs, such bonus payment to be pro-rated to reflect the full number of months the executive remained in the Company’s employ. In addition, the vesting on any stock option held by the executive officer will be accelerated in full. At the election of the executive officer, the Company will also continue to provide health related employee insurance coverage for twelve months, at the Company’s expense.

In the event of an involuntary termination, Ms. Ingariola is entitled to receive an amount equal to six months of her base salary and the target bonus then in effect for the executive officer for the six months in which such termination occurs, such bonus payment to be pro-rated to reflect the full number of months the executive remained in the Company’s employ. Such payment will be increased to 12 months upon the one year anniversary of the retention agreement. In addition, the vesting on any stock option held by the executive officer will be accelerated in full. At the election of the executive officer, the Company will also continue to provide health related employee insurance coverage for twelve months, at the Company’s expense.

Grants of Plan Based Awards

We did not make any plan based equity or non-equity awards grants to named executives during the years ended December 31, 2016 and 2015.

Option Exercises

There were no options exercised by our named officers during the years ended December 31, 2016 and 2015.

Compensation of Directors

We have no non-executive directors. Our directors did not earn compensation for the years ended December 31, 2016 and 2015.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 27, 2017 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. The numbers below reflect a 1:4 reverse stock split implemented on October 18, 2016. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock (2)
Wenzhao Lu *	30,900,000		47.7%
David Jin, MD, PhD *	15,450,000		23.8%
Meng Li *	5,150,000		8.0%
Luisa Ingariola*	222,220	(3)	0.3%
All officers and directors as a group (4 persons)	51,722,220		79.8%

* Officer and/or director of the Company

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Avalon GloboCare Corp., 83 South Street, Suite 101, Freehold, New Jersey 07728.

(2)	Applicable percentage ownership is based on 64,628,622 shares of common stock outstanding as of March 27, 2017, together with securities exercisable or convertible into shares of common stock within 60 days of March 27, 2017 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 27, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Represents a Stock Option to acquire 222,220 shares of common stock of the Company at an exercise price of $0.50 per share for a period of ten years.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Revenue from related parties and accounts receivable – related party

During the year ended December 31, 2016 and the period from May 18, 2015 (date of inception) through December 31, 2015, revenue from related parties was as follows:

	Year Ended December 31, 2016	Period from May 18, 2015 (Date of Inception) through December 31, 2015
Medical related consulting services provided to:
Shanghai Daopei (1)	$313,946	$-
Beijing Nanshan (2)	162,500	-
Hebei Yanda (3)	140,000	-
	$616,446	$-

(1)	Shanghai Daopei is a subsidiary of a company whose chairman is Wenzhao Lu, the major shareholder of the Company.

(2)	Beijing Nanshan is a subsidiary of a company whose chairman is Wenzhao Lu, the major shareholder of the Company.

(3)	Hebei Yanda is a subsidiary of a company whose chairman is Wenzhao Lu, the major shareholder of the Company.

Accounts receivable – related party, net of allowance for doubtful accounts, at December 31, 2016 and 2015 amounted to $70,228 and $0, respectively, and were related to consulting services provided to Shanghai Daopei, a Chinese entity whose chairman is Wenzhao Lu, the major shareholder of the Company. Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable – related party at December 31, 2016.

Accounts payable and accrued liabilities – related parties

At December 31, 2016 and 2015, the Company owed David Jin, its shareholder, chief executive officer, president and board member, of $6,278 and $18,208, respectively, for travel reimbursements which have been included in accounts payable and accrued liabilities – related parties on the accompanying consolidated balance sheets.

At December 31, 2016 and 2015, the Company owed Meng Li, its shareholder, chief operating officer and board member, of $309 and $0, respectively, for travel and other miscellaneous reimbursements which have been included in accounts payable and accrued liabilities – related parties on the accompanying consolidated balance sheets.

On October 17, 2016, the Company entered into a lease for office space in New Jersey with a related party (the “Office Lease”). Pursuant to the Office Lease, the monthly rent is $1,000. The term of the Office Lease is one year commencing on November 1, 2016 and will expire on October 31, 2017. As of December 31, 2016, the accrued and unpaid rent expense related to this Office Lease amounted to $2,000 which was included in accounts payable and accrued liabilities – related parties on the accompanying consolidated balance sheets.

Due to related parties

From time to time, David Jin, shareholder, chief executive officer, president and board member of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The working capital advance of $500 at December 31, 2016 and 2015 was reflected as due to related parties on the accompanying consolidated balance sheets.

From time to time, Meng Li, shareholder, chief operating officer and board member of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The working capital advance of $87,650 at December 31, 2016 and 2015 was reflected as due to related parties on the accompanying consolidated balance sheets.

From time to time, Wenzhao Lu, major shareholder, chairman of the Board of Directors and board member of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The working capital advance of $9,000 and $0 at December 31, 2016 and 2015, respectively, was reflected as due to related parties on the accompanying consolidated balance sheets.

Distribution to AHS’s founders

On September 14, 2016, AHS entered into a stock purchase agreement (the "September Agreement") to acquire 1,500,000 shares of restricted common stock (the “Control Shares”) of Global Technologies Corp., which subsequently changed its name on October 18, 2016 to Avalon GloboCare Corp., for a purchase price of $230,000. Upon purchase of the Control Shares, AHS beneficially owned shares of common stock representing control of Global Technologies Corp.. AHS subsequently assigned the Control Shares to its three founders resulting in Wenzhao Lu receiving 900,000 shares, David Jin receiving 450,000 shares and Meng Li receiving 150,000 shares. AHS recorded the assignment as a distribution to founders/owners with a corresponding debit to additional paid-in capital of $230,000, which was treated as a return of capital in the equity accounts and was recorded as a reduction in additional paid-in capital.

Operating lease

On October 17, 2016, the Company entered into a lease for office space in New Jersey with a related party (the “Office Lease”). Pursuant to the Office Lease, the monthly rent is $1,000. The term of the Office Lease is one year commencing on November 1, 2016 and will expire on October 31, 2017. For the year ended December 31, 2016, rent expense related to the Office Lease amounted to $2,000.

Warranty Agreement

The Company entered into and closed a Subscription Agreement with an accredited investor (the "March 2017 Accredited Investor") pursuant to which the March 2017 Accredited Investor purchased 3,000,000 shares of the Company’s common stock (“March 2017 Shares”) for a purchase price of $3,000,000 (the “Purchase Price”). The closing occurred on March 3, 2017. The Company, Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), Beijing DOING Biomedical Technology Co., Ltd. (“DOING”) and the March 2017 Accredited Investor entered into a Share Subscription Agreement whereby the parties acknowledged, among other things, that DOING agreed to transfer the Purchase Price to Avalon Shanghai on behalf of the March 2017 Investor and the March 2017 Accredited Investor agreed to transfer the March 2017 Shares to DOING upon DOING completing the registration of the acquisition of the March 2017 Shares with the Beijing Commerce Commission (“BCC”) and obtaining an Enterprise Overseas Investment Certificate (the “Investment Certificate”) from BCC. If DOING fails to complete the registration and acquire the Investment Certificate within one year of the closing then Avalon Shanghai shall transfer $3,000,000 with interest of 20% to DOING upon the request of DOING (the “BCC Repayment Obligation”). As of the date hereof, the Company is obligated to DOING in the principal amount of $3,000,000. The BCC Repayment Obligation is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. Further, Lu Wenzhao, a director and shareholder of the Company, and DOING entered into a Warranty Agreement. Pursuant to the Warranty Agreement, Mr. Wenzhao agreed to (i) cause the Company to be liable to DOING in the event the March 2017 Accredited Investor defaults in its obligations to DOING, (ii) cause the March 2017 Accredited Investor to transfer the March 2017 Shares to DOING upon DOING’s receipt of the Investment Certificate from BCC, (iii) within three years from the date of the Warranty Agreement, DOING may require Mr. Wenzhao to acquire the March 2017 Shares at $1.20 per share upon three-month notice, and (iv) in the event Mr. Wenzhao does not acquire the March 2017 Shares within the three month period, interest of 15% per annum will be added to the purchase price.

Director Independence

Our Board of Directors has undertaken a review of its composition and the independence of each director. Based on the review of each director's background, employment and affiliations, including family relationships, the Board of Directors has determined that there are no “independent directors” under the rules and regulations of the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

RBSM LLP served as our independent auditors for the years ended December 31, 2016 and 2015. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
Audit Fees	$87,100	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Totals	$87,100	$-

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees."

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2016 or 2015.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation (2)

3.2	Certificate of Amendment of Certificate of Incorporation filed pursuant to Delaware General Corporation Law (1)

3.3	Certificate of Correction to the Certificate of Amendment of Certificate of Incorporation filed pursuant to Delaware General Corporation Law (1)

3.4	Bylaws (3)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (5)

4.2	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (8)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (9)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (9)

4.5	Warranty Agreement between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd.(9)

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (1)

10.2	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (4)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership, as Seller, and Avalon GloboCare Corp., as Buyer dated as of December 22, 2016 (6)

10.4	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li dated January 11, 2017 (7)

10.5	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (8)

10.6	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (8)

14.1	Code of Ethics (1)

21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2016.
(2)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 26, 2015.
(3)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on February 19, 2015.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 2, 2016.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2016.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 23, 2016.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2017.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 21, 2017.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 7, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon GlobalCare Corp.

Dated: March 27, 2017	By:	/s/ Dr. David K. Jin
Dr. David K. Jin
Chief Executive Officer and President
(Principal Executive Officer)

Dated: March 27, 2017	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 27, 2017	By:	/s/Meng Li
Meng Li
Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David K. Jin	Chief Executive Officer, President and Director	March 27, 2017
David K. Jin	(Principal Executive Officer)

/s/ Luisa Ingargiola	Chief Financial Officer	March 27, 2017
Luisa Ingargiola	(Principal Financial Officer)

/s/ Meng Li	Director and Chief Operating Officer	March 27, 2017
Meng Li

/s/ Wenzhao Lu	Director	March 27, 2017
Wenzhao Lu

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - As of December 31, 2016 and 2015	F-3

Consolidated Statements of Operations and Comprehensive Loss - For the Year Ended December 31, 2016 and for the Period from May 18, 2015 (Date of Inception) through December 31, 2015	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) - For the Year Ended December 31, 2016 and for the Period from May 18, 2015 (Date of Inception) through December 31, 2015	F-5

Consolidated Statements of Cash Flows – For the Year Ended December 31, 2016 and for the Period from May 18, 2015 (Date of Inception) through December 31, 2015	F-6

Notes to Consolidated Financial Statements	F-7 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avalon GloboCare Corp.

We have audited the accompanying consolidated balance sheets of Avalon GloboCare Corp. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016 and for the period from May 18, 2015 (date of inception) through December 31, 2015. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avalon GloboCare Corp. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the year ended December 31, 2016 and for the period from May 18, 2015 (date of inception) through December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a limited operating history and generated an accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

March 27, 2017

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash	$2,886,189	$109,586
Accounts receivable - related party, net of allowance for doubtful accounts	70,228	-
Prepaid expenses and other	749,796	-

Total Current Assets	3,706,213	109,586

Property, plant and equipment, net	295	-

Total Assets	$3,706,508	$109,586

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$22,334	$16,600
Accounts payable and accrued liabilities - related parties	8,587	18,208
Income taxes payable	20,976	-
VAT and other taxes payable	11,270	-
Due to related parties	97,150	88,150

Total Current Liabilities	160,317	122,958

Commitments and Contingencies - (Note 12)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2016 and 2015	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 61,628,622 and 50,000,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	6,163	5,000
Additional paid-in capital	3,681,387	84,000
Accumulated deficit	(53,369)	(102,372)
Statutory reserve	6,578	-
Accumulated other comprehensive loss - foreign currency translation adjustment	(94,568)	-

Total Stockholders' Equity (Deficit)	3,546,191	(13,372)

Total Liabilities and Stockholders' Equity (Deficit)	$3,706,508	$109,586

The accompanying notes are an integral part of these consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year	For the Period from
	Ended	May 18, 2015 (Date of Inception) through
	December 31, 2016	December 31, 2015

REVENUE
Revenue	$-	$-
Revenue - related parties	616,446	-
Total Revenue	616,446	-

COST OF REVENUE
Cost of revenue	-	-
Cost of revenue - related parties	73,066	-
Total Cost of Revenue	73,066	-

GROSS PROFIT	543,380	-

OPERATING EXPENSES:
Selling expense	6,894	-
Professional fees	395,780	83,900
Other general and administrative	63,773	18,480

Total Operating Expenses	466,447	102,380

INCOME (LOSS) FROM OPERATIONS	76,933	(102,380)

OTHER INCOME
Interest Income	575	8

Total Other Income	575	8

INCOME (LOSS) BEFORE INCOME TAXES	77,508	(102,372)

INCOME TAXES	21,927	-

NET INCOME (LOSS)	$55,581	$(102,372)

COMPREHENSIVE LOSS
NET INCOME (LOSS)	55,581	(102,372)
OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(94,568)	-
COMPREHENSIVE LOSS	$(38,987)	$(102,372)

NET INCOME (LOSS) PER COMMON SHARES:
Basic and diluted	$0.001	$(0.002)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	51,139,475	50,000,000

The accompanying notes are an integral part of these consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from May 18, 2015 (Date of Inception) through December 31, 2015 and the Year Ended December 31, 2016

	Preferred Stock		Common Stock		Additional			Accumulated	Total
	Number of		Number of		Paid-in	Accumulated	Statutory	Other	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Reserve	Comprehensive Loss	Equity (Deficit)

Balance, May 18, 2015 (date of inception)	-	$-	50,000,000	$5,000	$(5,000)	$-	$-	$-	$-

AHS founders' contribution	-	-	-	-	89,000	-	-	-	89,000

Net loss from May 18, 2015 (date of inception) through December 31, 2015	-	-	-	-	-	(102,372)	-	-	(102,372)

Balance, December 31, 2015	-	-	50,000,000	5,000	84,000	(102,372)	-	-	(13,372)

Reorganization of company	-	-	1,750,000	175	(175)	-	-	-	-

Common shares issued for services	-	-	2,608,622	261	52,289	-	-	-	52,550

Common shares sold for cash	-	-	7,270,000	727	3,634,273	-	-	-	3,635,000

AHS founders' contribution	-	-	-	-	141,000	-	-	-	141,000

Distribution of Avalon GloboCare Corp.'s shares to AHS's founders	-	-	-	-	(230,000)	-	-	-	(230,000)

Appropriation to statutory reserve	-	-	-	-	-	(6,578)	6,578	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	(94,568)	(94,568)

Net income for the year	-	-	-	-	-	55,581	-	-	55,581

Balance, December 31, 2016	-	$-	61,628,622	$6,163	$3,681,387	$(53,369)	$6,578	$(94,568)	$3,546,191

The accompanying notes are an integral part of these consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Period from
	Ended	May 18, 2015 (Date of Inception) through
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$55,581	$(102,372)
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operating activities:
Depreciation expense	26	-
Stock-based professional fees	52,550	-
Changes in operating assets and liabilities:
Accounts receivable - related party	(73,413)	-
Prepaid expense and other	(50,619)	-
Accounts payable and accrued liabilities	5,758	16,600
Accounts payable and accrued liabilities - related parties	(9,607)	18,208
Income taxes payable	21,927	-
VAT and other taxes payable	11,781	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	13,984	(67,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment made for acquisition of real property	(700,000)	-
Purchase of Avalon GloboCare Corp.'s shares by AHS	(230,000)	-
Purchase of property, plant and equipment	(334)	-

NET CASH USED IN INVESTING ACTIVITIES	(930,334)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from related parties' advance	9,000	88,150
Proceeds received from founders' contribution	141,000	89,000
Proceeds from sale of common stock	3,635,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,785,000	177,150

EFFECT OF EXCHANGE RATE ON CASH	(92,047)	-

NET INCREASE IN CASH	2,776,603	109,586

CASH - beginning of period	109,586	-

CASH - end of year	$2,886,189	$109,586

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distribution of Avalon GloboCare Corp.'s shares to founders	$230,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Avalon GloboCare Corp. (f/k/a Global Technologies Corp.) (the “Company”) is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on July 28, 2014. On October 18, 2016, the Company changed its name to Avalon GloboCare Corp. and completed a reverse split its shares of common stock at a ratio of 1:4. On October 19, 2016, the Company entered into and closed a Share Exchange Agreement with the shareholders of Avalon Healthcare System, Inc., a Delaware corporation (“AHS”), each of which are accredited investors (“AHS Shareholders”) pursuant to which we acquired 100% of the outstanding securities of AHS in exchange for 50,000,000 shares of our common stock (the “AHS Acquisition”).  AHS was incorporated on May 18, 2015 under the laws of the State of Delaware. As a result of such acquisition, the Company’s operations now are focused on integrating and managing global healthcare services and resources, as well as empowering high-impact biomedical innovations and technologies to accelerate their clinical applications. Operating through three major platforms, namely “Avalon Cell”, “Avalon Telemedicine” and “Avalon Rehab”, our “technology + service” ecosystem covers the areas of regenerative medicine, cell-based immunotherapy, exosome technology, telemedicine with medical second opinion/referral services, as well as fertility and rehabilitation medicine. We plan to integrate these services through joint ventures and acquisitions that bring shareholder value both in the short term, through operational entities as part of Avalon Rehab and Avalon Telemedicine, and long term, through biomedical innovations as part of Avalon Cell. AHS owns 100% of the capital stock of Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), which is a wholly foreign-owned enterprise organized under the laws of the China. Avalon Shanghai was incorporated on April 29, 2016 and is engaged in medical related consulting services for customers.

For accounting purposes, AHS was the surviving entity. The transaction was accounted for as a recapitalization of AHS pursuant to which AHS was treated as the accounting acquirer, surviving and continuing entity although the Company is the legal acquirer rather than a reverse acquisition. The Company did not recognize goodwill or any intangible assets in connection with this transaction. Accordingly, the Company’s historical financial statements are those of AHS and its wholly-owned subsidiary, Avalon Shanghai immediately following the consummation of this reverse merger transaction.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the rules and regulations of the U.S. Securities and Exchange Commission for financial information.

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Avalon Healthcare System, Inc. and Avalon (Shanghai) Healthcare Technology Co., Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

Going concern

The Company currently has limited operations. The Company’s operations now are focused on providing outsourced, customized international healthcare services to the rapidly changing health care industry primarily focused in the People’s Republic of China. The Company is also pursuing the provision of these services in the United States as well as certain strategic partnerships and property ownership and management.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $53,369 at December 31, 2016. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical consulting services to its only three clients who are related parties; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN (continued)

Going concern (continued)

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the year ended December 31, 2016 and the period from May 18, 2015 (date of inception) through December 31, 2015 include the allowance for doubtful accounts, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, accruals for taxes due, and the value of stock-based professional fees.

Fair value of financial instruments and fair value measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

•	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

•	Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

•	Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable – related party, prepaid expenses and other, accounts payable and accrued liabilities, accounts payable and accrued liabilities – related parties, income taxes payable, VAT and other taxes payable, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and United States. At December 31, 2016 and 2015, cash balances in the PRC are $2,525,630 and $0, respectively, are uninsured. At December 31, 2016 and 2015, cash balances in United States are $360,559 and $109,586, respectively. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk

Currently, a significant portion of the Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. A portion of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A small portion of the Company’s sales are credit sales which is to the customer whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

At December 31, 2016 and 2015, the Company’s cash balances by geographic area were as follows:

Country:	December 31, 2016		December 31, 2015
United States	$360,559	12.5%	$109,586	100.0%
China	2,525,630	87.5%	-	-
Total cash	$2,886,189	100.0%	$109,586	100.0%

Accounts receivable – related party and allowance for doubtful accounts

Accounts receivable – related party are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable – related party at December 31, 2016. The Company historically has not experienced uncollectible accounts from customers granted with credit sales.

Property, plant and equipment

Property, plant and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the year ended December 31, 2016 and the period from May 18, 2015 (date of inception) through December 31, 2015.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Value added tax

The Company is subject to a value added tax (“VAT”) of 6% for providing consulting service. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of consulting services provided (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). The Company reports revenue net of PRC’s value added tax for all the periods presented in the consolidated statements of operations and comprehensive loss.

Revenue recognition

Pursuant to the guidance of ASC Topic 605, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured.

The Company provides medical related consulting services to its clients. The Company is paid fees for its services by its clients under written consulting agreements. Each contract calls for a fixed payment in a fixed period of time. The Company recognizes revenue by providing medical related consulting services under written service contracts with its customers. Revenue related to its service offerings is recognized as the services are performed and amounts are earned, using the straight-line method over the term of the related services agreement. Prepayments, if any, received from customers prior to the services being performed are recorded as advance from customers. In these cases, when the services are performed, the amount recorded as advance from customers is recognized as revenue.

Cost of revenue

Cost of consulting services includes internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Research and development

Expenditures for research and product development costs are expensed as incurred. The Company did not incur any research and development costs during the year ended December 31, 2016 and the period from May 18, 2015 (date of inception) through December 31, 2015.

Advertising

All costs related to advertising are expensed as incurred. The Company did not incur any advertising expenses during the year ended December 31, 2016 and the period from May 18, 2015 (date of inception) through December 31, 2015.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company accounts for income taxes using the asset/liability method prescribed by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2016 and 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax year that remains subject to examination is the years ended December 31, 2016 and 2015. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2016 and 2015.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and its wholly-owned U.S. subsidiary, Avalon Healthcare System Inc. is the U.S. dollar and the functional currency of the Company’s its wholly-owned PRC subsidiary, Avalon (Shanghai) Healthcare Technology Co., Ltd., is the Chinese Renminbi (“RMB”). For the subsidiary whose functional currency is the RMB, result of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2016 were translated at 6.9448 RMB to $1.00, which was the exchange rate on the balance sheet date. Equity accounts were stated at their historical rates. The average translation rate applied to the statements of operations and comprehensive loss for the year ended December 31, 2016 was 6.6435 RMB to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive loss

Comprehensive loss is comprised of net income (loss) and all changes to the statements of stockholders’ equity (deficit), except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the year ended December 31, 2016 consisted of net income (loss) and unrealized loss from foreign currency translation adjustment.

Earnings (loss) per share

ASC Topic 260 “Earnings per Share,” requires presentation of both basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (loss) per share (continued)

Basic earnings per share are computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Common stock equivalents are not included in the calculation of diluted earnings per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The Company did not have any common stock equivalents and potentially dilutive common stock outstanding during the year ended December 31, 2016 and during the period from May 18, 2015 (date of inception) through December 31, 2015.The following table presents a reconciliation of basic and diluted net income (loss) per share:

	Year Ended December 31, 2016	Period from May 18, 2015 (Date of Inception) through December 31, 2015
Net income (loss) for basic and diluted net income (loss) per share of common stock	$55,581	$(102,372)
Weighted average common stock outstanding - basic and diluted	51,139,475	50,000,000
Net income (loss) per common share - basic and diluted	$0.001	$(0.002)

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. All of the Company's operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment. Currently, all of the Company’s customers are in the People’s Republic of China and all income is derived from consulting services.

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all significant related party transactions.

Reverse stock split

The Company effected an one-for-four reverse stock split of its common stock on October 18, 2016. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

Fiscal year end

The Company has adopted a fiscal year end of December 31st.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact it may have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its consolidated financial condition, results of operations, cash flows or disclosures.

NOTE 4 – PREPAID EXPENSES AND OTHER

At December 31, 2016 and 2015, prepaid expenses and other consisted of the following:

	December 31, 2016	December 31, 2015
Prepayment for acquisition of real property (see note 12 Real property purchase agreement)	$700,000	$-
Other	49,796	-
	$749,796	$-

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

At December 31, 2016 and 2015, property, plant and equipment consisted of the following:

	Useful life	December 31, 2016	December 31, 2015
Office equipment	3 Years	$320	$-
Less: accumulated depreciation		(25)	-
		$295	$-

For the year ended December 31, 2016 and the period from May 18, 2015 (date of inception) through December 31, 2015, depreciation expense amounted to $26 and $0, respectively, which was included in operating expenses.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2016 and 2015, accounts payable and accrued liabilities consisted of the following:

	December 31, 2016	December 31, 2015
Accrued professional fees	$14,080	$16,600
Other	8,254	-
	$22,334	$16,600

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 7 – VAT AND OTHER TAXES PAYABLE

At December 31, 2016 and 2015, VAT and other taxes payable consisted of the following:

	December 31, 2016	December 31, 2015
VAT tax payable	$8,768	$-
Other taxes payable	2,502	-
	$11,270	$-

NOTE 8 – RELATED PARTY TRANSACTIONS

Revenue from related parties and accounts receivable – related party

During the year ended December 31, 2016 and the period from May 18, 2015 (date of inception) through December 31, 2015, revenue from related parties was as follows:

	Year Ended December 31, 2016	Period from May 18, 2015 (Date of Inception) through December 31, 2015
Medical related consulting services provided to:
Shanghai Daopei (1)	$313,946	$-
Beijing Nanshan (2)	162,500	-
Hebei Yanda (3)	140,000	-
	$616,446	$-

(1)	Shanghai Daopei is a subsidiary of a company whose chairman is Wenzhao Lu, the major shareholder of the Company.

(2)	Beijing Nanshan is a subsidiary of a company whose chairman is Wenzhao Lu, the major shareholder of the Company.

(3)	Hebei Yanda is a subsidiary of a company whose chairman is Wenzhao Lu, the major shareholder of the Company.

Accounts receivable – related party, net of allowance for doubtful accounts, at December 31, 2016 and 2015 amounted to $70,228 and $0, respectively, and were related to consulting services provided to Shanghai Daopei, a Chinese entity whose chairman is Wenzhao Lu, the major shareholder of the Company. Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable – related party at December 31, 2016.

Accounts payable and accrued liabilities – related parties

At December 31, 2016 and 2015, the Company owed David Jin, its shareholder, chief executive officer, president and board member, of $6,278 and $18,208, respectively, for travel reimbursements which have been included in accounts payable and accrued liabilities – related parties on the accompanying consolidated balance sheets.

At December 31, 2016 and 2015, the Company owed Meng Li, its shareholder, chief operating officer and board member, of $309 and $0, respectively, for travel and other miscellaneous reimbursements which have been included in accounts payable and accrued liabilities – related parties on the accompanying consolidated balance sheets.

On October 17, 2016, the Company entered into a lease for office space in New Jersey with a related party (the “Office Lease”). Pursuant to the Office Lease, the monthly rent is $1,000. The term of the Office Lease is one year commencing on November 1, 2016 and will expire on October 31, 2017. As of December 31, 2016, the accrued and unpaid rent expense related to this Office Lease amounted to $2,000 which was included in accounts payable and accrued liabilities – related parties on the accompanying consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

Due to related parties

From time to time, David Jin, shareholder, chief executive officer, president and board member of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The working capital advance of $500 at December 31, 2016 and 2015 was reflected as due to related parties on the accompanying consolidated balance sheets.

From time to time, Meng Li, shareholder, chief operating officer and board member of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The working capital advance of $87,650 at December 31, 2016 and 2015 was reflected as due to related parties on the accompanying consolidated balance sheets.

From time to time, Wenzhao Lu, major shareholder, chairman of the Board of Directors and board member of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The working capital advance of $9,000 and $0 at December 31, 2016 and 2015, respectively, was reflected as due to related parties on the accompanying consolidated balance sheets.

Distribution to AHS’s founders

On September 14, 2016, AHS entered into a stock purchase agreement (the "September Agreement") to acquire 1,500,000 shares of restricted common stock (the “Control Shares”) of Global Technologies Corp., which subsequently changed its name on October 18, 2016 to Avalon GloboCare Corp., for a purchase price of $230,000. Upon purchase of the Control Shares, AHS beneficially owned shares of common stock representing control of Global Technologies Corp.. AHS subsequently assigned the Control Shares to its three founders resulting in Wenzhao Lu receiving 900,000 shares, David Jin receiving 450,000 shares and Meng Li receiving 150,000 shares. AHS recorded the assignment as a distribution to founders/owners with a corresponding debit to additional paid-in capital of $230,000, which was treated as a return of capital in the equity accounts and was recorded as a reduction in additional paid-in capital.

Operating lease

On October 17, 2016, the Company entered into a lease for office space in New Jersey with a related party (the “Office Lease”). Pursuant to the Office Lease, the monthly rent is $1,000. The term of the Office Lease is one year commencing on November 1, 2016 and will expire on October 31, 2017. For the year ended December 31, 2016, rent expense related to the Office Lease amounted to $2,000.

Future minimum rental payment required under the Office Lease is as follows:

Year Ending December 31:	Amount
2017	$10,000

NOTE 9 – INCOME TAXES

The Company is governed by the Income Tax Law of the PRC and the U.S. Internal Revenue Code of 1986, as amended. Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s subsidiary, Avalon Shanghai, is subject to the statutory rate.

The Company has cumulative undistributed earnings from its foreign subsidiary of approximately $59,000 as of December 31, 2016, which is included in the consolidated accumulated deficit and will continue to be indefinitely reinvested in the Company’s PRC operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 9 – INCOME TAXES (continued)

As of December 31, 2016, the Company has incurred an aggregate net operating loss of approximately $113,000 for income taxes purposes. The net operating loss carries forward for United States income taxes and may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2036. Management believes that it appears more likely than not that the Company will not realize these tax benefits due to the Company’s limited operating history and continuing losses for United States income taxes purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit related to the U.S. net operating loss carry forward to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The table below summarizes the Company’s income taxes provision:

Income taxes provision:	Year Ended December 31, 2016	Period from May 18, 2015 (Date of Inception) through December 31, 2015
Current	$21,927	$-
Deferred	-	-
Total provision for income taxes	$21,927	$-

The table below summarizes the differences between the U.S. statutory rate and the Company’s effective tax rate for the year ended December 31, 2016 and the period from May 18, 2015 (date of inception) through December 31, 2015:

	Year Ended December 31, 2016	Period from May 18, 2015 (Date of Inception) through December 31, 2015
U.S. statutory rate	34.0%	34.0%
Delaware state rate	5.0%	5.0%
U.S. effective rate in excess of China tax rate	(15.8)%	-
U.S. valuation allowance	5.1%	(39.0)%
Total provision for income taxes	28.3%	-

For the year ended December 31, 2016, income taxes expense related to our operations in the PRC amounted to $21,927.

The Company’s approximate net deferred tax assets as of December 31, 2016 and 2015 were as follows:

Deferred tax assets:	December 31, 2016	December 31, 2015
Net U.S. operating loss carryforward	$43,904	$39,925
Valuation allowance	(43,904)	(39,925)
Net deferred tax assets	$-	$-

At December 31, 2016 and 2015, the valuation allowance was $43,904 and $39,925 related to the U.S. net operating loss carryforward, respectively. During the year ended December 31, 2016, the valuation allowance increased by approximately $4,000. The Company provided a valuation allowance equal to the deferred income tax assets for the year ended December 31, 2016 and the period from May 18, 2015 (date of inception) through December 31, 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The potential tax benefit arising from the loss carryforward will expire in 2036. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to special tax rules which may limit their usage under the Separate Return Limitation Year (“SRLY”) rules. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2016 and 2015 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

Shares authorized

The Company is authorized to issue 10,000,000 shares of preferred stock and 490,000,000 shares of common shares with a par value of $0.0001.

There are no shares of its preferred stock issued and outstanding as of December 31, 2016 and 2015.

There are 61,628,622 and 50,000,000 shares of its common stock issued and outstanding as of December 31, 2016 and 2015.

AHS’s founders’ contribution

Between May 18, 2015 (date of inception) and December 31, 2015, AHS’s founders contributed $89,000 to the Company for working capital needs and the Company recorded an increase in additional paid-in capital.

During the year ended December 31, 2016, AHS’s founders contributed $141,000 to the Company for working capital needs and the Company recorded an increase in additional paid-in capital.

Common shares issued for services

On October 19, 2016, pursuant to a legal service agreement, the Company issued 1,056,122 shares of its common stock to a third party for legal services rendered. These shares were valued at the fair value of services rendered at $21,500. For the year ended December 31, 2016, in connection with the issuance of these shares, the Company recorded stock-based professional fees of $21,500.

On October 19, 2016, pursuant to a consulting service agreement, the Company issued 1,552,500 shares of its common stock to a third party for consulting services rendered in the areas of capital markets advisory. These shares were valued at the fair value of services at $31,050. In connection with the issuance of these shares, the Company recorded stock-based professional fees of $31,050 for the year ended December 31, 2016.

Common shares sold for cash

On December 19, 2016, the Company sold 7,270,000 shares of common stock at a purchase price of $0.50 per share to several investors pursuant to subscription agreements. The Company did not engage a placement agent with respect to the sale. The Company received proceeds of $3,635,000.

Distribution of Avalon GloboCare Corp’s shares to AHS’s founders

During the year ended December 31, 2016, AHS made a distribution of Avalon GloboCare Corp.’s shares to three founders/owners which was treated as a return of capital in the equity accounts and was recorded as a reduction in additional paid-in capital (See note 8, Distribution to founders).

NOTE 11 - STATUTORY RESERVE

Avalon Shanghai operates in the PRC, are required to reserve 10% of its net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company made an appropriation to statutory reserve for Avalon Shanghai of $6,578 during the year ended December 31, 2016.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 12 – COMMITMENTS AND CONTINCENGIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $302,000 as of December 31, 2016, which have not been reflected in its consolidated financial statements since the Company concluded that the likelihood is remote at this moment.

Capital market consulting service contract

On October 19, 2016, the Company entered into a one-year consulting service agreement with a third party who has agreed to provide certain consulting service in the areas of capital markets advisory to the Company. The agreement expires on October 15, 2017. In accordance with this agreement, the Company pays a flat cash fee of $12,000 per month.

Legal service contract

On November 22, 2016, the Company entered into a legal service agreement with a law firm who has agreed to provide legal and corporate advisory services to the Company. The term of this agreement is on a month to month basis. In accordance to this service agreement, the Company pays a flat cash fee of $15,000 per month. At December 31, 2016, the accrued legal service fees related to the service agreement was $10,000 which was included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

Financial consulting service contract

On October 17, 2016, the Company entered into a one-year consulting service agreement with a consultant who has agreed to provide financial consulting service to the Company. In accordance with this agreement, the Company pays a flat fee of $4,800 per month commencing on October 20, 2016. At December 31, 2016, the accrued service fees related to the service agreement was $1,600 which was included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

Real property purchase agreement

On December 22, 2016, the Company entered into an Agreement of Sale (the "Purchase Agreement") with Freehold Craig Road Partnership (“Seller”), a New Jersey partnership, to purchase certain real property located in the Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9, Freehold, NJ 07798 (the "Property"). The purchase price to be paid by the Company for the Property is $7,600,000 in cash. Upon execution of the Purchase Agreement, the Company was required to deposit $700,000 with Seller's escrow agent. The purchase of the Property was expected to close on February 15, 2017. The Company made the payment of $700,000 in December 2016 which was included in prepaid expenses and other on the accompanying consolidated balance sheets. Currently, the Company is processing to sign a supplemental and amendatory agreement with the seller and the closing date will be extended to May 8, 2017 (see note 15 Real property purchase supplemental and amendatory agreement).

NOTE 13 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the year ended December 31, 2016 and the period from May 18, 2015 (date of inception) through December 31, 2015.

Customer	Year Ended December 31, 2016	Period from May 18, 2015 (Date of Inception) through December 31, 2015
A (Shanghai Daopei, a related party)	51%	0
B (Beijing Nanshan, a related party)	26%	0
C (Hebei Yanda, a related party)	23%	0

One customer, who was a related party, accounted for 100% of the Company’s total outstanding accounts receivable at December 31, 2016.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 13 – CONCENTRATIONS (continued)

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the year ended December 31, 2016 and the period from May 18, 2015 (date of inception) through December 31, 2015.

No supplier accounted for 10% of the Company’s total outstanding accounts payable at December 31, 2016 and 2015.

Concentrations of credit risk

At December 31, 2016 and 2015, cash balances in the PRC are $2,525,630 and $0, respectively, are uninsured. The Company has not experienced any losses in PRC bank accounts and believes it is not exposed to any risks on its cash in PRC bank accounts.

The Company maintains its cash in United States bank and financial institution deposits that at times may exceed federally insured limits. As of December 31, 2016 and 2015, the Company’s cash balances in United States bank accounts had approximately $80,000 and $0 in excess of the federally-insured limits, respectively. The Company has not experienced any losses in its United States bank accounts through and as of the date of this report.

NOTE 14 – RESTRICTED NET ASSETS

A portion of the Company’s operations are conducted through its PRC subsidiary, which can only pay dividends out of its retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserve. In addition, the Company’s businesses and assets are primarily denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control procedures imposed by the PRC government authorities may restrict the ability of the Company’s PRC subsidiary to transfer its net assets to the Parent Company through loans, advances or cash dividends.

The Company’s PRC subsidiary’s net assets as of December 31, 2016 and 2015 did not exceed 25% of the Company’s consolidated net assets. Accordingly, condensed Parent Company financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

NOTE 15 – SUBSEQUENT EVENTS

Subscription agreement

On March 3, 2017, the Company entered into and closed a Subscription Agreement with an accredited investor (the "March 2017 Accredited Investor") pursuant to which the March 2017 Accredited Investor purchased 3,000,000 shares of the Company’s common stock (“March 2017 Shares”) for a purchase price of $3,000,000 (the “Purchase Price”).

The offer, sale and issuance of the above securities was made to an accredited investor and the Company relied upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated there under with regard to the sale. No advertising or general solicitation was employed in offering the securities. The offer and sale was made to an accredited investor and transfer of the common stock issued was restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 15 – SUBSEQUENT EVENTS (continued)

Subscription agreement (continued)

The Company, Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), Beijing DOING Biomedical Technology Co., Ltd. (“DOING”) and the March 2017 Accredited Investor entered into a Share Subscription Agreement whereby the parties acknowledged, among other things, that DOING agreed to transfer the Purchase Price to Avalon Shanghai on behalf of the March 2017 Investor and the March 2017 Accredited Investor agreed to transfer the March 2017 Shares to DOING upon DOING completing the registration of the acquisition of the March 2017 Shares with the Beijing Commerce Commission (“BCC”) and obtaining an Enterprise Overseas Investment Certificate (the “Investment Certificate”) from BCC. If DOING fails to complete the registration and acquire the Investment Certificate within one year of the closing then Avalon Shanghai shall transfer $3,000,000 with interest of 20% to DOING upon the request of DOING (the “BCC Repayment Obligation”). As of the date hereof, the Company is obligated to DOING in the principal amount of $3,000,000. The BCC Repayment Obligation is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. Further, Lu Wenzhao, a director and shareholder of the Company, and DOING entered into a Warranty Agreement. Pursuant to the Warranty Agreement, Mr. Wenzhao agreed to (i) cause the Company to be liable to DOING in the event the March 2017 Accredited Investor defaults in its obligations to DOING, (ii) cause the March 2017 Accredited Investor to transfer the March 2017 Shares to DOING upon DOING’s receipt of the Investment Certificate from BCC, (iii) within three years from the date of the Warranty Agreement, DOING may require Mr. Wenzhao to acquire the March 2017 Shares at $1.20 per share upon three-month notice, and (iv) in the event Mr. Wenzhao does not acquire the March 2017 Shares within the three-month period, interest of 15% per annum will be added to the purchase price.

These March 2017 Shares were deemed as debt due to the mandatorily redeemable feature of the shares that embody an unconditional obligation requiring the Company to repurchase the shares by transferring $3,000,000 with interest of 20% should the terms of the BCC Repayment Obligation not met within one year pursuant to ASC 480 “Distinguishing Liabilities from Equity”.

Real property purchase supplemental and amendatory agreement

On December 22, 2016, the Company entered into an Agreement of Sale (the "Purchase Agreement") with Freehold Craig Road Partnership (“Seller”), a New Jersey partnership, to purchase certain real property located in the Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9, Freehold, NJ 07798 (the "Property"). The purchase price to be paid by the Company for the Property is $7,600,000 in cash. Upon execution of the Purchase Agreement, the Company was required to deposit $700,000 with Seller's escrow agent. The purchase of the Property was expected to close on February 15, 2017. Currently, the Company is processing to sign a supplemental and amendatory agreement with the seller and the closing date will be extended to May 8, 2017 (see Note 12 under Real property purchase agreement).

