Form 10-Q
period 2017-03-31
Avalon Globocare Corp.
filed 2017-05-12
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-55709

AVALON GLOBOCARE CORP.

(Exact name of Registrant as specified in its charter)

Delaware	47-1685128
(State of incorporation)	(I.R.S. Employer Identification No.)

83 South Street, Suite 101, Freehold, New Jersey 07728

(Address of principal executive offices) (zip code)

(646) 762-4517

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 12, 2017, 64,628,622 shares of common stock, par value $0.0001 per share, were issued and outstanding.

AVALON GLOBOCARE CORP.

FORM 10-Q

March 31, 2017

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Unless otherwise indicated, references in this report to “we,” “us” or the “Company” refer to Avalon GloboCare Corp. and its subsidiaries.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$5,431,228	$2,886,189
Accounts receivable - related party, net of allowance for doubtful accounts	70,213	70,228
Prepaid expenses and other	749,668	749,796

Total Current Assets	6,251,109	3,706,213

OTHER ASSETS:
Security deposit	23,905	-
Property, plant and equipment, net	271	295

Total Other Assets	24,176	295

Total Assets	$6,275,285	$3,706,508

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$51,539	$22,334
Accounts payable and accrued liabilities - related parties	24,846	8,587
Income taxes payable	-	20,976
VAT and other taxes payable	6,329	11,270
Due to related parties	97,150	97,150
Refundable deposit	3,000,000	-

Total Current Liabilities	3,179,864	160,317

Commitments and Contingencies - (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 64,628,622 and 61,628,622 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	6,463	6,163
Additional paid-in capital	3,819,421	3,681,387
Accumulated deficit	(602,702)	(53,369)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(134,339)	(94,568)

Total Stockholders' Equity	3,095,421	3,546,191

Total Liabilities and Stockholders' Equity	$6,275,285	$3,706,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2017	2016

REVENUE
Revenue	$-	$-
Revenue - related party	66,286	-
Total Revenue	66,286	-

COST OF REVENUE
Cost of revenue	-	-
Cost of revenue - related party	99,581	-
Total Cost of Revenue	99,581	-

GROSS LOSS	(33,295)	-

OPERATING EXPENSES:
Selling expense	8,711	-
Professional fees	207,218	36,075
Other general and administrative	243,659	23,404

Total Operating Expenses	459,588	59,479

LOSS FROM OPERATIONS	(492,883)	(59,479)

OTHER INCOME (EXPENSE)
Interest Income	794	8
Foreign currency transaction loss	(57,244)	-

Total Other (Expense) Income, net	(56,450)	8

LOSS BEFORE INCOME TAXES	(549,333)	(59,471)

INCOME TAXES	-	-

NET LOSS	$(549,333)	$(59,471)

COMPREHENSIVE LOSS
NET LOSS	(549,333)	(59,471)
OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(39,771)	-
COMPREHENSIVE LOSS	$(589,104)	$(59,471)

NET LOSS PER COMMON SHARES:
Basic and diluted	$(0.009)	$(0.001)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	62,595,289	50,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2017

	Preferred Stock		Common Stock		Additional			Accumulated	Total
	Number of		Number of		Paid-in	Accumulated	Statutory	Other	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Reserve	Comprehensive Loss	Equity

Balance, December 31, 2016	-	$-	61,628,622	$6,163	$3,681,387	$(53,369)	$6,578	$(94,568)	$3,546,191

Common shares issued in connection with Share Subscription Agreement	-	-	3,000,000	300	(300)	-	-	-	-

Options granted for service	-	-	-	-	138,334	-	-	-	138,334

Foreign currency translation adjustment	-	-	-	-	-	-	-	(39,771)	(39,771)

Net loss for the three months ended March 31, 2017	-	-	-	-	-	(549,333)	-	-	(549,333)

Balance, March 31, 2017	-	$-	64,628,622	$6,463	$3,819,421	$(602,702)	$6,578	$(134,339)	$3,095,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(549,333)	$(59,471)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation expense	26	-
Stock-based compensation	138,334	-
Changes in operating assets and liabilities:
Accounts receivable - related party	547	-
Prepaid expense and other	2,254	-
Security deposit	(23,922)	-
Accounts payable and accrued liabilities	29,202	(9,700)
Accounts payable and accrued liabilities - related parties	16,257	(2,138)
Income taxes payable	(21,150)	-
VAT and other taxes payable	(5,029)	-

NET CASH USED IN OPERATING ACTIVITIES	(412,814)	(71,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment made for acquisition of real property	(2,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(2,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from related parties' advance	-	9,000
Proceeds received from AHS's founders' contribution	-	141,000
Refundable deposit in connection with Share Subscription Agreement	3,000,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,000,000	150,000

EFFECT OF EXCHANGE RATE ON CASH	(40,147)	-

NET INCREASE IN CASH	2,545,039	78,691

CASH - beginning of period	2,886,189	109,586

CASH - end of period	$5,431,228	$188,277

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$21,150	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in connection with Share Subscription Agreement	$300	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Avalon GloboCare Corp. (f/k/a Global Technologies Corp.) (the “Company”) is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on July 28, 2014. On October 18, 2016, the Company changed its name to Avalon GloboCare Corp. and completed a reverse split its shares of common stock at a ratio of 1:4. On October 19, 2016, the Company entered into and closed a Share Exchange Agreement with the shareholders of Avalon Healthcare System, Inc., a Delaware corporation (“AHS”), each of which are accredited investors (“AHS Shareholders”) pursuant to which we acquired 100% of the outstanding securities of AHS in exchange for 50,000,000 shares of our common stock (the “AHS Acquisition”).  AHS was incorporated on May 18, 2015 under the laws of the State of Delaware. As a result of such acquisition, the Company’s operations now are focused on integrating and managing global healthcare services and resources, as well as empowering high-impact biomedical innovations and technologies to accelerate their clinical applications. Operating through two major platforms, namely “Avalon Cell”, and “Avalon Rehab”, our “technology + service” ecosystem covers the areas of regenerative medicine, cell-based immunotherapy, exosome technology, as well as fertility and rehabilitation medicine. We plan to integrate these services through joint ventures and acquisitions that bring shareholder value both in the short term, through operational entities as part of Avalon Rehab and in the long term, through biomedical innovations as part of Avalon Cell. AHS owns 100% of the capital stock of Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), which is a wholly foreign-owned enterprise organized under the laws of the China. Avalon Shanghai was incorporated on April 29, 2016 and is engaged in medical related consulting services for customers.

For accounting purposes, AHS was the surviving entity. The transaction was accounted for as a recapitalization of AHS pursuant to which AHS was treated as the accounting acquirer, surviving and continuing entity although the Company is the legal acquirer. The Company did not recognize goodwill or any intangible assets in connection with this transaction. Accordingly, the Company’s historical financial statements are those of AHS and its wholly-owned subsidiary, Avalon Shanghai immediately following the consummation of this reverse merger transaction.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC, a New Jersey limited liability company, and on January 23, 2017, the Company incorporated Avalon (BVI) Ltd, a British Virgin Island company. There was no activity for these two newly formed subsidiaries since their formation and/or incorporation through March 31, 2017.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation

These interim condensed consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the unaudited condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 28, 2017.

Going concern

The Company currently has limited operations. The Company’s operations now are focused on providing outsourced, customized international healthcare services to the rapidly changing health care industry primarily focused in the People’s Republic of China. The Company is also pursuing the provision of these services in the United States as well as certain strategic partnerships and property ownership and management. These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN (continued)

Going concern (continued)

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $602,702 at March 31, 2017 and had a net loss and net cash flow used in operating activities of $549,333 and $412,814 for the three months ended March 31, 2017, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical consulting services to its only three clients who are related parties; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended March 31, 2017 and 2016 include the allowance for doubtful accounts, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, accruals for taxes due, and valuation of options.

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable – related party, prepaid expenses and other, accounts payable and accrued liabilities, accounts payable and accrued liabilities – related parties, income taxes payable, Value Added Tax (“VAT”) and other taxes payable, due to related parties, and refundable deposit, approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and United States. At March 31, 2017 and December 31, 2016, cash balances in the PRC are $310,881 and $2,525,630, respectively, are uninsured. At March 31, 2017 and December 31, 2016, cash balances in United States are $5,120,347 and $360,559, respectively. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

At March 31, 2017 and December 31, 2016, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2017		December 31, 2016
United States	$5,120,347	94.3%	$360,559	12.5%
China	310,881	5.7%	2,525,630	87.5%
Total cash	$5,431,228	100.0%	$2,886,189	100.0%

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

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable – related party at March 31, 2017 and December 31, 2016. The Company historically has not experienced uncollectible accounts from customers granted with credit sales.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the three months ended March 31, 2017 and 2016.

Value added tax

The Company is subject to a value added tax (“VAT”) of 6% for providing consulting service. The amount of  VAT  liability is determined by applying the applicable tax rate to the invoiced amount of consulting services provided (output  VAT ) less  VAT  paid on purchases made with the relevant supporting invoices (input  VAT ). The Company reports revenue net of PRC’s value added tax for all the periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss.

Revenue recognition

Pursuant to the guidance of ASC Topic 605, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured.

The Company provides medical related consulting services to its clients. The Company is paid for its services by its clients pursuant to the terms of the written consulting agreements. Each contract calls for a fixed payment in a fixed period of time. The Company recognizes revenue by providing medical related consulting services under written service contracts with its customers. Revenue related to its service offerings is recognized as the services are performed and amounts are earned, using the straight-line method over the term of the related services agreement. Prepayments, if any, received from customers prior to the services being performed are recorded as advance from customers. In these cases, when the services are performed, the amount recorded as advance from customers is recognized as revenue.

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

Research and development

Expenditures for research and product development costs are expensed as incurred. The Company did not incur any research and development costs during the three months ended March 31, 2017 and 2016.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

All costs related to advertising are expensed as incurred. The Company did not incur any advertising expenses during the three months ended March 31, 2017 and 2016.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2017 and December 31, 2016, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax year that remains subject to examination is the years ended December 31, 2016 and 2015. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2017 and December 31, 2016.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and its wholly-owned U.S. subsidiaries, Avalon Healthcare System Inc., Avalon RT 9 Properties, LLC, and Avalon (BVI) Ltd., is the U.S. dollar and the functional currency of the Company’s its wholly-owned PRC subsidiary, Avalon (Shanghai) Healthcare Technology Co., Ltd., is the Chinese Renminbi (“RMB”). For the subsidiary whose functional currency is the RMB, result of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2017 and December 31, 2016 were translated at 6.8926 RMB to $1.00 and at 6.9448 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rate applied to the statements of operations for the three months ended March 31, 2017 was 6.8877 RMB to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended March 31, 2017 and 2016 consisted of net loss and unrealized loss from foreign currency translation adjustment.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (loss) per share

ASC Topic 260 “Earnings per Share,” requires presentation of both basic and diluted earnings (loss) per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net loss per share are computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted earnings (loss) per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2017	2016
Net loss for basic and diluted net loss per share of common stock	$(549,333)	$(59,471)
Weighted average common stock outstanding - basic and diluted	62,595,289	50,000,000
Net loss per common share - basic and diluted	$(0.009)	$(0.001)

For the three months ended March 31, 2017, stock options to purchase 111,111 shares of common stock have been excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

NOTE 4 – PREPAID EXPENSES AND OTHER

At March 31, 2017 and December 31, 2016, prepaid expenses and other consisted of the following:

	March 31, 2017	December 31, 2016
Prepayment for acquisition of real property (see note 11 Real property purchase agreement)	$702,000	$700,000
Other	47,668	49,796
	$749,668	$749,796

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

At March 31, 2017 and December 31, 2016, property, plant and equipment consisted of the following:

	Useful life	March 31, 2017	December 31, 2016
Office equipment	3 Years	$322	$320
Less: accumulated depreciation		(51)	(25)
		$271	$295

For the three months ended March 31, 2017 and 2016, depreciation expense amounted to $26 and $0, respectively, which was included in operating expenses.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2017 and December 31, 2016, accounts payable and accrued liabilities consisted of the following:

	March 31, 2017	December 31, 2016
Accrued professional fees	$43,793	$14,080
Other	7,746	8,254
	$51,539	$22,334

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 7 – VAT AND OTHER TAXES PAYABLE

At March 31, 2017 and December 31, 2016, VAT and other taxes payable consisted of the following:

	March 31, 2017	December 31, 2016
VAT tax payable	$3,974	$8,768
Other taxes payable	2,355	2,502
	$6,329	$11,270

NOTE 8 – RELATED PARTY TRANSACTIONS

Revenue from related parties and accounts receivable – related party

During the three months ended March 31, 2017 and 2016, revenue from related parties was as follows:

	Three Months Ended March 31,
	2017	2016
Medical related consulting services provided to:
Shanghai Daopei (1)	$66,286	$-
	$66,286	$-

(1)	Shanghai Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.

Accounts receivable – related party, net of allowance for doubtful accounts, at March 31, 2017 and December 31, 2016 amounted to $70,213 and $70,228, respectively, and were related to consulting services provided to Shanghai Daopei, a Chinese entity whose chairman is Wenzhao Lu, the major shareholder of the Company. Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable – related party at March 31, 2017 and December 31, 2016.

Accounts payable and accrued liabilities – related parties

At March 31, 2017 and December 31, 2016, the Company owed David Jin, its shareholder, chief executive officer, president and board member, of $19,535 and $6,278, respectively, for travel reimbursements which have been included in accounts payable and accrued liabilities – related parties on the accompanying consolidated balance sheets.

At March 31, 2017 and December 31, 2016, the Company owed Meng Li, its shareholder, chief operating officer and board member, of $311 and $309, respectively, for travel and other miscellaneous reimbursements which have been included in accounts payable and accrued liabilities – related parties on the accompanying consolidated balance sheets.

On October 17, 2016, the Company entered into a lease for office space in New Jersey with a related party (the “Office Lease”). Pursuant to the Office Lease, the monthly rent is $1,000. The term of the Office Lease is one year commencing on November 1, 2016 and will expire on October 31, 2017. As of March 31, 2017 and December 31, 2016, the accrued and unpaid rent expense related to this Office Lease amounted to $5,000 and $2,000, respectively, which was included in accounts payable and accrued liabilities – related parties on the accompanying consolidated balance sheets.

Due to related parties

From time to time, David Jin, shareholder, chief executive officer, president and board member of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The working capital advance of $500 at March 31, 2017 and December 31, 2016, was reflected as due to related parties on the accompanying consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

Due to related parties (continued)

From time to time, Meng Li, shareholder, chief operating officer and board member of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The working capital advance of $87,650 at March 31, 2017 and December 31, 2016, was reflected as due to related parties on the accompanying consolidated balance sheets.

From time to time, Wenzhao Lu, major shareholder, chairman of the Board of Directors and board member of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The working capital advance of $9,000 at March 31, 2017 and December 31, 2016, was reflected as due to related parties on the accompanying consolidated balance sheets.

Operating lease

On October 17, 2016, AHS entered into a lease for office space in New Jersey with a related party (the “AHS Office Lease”). Pursuant to the AHS Office Lease, the monthly rent is $1,000. The term of the AHS Office Lease is one year commencing on November 1, 2016 and will expire on October 31, 2017. For the three months ended March 31, 2017, rent expense related to the AHS Office Lease amounted to $3,000.

Future minimum rental payment required under the AHS Office Lease is as follows:

Twelve-month Period Ending March 31:	Amount
2018	$7,000

NOTE 9 – STOCKHOLDERS’ EQUITY

Shares authorized

The Company is authorized to issue 10,000,000 shares of preferred stock and 490,000,000 shares of common shares with a par value of $0.0001.

There are no shares of its preferred stock issued and outstanding as of March 31, 2017 and December 31, 2016.

There are 64,628,622 and 61,628,622 shares of its common stock issued and outstanding as of March 31, 2017 and December 31, 2016.

Common shares issued for Share Subscription Agreement

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Common shares issued for Share Subscription Agreement (continued)

The Company,  Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), Beijing DOING Biomedical Technology Co., Ltd. (“DOING”) and the March 2017 Accredited Investor entered into a Share Subscription Agreement whereby the parties acknowledged, among other things, that DOING agreed to transfer the Purchase Price to Avalon Shanghai on behalf of the March 2017 Accredited Investor and the March 2017 Accredited Investor agreed to transfer the March 2017 Shares to DOING upon DOING completing the registration of the acquisition of the March 2017 Shares with the Beijing Commerce Commission (“BCC”) and obtaining an Enterprise Overseas Investment Certificate (the “Investment Certificate”) from BCC. If DOING fails to complete the registration and acquire the Investment Certificate within one year of the closing then Avalon Shanghai shall transfer $3,000,000 with an annual interest of 20% to DOING upon the request of DOING (the “BCC Repayment Obligation”).  As of the date hereof, the Company is obligated to DOING in the principal amount of $3,000,000. The BCC Repayment Obligation is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. Further, Wenzhao Lu, a director and shareholder of the Company, and DOING entered into a Warranty Agreement. Pursuant to the Warranty Agreement, Mr. Lu agreed to (i) cause the Company to be liable to DOING in the event the March 2017 Accredited Investor defaults in its obligations to DOING, (ii) cause the March 2017 Accredited Investor to transfer the March 2017 Shares to DOING upon DOING’s receipt of the Investment Certificate from BCC, (iii) within three years from the date of the Warranty Agreement, DOING may require Mr. Lu to acquire the March 2017 Shares at $1.20 per share upon three-month notice, and (iv) in the event Mr. Lu does not acquire the March 2017 Shares within the three-month period, interest of 15% per annum will be added to the purchase price.

The Company received cash payment of $3,000,000 as an earnest money from DOING in connection with the 3,000,000 common stock issued to the March 2017 Accredited Investor who is an entrusted party that holds the shares on behalf of DOING and recorded the $3,000,000 as refundable deposit on the accompanying condensed consolidated balance sheets. Upon DOING completing the registration of the acquisition of the March 2017 Shares with the BCC and obtaining an Enterprise Overseas Investment Certificate from BCC, the Company will cancel the stock certificate issued under the March 2017 Accredited Investor’s name as an entrusted holder of the shares and the Company will issue a new stock certificate under DOING’s name. The $3,000,000 refundable deposit, which paid by DOING as an earnest money will be applied as the proceeds for issuance of the 3,000,000 shares of the Company’s common stock under DOING’s name at the closing date.

The Company is subject to the contingency of paying interest liability upon the request of DOING if DOING fails to complete the registration and obtain the Enterprise Overseas Investment Certificate within one year. The Company records accrual for such contingency based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history and the specifics of this matter. The Company did not accrue any interest for the BCC Repayment Obligation since management has evaluated the claim and concluded the likelihood of the claim is remote.

Options

In February and March 2017, the Company granted a total of 111,111 options to the Company’s Chief Financial Officer (“CFO”) at a fixed exercise price of $0.50 per share. The 111,111 options granted to the Company’s CFO are exercisable for ten years. The fair value of the options of $138,334 was determined using the Black-Scholes option-pricing model and using the following assumptions: Dividend rate - 0; Terms (in years) - 10.0; Volatility – 455.73% to 534.84%; Risk-free interest rate – 2.36% to 2.40%. In connection with the option grant, for the three months ended March 31, 2017, the Company recognized stock-based compensation of $138,334 on the accompanying condensed consolidated statements of operations because the options were deemed fully earned and non-cancellable on the grant date. Stock Option activities for the three months ended March 31, 2017 were as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2016	-	$-
Granted	111,111	0.50
Exercised	-	-
Balance at March 31, 2017	111,111	0.50
Option exercisable at March 31, 2017	111,111	$0.50

The total intrinsic value of the stock options outstanding and exercisable at March 31, 2017 was $110,000.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Options (continued)

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at March 31, 2017:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2017	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2017	Weighted Average Exercise Price
$0.50	111,111	9.96	$0.50	111,111	$0.50

NOTE 10 - STATUTORY RESERVE

Avalon Shanghai operates in the PRC, are required to reserve 10% of its net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the three months ended March 31, 2017 since it incurred a loss in the period.

NOTE 11 – COMMITMENTS AND CONTINCENGIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $302,000 as of March 31, 2017 and December 31, 2016, which have not been reflected in its condensed consolidated financial statements since the Company concluded that the likelihood is remote at this moment.

Capital market consulting service contract

On October 19, 2016, the Company entered into a one-year consulting service agreement with a third party who has agreed to provide certain consulting service in the areas of capital markets advisory to the Company. The agreement expires on October 15, 2017. In accordance with this agreement, the Company pays a flat cash fee of $12,000 per month.

Legal service contract

On November 22, 2016, the Company entered into a legal service agreement with a law firm who has agreed to provide legal and corporate advisory services to the Company. The term of this agreement is on a month to month basis. In accordance to this service agreement, the Company pays a flat cash fee of $15,000 per month. At March 31, 2017 and December 31, 2016, the accrued legal service fees related to the service agreement was $15,000 and $10,000, respectively, which was included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

Financial consulting service contract

On October 17, 2016, the Company entered into a one-year consulting service agreement with a consultant who has agreed to provide financial consulting service to the Company. In accordance with this agreement, the Company pays a flat fee of $4,800 per month commencing on October 20, 2016. At March 31, 2017 and December 31, 2016, the accrued service fees related to the service agreement was $14,400 and $1,600, respectively, which was included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 11 – COMMITMENTS AND CONTINCENGIES (continued)

Real property purchase agreement

On December 22, 2016, the Company entered into an Agreement of Sale (the "Purchase Agreement") with Freehold Craig Road Partnership (“Seller”), a New Jersey partnership, to purchase certain real property located in the Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9, Freehold, NJ 07798 (the "Property"). The purchase price for the Property is $7,600,000. The purchase of the Property was closed on May 5, 2017.

Operating leases

AHS office lease

See Note 8 for operating lease commitment.

Avalon Shanghai office leases

On January 19, 2017, Avalon Shanghai entered into a lease for office space in Beijing, China with a third party (the “Beijing Office Lease”). Pursuant to the Beijing Office Lease, the monthly rent is RMB 50,586 (approximately $7,300) with a required security deposit of RMB 164,764 (approximately $23,900). In addition, Avalon Shanghai needs to pay monthly maintenance fees of RMB 4,336 (approximately $600). The term of the Beijing Office Lease is 26 months commencing on January 1, 2017 and will expire on February 28, 2019 with two months of free rent in the months of December 2017 and February 2019. For the three months ended March 31, 2017, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $24,000.

Future minimum rental payment required under the Beijing Office Lease is as follows:

Twelve-month Periods Ending March 31:	Amount
2018	$88,279
2019	80,311
Total	$168,590

In December 2016, Avalon Shanghai entered into a lease for office space in Shanghai, China with a third party (the “Shanghai Office Lease”). Pursuant to the Shanghai Office Lease, the monthly rent is RMB 20,000 (approximately $2,900). The term of the Shanghai Office Lease is one year commencing on January 1, 2017 and will expire on December 31, 2017. For the three months ended March 31, 2017, rent expense related to the Shanghai Office Lease amounted to approximately $8,700.

Future minimum rental payment required under the Shanghai Office Lease is as follows:

Twelve-month Period Ending March 31:	Amount
2018	$26,134

NOTE 12 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
Customer	2017	2016
A (Shanghai Daopei, a related party)	100%	0

One customer, who was a related party, accounted for 100% of the Company’s total outstanding accounts receivable at March 31, 2017 and December 31, 2016.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 12 – CONCENTRATIONS (continued)

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three months ended March 31, 2017 and 2016.

No supplier accounted for 10% of the Company’s total outstanding accounts payable at March 31, 2017 and December 31, 2016.

Concentrations of credit risk

At March 31, 2017 and December 31, 2016, cash balances in the PRC are $310,881 and $2,525,630, respectively, are uninsured. The Company has not experienced any losses in PRC bank accounts and believes it is not exposed to any risks on its cash in PRC bank accounts.

The Company maintains its cash in United States bank and financial institution deposits that at times may exceed federally insured limits. As of March 31, 2017 and December 31, 2016, the Company’s cash balances in United States bank accounts had approximately $4,834,097 and $80,000 in excess of the federally-insured limits, respectively. The Company has not experienced any losses in its United States bank accounts through and as of the date of this report.

NOTE 13 – RESTRICTED NET ASSETS

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

The Company’s PRC subsidiary’s net assets as of March 31, 2017 and December 31, 2016 did not exceed 25% of the Company’s consolidated net assets. Accordingly, Parent Company’s condensed financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

NOTE 14 – SUBSEQUENT EVENTS

On April 28, 2017, Steven P. Sukel and Yancen Lu were appointed to the Board of Directors of the Company to serve as directors of the Company. Mr. Sukel and Mr. Lu both entered into agreements pursuant to which they will serve as directors. The director agreements provide that they will receive options to receive 40,000 shares of common stock per year at an exercise price equal to the closing price on December 31st of the prior year. The options shall vest in equal amounts quarterly and shall be exercisable for a period of five years. The options for 2017 have been pro-rated. As a result, each director shall receive a stock option to acquire 30,000 shares of common stock during 2017 for a term of five years vesting 10,000 shares at the beginning of each quarter commencing April 1, 2017. The exercise price for the initial grant in April 2017 was set at $1.49 per share.

On May 5, 2017, the Company closed the real property purchase located in the Township of Freehold, County of Monmouth, State of New Jersey (see note 11 – real property purchase agreement).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Avalon GloboCare Corp. for the three months ended March 31, 2017 and 2016 should be read in conjunction with the Avalon GloboCare Corp. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 28, 2017. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements .

Unless otherwise indicated, references to the “Company,” “us” or “we” refer to Avalon GloboCare Corp. and its subsidiaries.

Overview

We are dedicated to integrating and managing global healthcare services and resources, as well as empowering high-impact biomedical innovations and technologies to accelerate their clinical applications. Operating through two major platforms, namely “Avalon Cell”, and “Avalon Rehab”, our “technology + service” ecosystem covers the areas of regenerative medicine, cell-based immunotherapy, exosome technology, as well as fertility and rehabilitation medicine. We plan to integrate these services through joint ventures and acquisitions that bring shareholder value both in the short term, through operational entities as part of Avalon Rehab and in the long term, through biomedical innovations as part of Avalon Cell.

Going Concern

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our only three clients who are our related parties; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had an accumulated deficit of $602,702 at March 31, 2017 and had a net loss and net cash used in operating activities of $549,333 and $412,814 for the three months ended March 31, 2017, respectively. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Our ability to continue as a going concern is dependent upon our ability to carry out our business plan, achieve profitable operations, obtain additional working capital funds from our significant shareholders, and or through debt and equity financings. However, there can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if any.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes and the valuation of equity transactions.

We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited consolidated financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.

We provide medical related consulting services to our clients. We are paid for our services by our clients pursuant to the terms of the written consulting agreements. Each contract calls for a fixed payment in a fixed period of time. We recognize revenue by providing medical related consulting services under written service contracts with our customers. Revenue related to our service offerings is recognized as the services are performed and amounts are earned, using the straight-line method over the term of the related services agreement. Prepayments, if any, received from customers prior to the services being performed are recorded as advance from customers. In these cases, when the services are performed, the amount recorded as advance from customers is recognized as revenue.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

Revenue

We generated revenue commencing on July 2016. For the three months ended March 31, 2017, we had revenues from related parties of $66,286. We did not generate any revenue for the three months ended March 31, 2016.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs.

For the three months ended March 31, 2017, cost of revenues was $99,581. Since we started generating revenue during the third quarter of 2016, we had neither revenue nor cost of revenue in the three months ended March 31, 2016.

Gross Loss and Gross Margin

Our gross loss was $33,295 for the three months ended March 31, 2017, representing gross margin of (50.2)%. The negative gross margin for the three months ended March 31, 2017 primarily resulted from low revenue and the allocation of fixed costs, mainly consisting of internal labor and related benefits, to cost of the low level of revenue.

Operating Expenses

For the three months ended March 31, 2017 and 2016, operating expenses consisted of the following:

	Three Months Ended March 31,
	2017	2016
Selling expense	$8,711	$-
Compensation and related benefits	182,927	-
Professional fees	207,218	36,075
Rent	36,428	-
Other general and administrative	24,304	23,404
	$459,588	$59,479

•	Our selling expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department. Selling expense totaled $8,711 for the three months ended March 31, 2017, while, we did not incur any selling expense during the three months ended March 31, 2016. Selling expense as a percentage of revenue for the three months ended March 31, 2017 was 13.1%.

•	Our compensation and related benefits amounted to $182,927 for the three months ended March 31, 2017, while, we did not incur any compensation and related benefits during the three months ended March 31, 2016.

•	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For the three months ended March 31, 2017 and 2016, professional fees amounted to $207,218 and $36,075, respectively, an increase of $171,143 or 474.4%. The increase was mainly attributable to an increase in accounting fees of approximately $14,000 incurred for services performed by our financial consultant, an increase in audit fees incurred of approximately $90,000, an increase in legal services fees of approximately $50,000, and an increase in other miscellaneous items of approximately $17,000 resulting from our business expansion. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

•	Rent expense totaled $36,428 for the three months ended March 31, 2017. We did not incur any rent expense since we did not rent any office space during the three months ended March 31, 2016.

•	Other general and administrative expenses mainly consisted of travel and entertainment, office supplies, miscellaneous taxes, bank service charge and other miscellaneous items. Other general and administrative expenses remained roughly consistent for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Loss from Operations

As a result of the foregoing, for the three months ended March 31, 2017, loss from operations amounted to $492,883, as compared to loss from operations of $59,479 for the three months ended March 31, 2016, a change of $433,404, or 728.7%.

Other Income (Expense)

Other income (expense) includes interest income from bank deposits and foreign currency transaction loss. Other expense, net, totaled $56,450 for the three months ended March 31, 2017, as compared to other income, net, of $8 for the three months ended March 31, 2016, a change of $56,458, which was mainly attributable to an increase in foreign currency transaction loss of approximately $57,200, offset by an increase in interest income of approximately $800.

Income Taxes

We did not have any income taxes expense for the three months ended March 31, 2017 and 2016 since we incurred losses in the periods.

Net Loss

As a result of the factors described above, our net loss was $549,333, or $(0.009) per share (basic and diluted), for the three months ended March 31, 2017. Our net loss was $59,471, or $(0.001) per share (basic and diluted), for the three months ended March 31, 2016.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and our wholly-owned U.S. subsidiary, Avalon Healthcare System Inc., Avalon RT 9 Properties, LLC, and Avalon (BVI) Ltd., is the U.S. dollar and the functional currency of our wholly-owned PRC subsidiary, Avalon (Shanghai) Healthcare Technology Co., Ltd. which is incorporated in China, is the Chinese Renminbi (“RMB”). The financial statements of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange (for the period) for revenue, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $39,771 and $0 for the three months ended March 31, 2017 and 2016, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss for the three months ended March 31, 2017 of $589,104, compared to comprehensive loss of $59,471 for the three months ended March 31, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2017 and December 31, 2016, we had cash balance of approximately $5,431,000 and $2,886,000, respectively. These funds are kept in financial institutions located as follows:

Country:	March 31, 2017		December 31, 2016
United States	$5,120,347	94.3%	$360,559	12.5%
China	310,881	5.7%	2,525,630	87.5%
Total cash	$5,431,228	100.0%	$2,886,189	100.0%

The following table sets forth a summary of changes in our working capital from December 31, 2016 to March 31, 2017:

			December 31, 2016 to March 31, 2017
	March 31, 2017	December 31, 2016	Change	Percentage Change
Working capital:
Total current assets	$6,251,109	$3,706,213	$2,544,896	68.7%
Total current liabilities	3,179,864	160,317	3,019,547	1,883.5%
Working capital:	$3,071,245	$3,545,896	$(474,651)	(13.4)%

Our working capital decreased by $475,000 to $3,071,000 at March 31, 2017 from $3,546,000 at December 31, 2016. The decrease in working capital was primarily attributable to an increase in refundable deposit of $3,000,000 related to our March 2017 Subscription Agreement (see note 9 – Common shares issued for Share Subscription Agreement), offset by a significant increase in cash of $2,545,000 mainly resulting from the cash received as earnest money from DOING in connection with the Share Subscription Agreement.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following summarizes the key components of our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(412,814)	$(71,309)
Net cash used in investing activities	(2,000)	-
Net cash provided by financing activities	3,000,000	150,000
Effect of exchange rate on cash	(40,147)	-
Net increase in cash	$2,545,039	$78,691

Net cash flow used in operating activities for the three months ended March 31, 2017 was $413,000, which primarily reflected our net loss of $549,000, and the changes in operating assets and liabilities primarily consisting of an increase in security deposit of $24,000, and a decrease in income taxes payable of $21,000, offset by an increase in accounts payable and accrued liabilities of $29,000, and an increase in accounts payable and accrued liabilities – related parties of $16,000, and the add-back of non-cash items mainly consisting of stock-based compensation of $138,000.

Net cash flow used in operating activities for the three months ended March 31, 2016 reflected our net loss of approximately $59,000, and the changes in operating assets and liabilities consisting of a decrease in accounts payable and accrued liabilities of approximately $10,000, and a decrease in accounts payable and accrued liabilities – related parties of approximately $2,000.

Net cash flow used in investing activities reflects the prepayment made for acquisition of real property of $2,000. We did not incur any investing activity during the three months ended March 31, 2016.

Net cash flow provided by financing activities was $3,000,000 for the three months ended March 31, 2017. During the three months ended March 31, 2017, we received $3,000,000 proceeds of refundable deposit as earnest money in connection with the Share Subscription Agreement related to the 3,000,000 common stock issued to the March 2017 Accredited Investor who is an entrusted party that holds the shares on behalf of DOING. Net cash flow provided by financing activities was $150,000 for the three months ended March 31, 2016. During the three months ended March 31, 2016, we received advance from related parties of $9,000 and received AHS’s founders’ contribution of $141,000, in funding our operations.

Our capital requirements for the next twelve months primarily relate to purchasing certain real property located in the Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9, Freehold, NJ 07798. In addition, we expect to use cash to pay salaries and fees related to third parties’ professional services. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	Purchase price of $7.6 million to be paid for the property located in Township of Freehold, County of Monmouth, State of New Jersey;

•	An increase in working capital requirements to finance our current business;

•	The use of capital for mergers, acquisitions and the development of business opportunities;

•	Addition of administrative and sales personnel as the business grows; and

•	The cost of being a public company.

We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than funds received from the sale of our equity, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. Therefore, our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Capital market consulting service contract	$78,000	$78,000	$-	$-	$-
Financial consulting service contract	32,000	32,000	-	-	-
Office leases commitment	194,724	114,413	80,311	-	-
Office lease commitment – related party	7,000	7,000	-	-	-
Real property purchase agreement	7,600,000	7,600,000	-	-	-
Total	$7,911,724	$7,831,413	$80,311	$-	$-

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

Our primary operations are in China. Thus, most of our revenue and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended March 31, 2017 and 2016, we had unrealized foreign currency translation loss of approximately $40,000 and $0, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In  connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2017, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of March 31, 2017 due to the material weakness we reported in our 2016 10-K which has not yet been remediated. In our 2016 10-K we reported that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements and we did not form a formal audit committee.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 21, 2017, we entered into an Executive Retention Agreement with Ms. Ingariola effective February 9, 2017 pursuant to which Ms. Ingariola agreed to serve as Chief Financial Officer. As partial compensation, we granted Ms. Ingariola a Stock Option to acquire 2,000,000 shares of our common stock at an exercise price of $0.50 per share for a period of ten years. The Stock Options vest in 36 equal tranches commencing on the grant date. In February and March 2017, we vested a total of 111,111 options to our CFO. In connection with the option vest, we recorded stock-based compensation of $138,334.

The Company entered into and closed a Subscription Agreement with an accredited investor (the "March 2017 Accredited Investor") pursuant to which the March 2017 Accredited Investor purchased 3,000,000 shares of the Company’s common stock (“March 2017 Shares”) for a purchase price of $3,000,000 (the “Purchase Price”). The closing occurred on March 3, 2017. The Company, Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), Beijing DOING Biomedical Technology Co., Ltd. (“DOING”) and the March 2017 Accredited Investor entered into a Share Subscription Agreement whereby the parties acknowledged, among other things, that DOING agreed to transfer the Purchase Price to Avalon Shanghai on behalf of the March 2017 Accredited Investor and the March 2017 Accredited Investor agreed to transfer the March 2017 Shares to DOING upon DOING completing the registration of the acquisition of the March 2017 Shares with the Beijing Commerce Commission (“BCC”) and obtaining an Enterprise Overseas Investment Certificate (the “Investment Certificate”) from BCC. If DOING fails to complete the registration and acquire the Investment Certificate within one year of the closing then Avalon Shanghai shall transfer $3,000,000 with interest of 20% to DOING upon the request of DOING (the “BCC Repayment Obligation”).As of the date hereof, the Company is obligated to DOING in the principal amount of $3,000,000. The BCC Repayment Obligation is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. Further, Wenzhao Lu, a director and shareholder of the Company, and DOING entered into a Warranty Agreement. Pursuant to the Warranty Agreement, Mr. Lu agreed to (i) cause the Company to be liable to DOING in the event the March 2017 Accredited Investor defaults in its obligations to DOING, (ii) cause the March 2017 Accredited Investor to transfer the March 2017 Shares to DOING upon DOING’s receipt of the Investment Certificate from BCC, (iii) within three years from the date of the Warranty Agreement, DOING may require Mr. Lu to acquire the March 2017 Shares at $1.20 per share upon three-month notice, and (iv) in the event Mr. Lu does not acquire the March 2017 Shares within the three month period, interest of 15% per annum will be added to the purchase price.

In connection with the issuance of 3,000,000 shares of common stock, we recorded a refundable deposit of $3,000,000 as an earnest money received from DOING. Upon DOING completing the registration of the acquisition of the March 2017 Shares with the BCC and obtaining an Enterprise Overseas Investment Certificate from BCC, the Company will cancel the stock certificate issued under the March 2017 Accredited Investor’s name as an entrusted holder of the shares and the Company will issue a new stock certificate under DOING’s name. The $3,000,000 refundable deposit, which paid by DOING as an earnest money will be applied as the proceeds for issuance of the 3,000,000 shares of the Company’s common stock under DOING’s name at the closing date.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On April 20, 2017, Wenzhao Lu, the Chairman of the Board of Directors, sold 5,000,000 shares of common stock in a private transaction to EmeraldVest, LLC, a Delaware limited liability company and an accredited investor, in consideration of $2,500,000. Yancen Lu, a director of the Company, is the sole owner and managing member of EmeraldVest, LLC.

On April 28, 2017, Steven P. Sukel and Yancen Lu were appointed to the Board of Directors of the Company to serve as directors of the Company. Mr. Sukel and Mr. Lu both entered into agreements pursuant to which they will serve as directors. The director agreements provide that they will receive options to receive 40,000 shares of common stock per year at an exercise price equal to the closing price on December 31st of the prior year. The options shall vest in equal amounts quarterly and shall be exercisable for a period of five years. The options for 2017 have been pro-rated. As a result, each director shall receive a stock option to acquire 30,000 shares of common stock during 2017 for a term of five years vesting 10,000 shares at the beginning of each quarter commencing April 1, 2017. The exercise price for the initial grant in April 2017 was set at $1.49 per share.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation (2)

3.2	Certificate of Amendment of Certificate of Incorporation filed pursuant to Delaware General Corporation Law (1)

3.3	Certificate of Correction to the Certificate of Amendment of Certificate of Incorporation filed pursuant to Delaware General Corporation Law (1)

3.4	Bylaws (3)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (5)

4.2	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (8)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (9)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (9)
4.5	Warranty Agreement between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd.(9)

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (1)

10.2	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (4)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership, as Seller, and Avalon GloboCare Corp., as Buyer dated as of December 22, 2016 (6)

10.4	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li dated January 11, 2017 (7)

10.5	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (8)

10.6	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (8)

10.7	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (11)

10.8	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (11)

14.1	Code of Ethics (1)

21.1	List of Subsidiaries (10)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2016.
(2)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 26, 2015.
(3)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on February 19, 2015.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 2, 2016.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2016.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 23, 2016.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2017.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 21, 2017.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 7, 2017.
(10)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 28, 2017.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2017.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.
(Registrant)

Date: May 12, 2017	By:	/s/ David K. Jin
David K. Jin
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 12, 2017	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)