Form 10-Q
period 2017-06-30
Avalon Globocare Corp.
filed 2017-08-14
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 14, 2017, 64,628,622 shares of common stock, par value $0.0001 per share, were issued and outstanding.

AVALON GLOBOCARE CORP.

FORM 10-Q

June 30, 2017

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

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$381,954	$2,886,189
Accounts receivable - related parties, net of allowance for doubtful accounts	235,163	70,228
Tenants receivable, net of allowance for doubtful accounts	25,433	-
Prepaid expenses and other	28,485	749,796

Total Current Assets	671,035	3,706,213

OTHER ASSETS:
Security deposit	30,204	-
Property, plant and equipment, net	27,245	295
Investment in real estate, net	7,675,628	-

Total Other Assets	7,733,077	295

Total Assets	$8,404,112	$3,706,508

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,646	$-
Accrued liabilities and other payables	169,085	22,334
Accrued liabilities and other payables - related parties	40,923	8,587
Deferred rental income	4,178	-
Loan payable	2,100,000	-
Income taxes payable	-	20,976
VAT and other taxes payable	7,649	11,270
Tenants' security deposit	92,288	-
Due to related parties	166,650	97,150
Refundable deposit	3,000,000	-

Total Current Liabilities	5,603,419	160,317

Commitments and Contingencies - (Note 14)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 64,628,622 and 61,628,622 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	6,463	6,163
Additional paid-in capital	3,947,554	3,681,387
Accumulated deficit	(1,033,210)	(53,369)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(126,692)	(94,568)

Total Stockholders' Equity	2,800,693	3,546,191

Total Liabilities and Stockholders' Equity	$8,404,112	$3,706,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUES
Real property rental revenue	$222,254	$-	$222,254	$-
Consulting services revenue - related parties	152,497	-	218,783	-
Total Revenues	374,751	-	441,037	-

COSTS AND EXPENSES
Real property operating expenses	161,854	-	161,854	-
Consulting services costs - related parties	125,231	-	224,812	-
Total Costs and Expenses	287,085	-	386,666	-

REAL PROPERTY OPERATING INCOME	60,400	-	60,400	-
GROSS PROFIT (LOSS) FROM CONSULTING SERVICES	27,266	-	(6,029)	-

OTHER OPERATING EXPENSES:
Selling expense	6,279	-	14,990	-
Compensation and related benefits	205,473	-	388,400	-
Professional fees	172,705	41,000	379,923	77,075
Other general and administrative	91,927	5,052	152,659	28,456

Total Other Operating Expenses	476,384	46,052	935,972	105,531

LOSS FROM OPERATIONS	(388,718)	(46,052)	(881,601)	(105,531)

OTHER INCOME (EXPENSE)
Interest income	210	52	1,004	60
Interest expense	(42,000)	-	(42,000)	-
Foreign currency transaction loss	-	-	(57,244)	-

Total Other (Expense) Income, net	(41,790)	52	(98,240)	60

LOSS BEFORE INCOME TAXES	(430,508)	(46,000)	(979,841)	(105,471)

INCOME TAXES	-	-	-	-

NET LOSS	$(430,508)	$(46,000)	$(979,841)	$(105,471)

COMPREHENSIVE LOSS
NET LOSS	(430,508)	(46,000)	(979,841)	(105,471)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	7,647	215	(32,124)	215
COMPREHENSIVE LOSS	$(422,861)	$(45,785)	$(1,011,965)	$(105,256)

NET LOSS PER COMMON SHARES:
Basic and diluted	$(0.007)	$(0.001)	$(0.015)	$(0.002)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	64,628,622	50,000,000	63,617,572	50,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2017

	Preferred Stock		Common Stock		Additional			Accumulated	Total
	Number of		Number of		Paid-in	Accumulated	Statutory	Other	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Reserve	Comprehensive Loss	Equity

Balance, December 31, 2016	-	$-	61,628,622	$6,163	$3,681,387	$(53,369)	$6,578	$(94,568)	$3,546,191

Common shares issued in connection with Share Subscription Agreement	-	-	3,000,000	300	(300)	-	-	-	-

Options granted for service	-	-	-	-	266,467	-	-	-	266,467

Foreign currency translation adjustment	-	-	-	-	-	-	-	(32,124)	(32,124)

Net loss for the six months ended June 30, 2017	-	-	-	-	-	(979,841)	-	-	(979,841)

Balance, June 30, 2017	-	$-	64,628,622	$6,463	$3,947,554	$(1,033,210)	$6,578	$(126,692)	$2,800,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(979,841)	$(105,471)
Adjustments to reconcile net loss from operations to net cash (used in) provided by operating activities:
Depreciation expense	34,156	-
Stock-based compensation	266,467	-
Changes in operating assets and liabilities:
Accounts receivable - related parties	(160,964)	-
Tenants receivable	(25,433)
Prepaid expense and other	21,653	-
Security deposit	(29,786)	-
Accounts payable	22,646
Accrued liabilities and other payables	146,680	2,300
Accrued liabilities and other payables - related parties	32,135	2,573
Deferred rental income	4,178	-
Advance from customers - related parties	-	452,500
Income taxes payable	(21,191)	-
VAT and other taxes payable	(3,841)	-
Tenants' security deposit	92,288	-

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(600,853)	351,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(27,784)	-
Purchase of commercial real estate	(7,008,571)	-

NET CASH USED IN INVESTING ACTIVITIES	(7,036,355)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from loan payable	2,100,000	-
Proceeds received from related parties' advance	70,000	9,000
Repayment for related parties' advance	(500)	-
Proceeds received from AHS's founders' contribution	-	141,000
Refundable deposit in connection with Share Subscription Agreement	3,000,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,169,500	150,000

EFFECT OF EXCHANGE RATE ON CASH	(36,527)	(1)

NET (DECREASE) INCREASE IN CASH	(2,504,235)	501,901

CASH - beginning of period	2,886,189	109,586

CASH - end of period	$381,954	$611,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$21,190	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in connection with Share Subscription Agreement	$300	$-
Acquisition of real estate by decreasing prepayment for property	$700,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Avalon GloboCare Corp. (f/k/a Global Technologies Corp.) (the “Company”) is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on July 28, 2014. On October 18, 2016, the Company changed its name to Avalon GloboCare Corp. and completed a reverse split its shares of common stock at a ratio of 1:4. On October 19, 2016, the Company entered into and closed a Share Exchange Agreement with the shareholders of Avalon Healthcare System, Inc., a Delaware corporation (“AHS”), each of which are accredited investors (“AHS Shareholders”) pursuant to which we acquired 100% of the outstanding securities of AHS in exchange for 50,000,000 shares of our common stock (the “AHS Acquisition”).  AHS was incorporated on May 18, 2015 under the laws of the State of Delaware. As a result of such acquisition, the Company’s operations now are focused on integrating and managing global healthcare services and resources, as well as empowering high-impact biomedical innovations and technologies to accelerate their clinical applications. Operating through two major platforms, namely “Avalon Cell”, and “Avalon Rehab”, our “technology + service” ecosystem covers the areas of regenerative medicine, cell-based immunotherapy, exosome technology, as well as fertility and rehabilitation medicine. We plan to integrate these services through joint ventures and acquisitions that bring shareholder value both in the short term, through operational entities as part of Avalon Rehab and in the long term, through biomedical innovations as part of Avalon Cell.  AHS owns 100% of the capital stock of Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), which is a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China (“PRC”). Avalon Shanghai was incorporated on April 29, 2016 and is engaged in medical related consulting services for customers.

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

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd, a British Virgin Island company. There was no activity for the subsidiary since its incorporation through June 30, 2017.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9, Freehold, NJ 07798. Currently, Avalon RT 9’s business consists of the ownership and operation of income-producing real estate property in New Jersey. Avalon RT 9 owns an office building in New Jersey.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN (continued)

Going concern

The Company currently has limited operations. The Company’s operations now are focused on providing outsourced, customized international healthcare services to the rapidly changing health care industry primarily focused in the People’s Republic of China and real estate property ownership and operation in the United States. The Company is also pursuing the provision of healthcare services in the United States. These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had working capital deficit (total current liabilities in excess of total current assets) and an accumulated deficit of $4,932,384 and $1,033,210 at June 30, 2017, respectively, and had a net loss and net cash flow used in operating activities of $979,841 and $600,853 for the six months ended June 30, 2017, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical consulting services to its only three clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the six months ended June 30, 2017 and 2016 include the allowance for doubtful accounts, the useful life of property, plant, equipment and income producing property, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, accruals for taxes due, and valuation of options.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and fair value measurements (continued)

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable – related parties, tenants receivable, prepaid expenses and other, security deposit, accounts payable, accrued liabilities and other payables, accrued liabilities and other payables – related parties, deferred rental income, loan payable, income taxes payable, Value Added Tax (“VAT”) and other taxes payable, tenants’ security deposit, due to related parties, and refundable deposit, approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

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

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and United States. At June 30, 2017 and December 31, 2016, cash balances in PRC are $189,332 and $2,525,630, respectively, are uninsured. At June 30, 2017 and December 31, 2016, cash balances in United States are $192,622 and $360,559, respectively. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Concentrations of credit risk

Currently, a portion of the Company’s operations are carried out in PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. A portion of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A portion of the Company’s sales are credit sales which is to the customer whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

At June 30, 2017 and December 31, 2016, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2017		December 31, 2016
United States	$192,622	50.4%	$360,559	12.5%
China	189,332	49.6%	2,525,630	87.5%
Total cash	$381,954	100.0%	$2,886,189	100.0%

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable – related parties and allowance for doubtful accounts

Accounts receivable – related parties are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable – related parties at June 30, 2017 and December 31, 2016. The Company historically has not experienced uncollectible accounts from customers granted with credit sales.

Tenants receivable and allowance for doubtful accounts

Tenants receivable are presented net of an allowance for doubtful accounts. Tenants receivable balance consists of base rents, tenant reimbursements and receivables arising from straight-lining of rents primarily represent amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to the Company’s revenue recognition policy. An allowance for the uncollectible portion of tenant receivable is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in Freehold, New Jersey in which the property is located.

Management believes that the tenants receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its tenants receivable at June 30, 2017.

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

Investment in real estate and depreciation

Investment in real estate is carried at cost less accumulated depreciation. The Company depreciates real estate building on a straight-line basis over estimated useful life. The Company capitalizes all capital improvements associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over its estimated useful life. Real estate depreciation expense was $32,943 during the three and six months ended June 30, 2017.

The Company charges maintenance and repair costs that do not extend an asset’s useful life to expense as incurred.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charge for the three and six months ended June 30, 2017 and 2016.

Deferred rental income

Deferred rental income represents rental income collected but not earned as of the report date. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of June 30, 2017 and December 31, 2016, deferred rental income totaled $4,178 and $0, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

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

The Company leases commercial property under operating leases with terms of generally two years or more. The Company recognizes rental revenue from its commercial leases on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenants receivable in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred.

Consulting services costs

Cost of consulting services includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. Subcontractor costs were costs related to consulting services incurred by our subcontractor, such as medical professional’s compensation and travel costs.

Real estate operating expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to the Company’s rental properties.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Expenditures for research and product development costs are expensed as incurred. The Company did not incur any research and development costs during the three and six months ended June 30, 2017 and 2016.

Advertising

All costs related to advertising are expensed as incurred. The Company did not incur any advertising expenses during the three and six months ended June 30, 2017 and 2016.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2017 and December 31, 2016, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax year that remains subject to examination is the years ended December 31, 2016 and 2015. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2017 and December 31, 2016.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and its wholly-owned U.S. subsidiaries, Avalon Healthcare System Inc., Avalon RT 9 Properties, LLC, and Avalon (BVI) Ltd., is the U.S. dollar and the functional currency of the Company’s wholly-owned PRC subsidiary, Avalon (Shanghai) Healthcare Technology Co., Ltd., is the Chinese Renminbi (“RMB”). For the subsidiary whose functional currency is the RMB, result of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at June 30, 2017 and December 31, 2016 were translated at 6.7794 RMB to $1.00 and at 6.9448 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the six months ended June 30, 2017 and 2016 were 6.8745 RMB and 6.5354 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and six months ended June 30, 2017 and 2016 consisted of net loss and unrealized gain (loss) from foreign currency translation adjustment.

Per share data

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

Basic net loss per share are computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss for basic and diluted net loss per share of common stock	$(430,508)	$(46,000)	$(979,841)	$(105,471)
Weighted average common stock outstanding - basic and diluted	64,628,622	50,000,000	63,617,572	50,000,000
Net loss per common shares - basic and diluted	$(0.007)	$(0.001)	$(0.015)	$(0.002)

For the three and six months ended June 30, 2017, stock options to purchase 297,780 shares of common stock have been excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.

The Company has determined that it has two reportable business segments: real property operating segment and medical related consulting services segment. These reportable segments offer different types of service, have different types of revenue, and are managed separately as each requires different operating strategies and management expertise.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain prior period information has been reclassified to be comparable with the current period presentation. This reclassification has no effect on previously reported net loss.

Reverse stock split

The Company effected a one-for-four reverse stock split of its common stock on October 18, 2016. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

Fiscal year end

The Company has adopted a fiscal year end of December 31st.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. This pronouncement is effective for reporting periods beginning after December 15, 2018 using a modified retrospective adoption method. The Company is currently evaluating the timing of its adoption and the impact of adopting the new lease standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact it may have on its consolidated financial statements.

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

NOTE 4 – PREPAID EXPENSES AND OTHER

At June 30, 2017 and December 31, 2016, prepaid expenses and other consisted of the following:

	June 30, 2017	December 31, 2016
Prepayment for acquisition of real property	$-	$700,000
Other	28,485	49,796
	$28,485	$749,796

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2017 and December 31, 2016, property, plant and equipment consisted of the following:

	Useful life	June 30, 2017	December 31, 2016
Office equipment	3 Years	$4,938	$320
Leasehold improvement	1.75 Years	23,563	-
		28,501	320
Less: accumulated depreciation		(1,256)	(25)
		$27,245	$295

For the three and six months ended June 30, 2017, depreciation expense amounted to $1,187 and $1,213, respectively, which was included in other operating expenses. For the three and six months ended June 30, 2016, the Company did not have any depreciation expense.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

NOTE 6 – INVESTMENT IN REAL ESTATE

At June 30, 2017 and December 31, 2016, investment in real estate consisted of the following:

	Useful life	June 30, 2017	December 31, 2016
Commercial real property	39 Years	$7,708,571	$-
Less: accumulated depreciation		(32,943)	-
		$7,675,628	$-

For the three and six months ended June 30, 2017, depreciation expense amounted to $32,943 which was included in real property operating expenses.

NOTE 7 – ACCRUED LIABILITIES AND OTHER PAYABLES

At June 30, 2017 and December 31, 2016, accrued liabilities and other payables consisted of the following:

	June 30, 2017	December 31, 2016
Accrued professional fees	$126,801	$14,080
Accrued interest	42,000	-
Other	284	8,254
	$169,085	$22,334

NOTE 8 – LOAN PAYABLE

On April 19, 2017, the Company entered into a loan agreement, providing for the issuance of a loan in the principal amount of $2,100,000. The term of the loan is one year. The annual interest rate for the loan is 10%. The loan is guaranteed by the Company’s Chairman, Mr. Wenzhao Lu. At June 30, 2017, the outstanding principal balance of the loan and related accrued and unpaid interest for the loan was $2,100,000 and $42,000, respectively.

NOTE 9 – VAT AND OTHER TAXES PAYABLE

At June 30, 2017 and December 31, 2016, VAT and other taxes payable consisted of the following:

	June 30, 2017	December 31, 2016
VAT tax payable	$5,140	$8,768
Other taxes payable	2,509	2,502
	$7,649	$11,270

NOTE 10 – RELATED PARTY TRANSACTIONS

Revenue from related parties and accounts receivable – related parties

During the three and six months ended June 30, 2017 and 2016, revenue from related parties was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Medical related consulting services provided to:
Shanghai Daopei (1)	$-	$-	$66,286	$-
Beijing Nanshan (2)	152,497	-	152,497	-
	$152,497	$-	$218,783	$-

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

NOTE 10 – RELATED PARTY TRANSACTIONS (continued)

Revenue from related parties and accounts receivable – related parties (continued)

(1)	Shanghai Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.
(2)	Beijing Nanshan is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.

Accounts receivable – related parties, net of allowance for doubtful accounts, at June 30, 2017 and December 31, 2016 amounted to $235,163 and $70,228, respectively, and were related to consulting services provided to Shanghai Daopei and Beijing Nanshan, two Chinese entities whose chairman is Wenzhao Lu, the major shareholder of the Company. Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable – related parties at June 30, 2017 and December 31, 2016.

Accrued liabilities and other payables – related parties

At June 30, 2017 and December 31, 2016, the Company owed David Jin, its shareholder, chief executive officer, president and board member, of $18,696 and $6,278, respectively, for travel reimbursements which have been included in accrued liabilities and other payable – related parties on the accompanying consolidated balance sheets.

At June 30, 2017 and December 31, 2016, the Company owed Meng Li, its shareholder, chief operating officer and board member, of $14,227 and $309, respectively, for travel and other miscellaneous reimbursements which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

On October 17, 2016, the Company entered into a lease for office space in New Jersey with a related party (the “Office Lease”). Pursuant to the Office Lease, the monthly rent is $1,000. The term of the Office Lease is one year commencing on November 1, 2016 and will expire on October 31, 2017. As of June 30, 2017 and December 31, 2016, the accrued and unpaid rent expense related to this Office Lease amounted to $8,000 and $2,000, respectively, which was included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Due to related parties

From time to time, David Jin, shareholder, chief executive officer, president and board member of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. During the six months ended June 30, 2017, the Company repaid $500 working capital advance to David Jin. As of June 30, 2017 and December 31, 2016, the working capital advance balance was $0 and $500, respectively, which was reflected as due to related parties on the accompanying consolidated balance sheets.

From time to time, Meng Li, shareholder, chief operating officer and board member of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The working capital advance of $87,650 at June 30, 2017 and December 31, 2016, was reflected as due to related parties on the accompanying consolidated balance sheets.

From time to time, Wenzhao Lu, major shareholder and chairman of the Board of Directors of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The working capital advance of $9,000 at June 30, 2017 and December 31, 2016, was reflected as due to related parties on the accompanying consolidated balance sheets.

During the six months ended June 30, 2017, the Company received advance from a company, which is controlled by Wenzhao Lu, the Company’s major shareholder and chairman of the Board of Directors of the Company, of $70,000 for general working capital purpose. The advance is unsecured, non-interest bearing and repayable on demand. The working capital advance of $70,000 at June 30, 2017 was reflected as due to related parties on the accompanying consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

NOTE 10 – RELATED PARTY TRANSACTIONS (continued)

Operating lease

On October 17, 2016, AHS entered into a lease for office space in New Jersey with a related party (the “AHS Office Lease”). Pursuant to the AHS Office Lease, the monthly rent is $1,000. The term of the AHS Office Lease is one year commencing on November 1, 2016 and will expire on October 31, 2017. For the three and six months ended June 30, 2017, rent expense related to the AHS Office Lease amounted to $3,000 and $6,000, respectively.

Future minimum rental payment required under the AHS Office Lease is as follows:

Twelve-month Period Ending June 30:	Amount
2018	$4,000

Real property management agreement

The Company pays a company, which is controlled by Wenzhao Lu, the Company’s major shareholder, chairman of the Board of Directors and board member of the Company, for the management of its commercial real property located in New Jersey. The monthly property management fee is $5,417. The term of the property management agreement is two years commencing on May 5, 2017 and will expire on May 4, 2019. For the three and six months ended June 30, 2017, the management fee related to the property management agreement amounted to $10,834.

NOTE 11 – STOCKHOLDERS’ EQUITY

Shares authorized

The Company is authorized to issue 10,000,000 shares of preferred stock and 490,000,000 shares of common shares with a par value of $0.0001.

There are no shares of its preferred stock issued and outstanding as of June 30, 2017 and December 31, 2016.

There are 64,628,622 and 61,628,622 shares of its common stock issued and outstanding as of June 30, 2017 and December 31, 2016.

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
JUNE 30, 2017

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

Common shares issued for Share Subscription Agreement (continued)

The Company,   Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), Beijing DOING Biomedical Technology Co., Ltd. (“DOING”), who is an unaffiliated third party, and the March 2017 Accredited Investor entered into a Share Subscription Agreement whereby the parties acknowledged, among other things, that DOING agreed to transfer the Purchase Price to Avalon Shanghai on behalf of the March 2017 Accredited Investor and the March 2017 Accredited Investor agreed to transfer the March 2017 Shares to DOING upon DOING completing the registration of the acquisition of the March 2017 Shares with the Beijing Commerce Commission (“BCC”) and obtaining an Enterprise Overseas Investment Certificate (the “Investment Certificate”) from BCC. If DOING fails to complete the registration and acquire the Investment Certificate within one year of the closing then Avalon Shanghai shall transfer $3,000,000 with an annual interest of 20% to DOING upon the request of DOING (the “BCC Repayment Obligation”).   As of the date hereof, the Company is obligated to DOING in the principal amount of $3,000,000. The BCC Repayment Obligation is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. Further, Wenzhao Lu, a director and shareholder of the Company, and DOING entered into a Warranty Agreement. Pursuant to the Warranty Agreement, Mr. Lu agreed to (i) cause the Company to be liable to DOING in the event the March 2017 Accredited Investor defaults in its obligations to DOING, (ii) cause the March 2017 Accredited Investor to transfer the March 2017 Shares to DOING upon DOING’s receipt of the Investment Certificate from BCC, (iii) within three years from the date of the Warranty Agreement, DOING may require Mr. Lu to acquire the March 2017 Shares at $1.20 per share upon three-month notice, and (iv) in the event Mr. Lu does not acquire the March 2017 Shares within the three-month period, interest of 15% per annum will be added to the purchase price.

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

Options

During the six months ended June 30, 2017, the Company granted a total of 277,780 options to the Company’s Chief Financial Officer (“CFO”) at a fixed exercise price of $0.50 per share and granted a total of 20,000 options to the Company’s two directors at a fixed exercise price of $1.49 per share. The 277,780 options granted to the Company’s CFO are exercisable for ten years and the 20,000 options granted to the Company’s two directors are exercisable for five years. The fair value of the options was $266,467 which was determined using the Black-Scholes option-pricing model and using the following assumptions:

Dividend rate	0
Terms (in years)	5.0-10.0
Volatility	357.50% to 534.84%
Risk-free interest rate	2.21% to 2.40%

In connection with the option grant, for the three and six months ended June 30, 2017, the Company recognized stock-based compensation of $128,133 and $266,467 on the accompanying condensed consolidated statements of operations because the options were deemed fully earned and non-cancellable on the grant date. Stock Option activities for the six months ended June 30, 2017 were as follows:

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

Options (continued)

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2016	-	$-
Granted	297,780	0.57
Exercised	-	-
Balance at June 30, 2017	297,780	0.57
Option exercisable at June 30, 2017	297,780	$0.57

The total intrinsic value of the stock options outstanding and exercisable at June 30, 2017 was $2,778.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at June 30, 2017:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2017	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2017	Weighted Average Exercise Price
$0.50	277,780	9.84	$0.50	277,780	$0.50
1.49	20,000	4.75	1.49	20,000	1.49
$0.50–1.49	297,780	9.49	$0.57	297,780	$0.57

NOTE 12 - STATUTORY RESERVE

Avalon Shanghai operates in the PRC, are required to reserve 10% of its net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the six months ended June 30, 2017 since it incurred a loss in the period.

NOTE 13 – SEGMENT INFORMATION

For the three and six months ended June 30, 2017, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment. For the three and six months ended June 30, 2016, the Company operated in one reportable business segment – the medical related consulting services segment. The Company’s reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three and six months ended June 30, 2017 and 2016 was as follows:

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

NOTE 13 – SEGMENT INFORMATION (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Real property operating	$222,254	$-	$222,254	$-
Medical related consulting services	152,497	-	218,783	-
	374,751	-	441,037	-
Depreciation
Real property operating	32,943	-	32,943	-
Medical related consulting services	1,187	-	1,213	-
	34,130	-	34,156	-
Interest expense
Real property operating	-	-	-	-
Medical related consulting services	-	-	-	-
Other (a)	42,000	-	42,000	-
	42,000	-	42,000	-
Net (loss) income
Real property operating	(1,234)	-	(1,234)	-
Medical related consulting services	54,782	(46,000)	(161,789)	(105,471)
Other (a)	(484,056)	-	(816,818)	-
	$(430,508)	$(46,000)	$(979,841)	$(105,471)

Identifiable long-lived tangible assets at June 30, 2017 and December 31, 2016	June 30, 2017	December 31, 2016
Real property operating	$7,675,628	$-
Medial related consulting services	27,245	295
	$7,702,873	$295

Identifiable long-lived tangible assets at June 30, 2017 and December 31, 2016	June 30, 2017	December 31, 2016
United States	$7,675,628	$-
China	27,245	295
	$7,702,873	$295

(a)	The Company does not allocate any interest expense and general and administrative expense of its being a public company activities to its reportable segments as these activities are managed at a corporate level.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

NOTE 14 – COMMITMENTS AND CONTINCENGIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $302,000 as of June 30, 2017 and December 31, 2016, which have not been reflected in its condensed consolidated financial statements since the Company concluded that the likelihood is remote at this moment.

Capital market consulting service contract

On October 19, 2016, the Company entered into a one-year consulting service agreement with a third party who has agreed to provide certain consulting service in the areas of capital markets advisory to the Company. The agreement expires on October 15, 2017. In accordance with this agreement, the Company pays a flat cash fee of $12,000 per month. At June 30, 2017 and December 31, 2016, the accrued consulting service fees related to the service contract was $24,000 and $0, respectively, which was included in accrued liabilities and other payables on the accompanying consolidated balance sheets.

Legal service contract

On November 22, 2016, the Company entered into a legal service agreement with a law firm who has agreed to provide legal and corporate advisory services to the Company. The term of this agreement is on a month to month basis. In accordance to this service agreement, the Company pays a flat cash fee of $15,000 per month.  At June 30, 2017 and December 31, 2016, the accrued legal service fees related to the service agreement was $15,000 and $10,000, respectively, which was included in accrued liabilities and other payables on the accompanying condensed consolidated balance sheets.

Financial consulting service contract

On October 17, 2016, the Company entered into a one-year consulting service agreement with a consultant who has agreed to provide financial consulting service to the Company. In accordance with this agreement, the Company pays a flat fee of $4,800 per month commencing on October 20, 2016. On April 19, 2017, the Company renewed the consulting agreement. In accordance with the renewed agreement, the Company pays a flat fee of $10,000 per month commencing on April 19, 2017. At June 30, 2017 and December 31, 2016, the accrued service fees related to the service agreement was $14,000 and $1,600, respectively, which was included in accrued liabilities and other payables on the accompanying condensed consolidated balance sheets.

Real property management agreement

On June 6, 2017, the Company entered into a two-year real property management agreement with a related party which agreed to provide real property management service to the Company. In accordance with this agreement, the Company pays a flat fee of $5,417 per month commencing on May 5, 2017 (see Note 10 for real property management agreement).

Operating leases

AHS office lease

See Note 10 for operating lease commitment.

Avalon Shanghai office leases

On January 19, 2017, Avalon Shanghai entered into a lease for office space in Beijing, China with a third party (the “Beijing Office Lease”). Pursuant to the Beijing Office Lease, the monthly rent is RMB 50,586 (approximately $7,500) with a required security deposit of RMB 164,764 (approximately $24,300). In addition, Avalon Shanghai needs to pay monthly maintenance fees of RMB 4,336 (approximately $600). The term of the Beijing Office Lease is 26 months commencing on January 1, 2017 and will expire on February 28, 2019 with two months of free rent in the months of December 2017 and February 2019. For the three and six months ended June 30, 2017, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $18,500 and $42,500, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

NOTE 14 – COMMITMENTS AND CONTINCENGIES (continued)

Operating leases (continued)

Avalon Shanghai office leases (continued)

Future minimum rental payment required under the Beijing Office Lease is as follows:

Twelve-month Period Ending June 30:	Amount
2018	$89,753
2019	57,348
Total	$147,101

In December 2016, Avalon Shanghai entered into a lease for office space in Shanghai, China with a third party (the “Shanghai Office Lease”). Pursuant to the Shanghai Office Lease, the monthly rent is RMB 20,000 (approximately $3,000). The term of the Shanghai Office Lease is one year commencing on January 1, 2017 and will expire on December 31, 2017. For the three and six months ended June 30, 2017, rent expense related to the Shanghai Office Lease amounted to approximately $7,900 and $16,600, respectively.

Future minimum rental payment required under the Shanghai Office Lease is as follows:

Twelve-month Period Ending June 30:	Amount
2018	$17,701

NOTE 15 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2017	2016	2017	2016
A (Beijing Nanshan, a related party)	41%	0	35%	0
B (Shanghai Daopei, a related party)	*	0	15%	0
C	14%	0	12%	0

* Less than 10%

Two customers, who were related parties, accounted for 90.2% of the Company’s total outstanding accounts receivable and tenants receivable at June 30, 2017.

One customer, who was a related party, accounted for 100% of the Company’s total outstanding accounts receivable and tenants receivable at December 31, 2016.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three and six months ended June 30, 2017 and 2016.

Three suppliers accounted for 98.4% of the Company’s total outstanding accounts payable at June 30, 2017.

No supplier accounted for 10% of the Company’s total outstanding accounts payable at December 31, 2016.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

NOTE 15 – CONCENTRATIONS (continued)

Concentrations of credit risk

At June 30, 2017 and December 31, 2016, cash balances in the PRC are $189,332 and $2,525,630, respectively, are uninsured. The Company has not experienced any losses in PRC bank accounts and believes it is not exposed to any risks on its cash in PRC bank accounts.

The Company maintains its cash in United States bank and financial institution deposits that at times may exceed federally insured limits. As of June 30, 2017 and December 31, 2016, the Company’s cash balances in United States bank accounts had approximately $0 and $80,000 in excess of the federally-insured limits, respectively. The Company has not experienced any losses in its United States bank accounts through and as of the date of this report.

NOTE 16 – RESTRICTED NET ASSETS

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

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the parent company to be filed when the restricted net assets of consolidated subsidiary exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of this test, restricted net assets of consolidated subsidiary shall mean that amount of the registrant’s proportionate share of net assets of its consolidated subsidiary (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company in the form of loans, advances or cash dividends without the consent of a third party.

The Company’s PRC subsidiary’s net assets as of June 30, 2017 and December 31, 2016 did not exceed 25% of the Company’s consolidated net assets. Accordingly, Parent Company’s condensed consolidated financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Avalon GloboCare Corp. for the six months ended June 30, 2017 and 2016 should be read in conjunction with the Avalon GloboCare Corp. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 28, 2017. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless otherwise indicated, references to the “Company,” “us” or “we” refer to Avalon GloboCare Corp. and its subsidiaries.

Overview

Avalon GloboCare is dedicated to integrating and managing global healthcare services and resources, as well as empowering high-impact biomedical innovations and technologies to accelerate their clinical applications. Operating through two major platforms, namely “Avalon Cell”, and “Avalon Rehab”, our “Technology + Service” ecosystem covers the areas of regenerative medicine, cell-based immunotherapy, exosome technology, telemedicine with medical second opinion/referral services, as well as fertility and rehabilitation medicine. We plan to integrate these services through joint ventures and accretive acquisitions that bring shareholder value both in the short term, through operational entities as part of Avalon Rehab, and long term, through biomedical innovation development as part of Avalon Cell.

We currently produce revenue through related party strategic relationships in the Peoples Republic of China (“China”) that provide consultative services in advanced areas of immunotherapy and second opinion/referral services. Our services include research studies; executive education; daily online executive briefings; tailored expert advisory services; and consulting and management services. We typically charge an annual fee. Through our services we attempt to focus our clients on important problems by providing an analysis of the evolving healthcare industry and the methods prevalent in the industry to solve those problems through counsel, business planning and support.

We also own and operate rental real property in New Jersey.

The value of the Renminbi ("RMB"), the main currency used in China, fluctuates and is affected by, among other things, changes in China's political and economic conditions. The conversion of RMB into foreign currencies such as the U.S. dollar have generally been based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets.

Going Concern

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our only three clients who are our related parties, and real estate property ownership and operation; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had working capital deficit (total current liabilities in excess of total current assets) and an accumulated deficit of $4,932,384 and $1,033,210 at June 30, 2017, respectively, and had a net loss and net cash flow used in operating activities of $979,841 and $600,853 for the six months ended June 30, 2017, respectively. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to the allowance for doubtful accounts, the useful life of property plant, equipment and income producing property, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, accruals for taxes due, and valuation of options.

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

We lease commercial property under operating leases with terms of generally two years or more. We recognize rental revenue from our commercial leases on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenants receivable in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. This pronouncement is effective for reporting periods beginning after December 15, 2018 using a modified retrospective adoption method. We are currently evaluating the timing of its adoption and the impact of adopting the new lease standard on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact it may have on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

Revenues

We generated revenue from medical related consulting services commencing on July 2016 and we generated real property rental revenue commencing on May 2017.

For the three months ended June 30, 2017, we had real property rental revenue of $222,254 and had consulting services revenue from related parties of $152,497.  We did not generate any revenue for the three months ended June 30, 2016.

For the six months ended June 30, 2017, we had real property rental revenue of $222,254 and had consulting services revenue from related parties of $218,783.  We did not generate any revenue for the six months ended June 30, 2016.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three and six months ended June 30, 2017, real property operating expenses amounted to $161,854. Since we started generating real property rental revenue during the second quarter of 2017, we had neither real property rental revenue nor real property operating expenses in the three and six months ended June 30, 2016.

Cost of consulting services includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. Subcontractor costs were costs related to consulting services incurred by our subcontractor, such as medical professional’s compensation and travel costs.

For the three and six months ended June 30, 2017, costs of consulting services were $125,231 and $224,812, respectively. Since we started generating revenue from consulting services during the third quarter of 2016, we had neither consulting services revenue nor consulting services costs in the three and six months ended June 30, 2016.

Real Property Operating Income

Our real property operating income was $60,400 for the three and six months ended June 30, 2017. We did not generate any real property operating income for the three and six months ended June 30, 2016.

Gross Profit (Loss) from Consulting Services and Gross Margin

Our gross profit from consulting services was $27,266 for the three months ended June 30, 2017, representing gross margin of 17.9%.

Our gross loss from consulting services was $6,029 for the six months ended June 30, 2017, representing gross margin of (2.8)%. The negative gross margin for the six months ended June 30, 2017 primarily resulted from low consulting services revenue and the allocation of fixed costs, mainly consisting of internal labor and related benefits, to cost of the low level of revenue.

Other Operating Expenses

For the three and six months ended June 30, 2017 and 2016, other operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Selling expense	$6,279	$-	$14,990	$-
Compensation and related benefits	205,473	-	388,400	-
Professional fees	172,705	41,000	379,923	77,075
Rent	31,899	-	68,327	-
Other general and administrative	60,028	5,052	84,332	28,456
	$476,384	$46,052	$935,972	$105,531

•	Our selling expense consisted of salaries of sales personnel and travel and entertainment costs incurred by our sales department. During the 2017 periods, we hired a sales representative to enhance our visibility and to market our services in order to generate orders for our consulting services. Selling expense totaled $6,279 and $14,990 for the three and six months ended June 30, 2017, respectively. We did not incur any selling expense during the three and six months ended June 30, 2016.

•	Our compensation and related benefits amounted to $205,473 and $388,400 for the three and six months ended June 30, 2017. We did not incur any compensation and related benefits during the three and six months ended June 30, 2016.

•	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For the three months ended June 30, 2017 and 2016, professional fees amounted to $172,705 and $41,000, respectively, an increase of $131,705 or 321.2%. The increase was mainly attributable to an increase in accounting fees of approximately $27,000 incurred for services performed by our financial consultant, an increase in audit fees incurred of approximately $58,000, an increase in legal services fees of approximately $35,000, and an increase in other miscellaneous items of approximately $12,000 resulting from our business expansion. For the six months ended June 30, 2017 and 2016, professional fees amounted to $379,923 and $77,075, respectively, an increase of $302,848 or 392.9%. The increase was mainly attributable to an increase in accounting fees of approximately $42,000 incurred for services performed by our financial consultant, an increase in audit fees incurred of approximately $148,000 as compared to none in prior year’s same period mainly due to professional services rendered and commenced in third quarter of 2016 and an increase in audit fee related to potential acquisition of a target company, an increase in legal services fees of approximately $85,000, and an increase in other miscellaneous items of approximately $28,000 resulting from our business expansion. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

•	Rent expense totaled $31,899 and $68,327 for the three and six months ended June 30, 2017. We did not incur any rent expense since we did not rent any office space during the three and six months ended June 30, 2016.

•	Other general and administrative expenses mainly consisted of travel and entertainment, office supplies, miscellaneous taxes, bank service charge and other miscellaneous items. Other general and administrative expenses amounted to $60,028 and $5,052 for the three months ended June 30, 2017 and 2016, respectively, an increase of $54,976. Other general and administrative expenses amounted to $84,332 and $28,456 for the six months ended June 30, 2017 and 2016, respectively, an increase of $55,876. The increase was primarily due to our business expansion.

Loss from Operations

As a result of the foregoing, for the three months ended June 30, 2017, loss from operations amounted to $388,718, as compared to loss from operations of $46,052 for the three months ended June 30, 2016, a change of $342,666, or 744.1%.

As a result of the foregoing, for the six months ended June 30, 2017, loss from operations amounted to $881,601, as compared to loss from operations of $105,531 for the six months ended June 30, 2016, a change of $776,070, or 735.4%.

Other Income (Expense)

Other income (expense) includes interest income from bank deposits, interest expense generated from loan payable, and foreign currency transaction loss. Other expense, net, totaled $41,790 for the three months ended June 30, 2017, as compared to other income, net, of $52 for the three months ended June 30, 2016, a change of $41,842, which was mainly attributable to an increase in interest expense of approximately $42,000, offset by an increase in interest income of approximately $200.

Other expense, net, totaled $98,240 for the six months ended June 30, 2017, as compared to other income, net, of $60 for the six months ended June 30, 2016, a change of $98,300, which was mainly attributable to an increase in interest expense of approximately $42,000, and an increase in foreign currency transaction loss of approximately $57,200, offset by an increase in interest income of approximately $900.

Income Taxes

We did not have any income taxes expense for the three and six months ended June 30, 2017 and 2016 since we incurred losses in the periods.

Net Loss

As a result of the factors described above, our net loss was $430,508, or $(0.007) per share (basic and diluted), for the three months ended June 30, 2017. Our net loss was $46,000, or $(0.001) per share (basic and diluted), for the three months ended June 30, 2016.

As a result of the factors described above, our net loss was $979,841, or $(0.015) per share (basic and diluted), for the six months ended June 30, 2017. Our net loss was $105,471, or $(0.002) per share (basic and diluted), for the six months ended June 30, 2016.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and our wholly-owned U.S. subsidiaries, Avalon Healthcare System Inc., Avalon RT 9 Properties, LLC, and Avalon (BVI) Ltd., is the U.S. dollar and the functional currency of our wholly-owned PRC subsidiary, Avalon (Shanghai) Healthcare Technology Co., Ltd. which is incorporated in China, is the Chinese Renminbi (“RMB”). The financial statements of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange (for the period) for revenue, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $7,647 and $215 for the three months ended June 30, 2017 and 2016, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $32,124 and a foreign currency translation gain of $215 for the six months ended June 30, 2017 and 2016, respectively. This non-cash gain/loss had the effect of decreasing/increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $422,861 and $45,785 for the three months ended June 30, 2017 and 2016, respectively. As a result of our foreign currency translation adjustment, we had comprehensive loss of $1,011,965 and $105,256 for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2017 and December 31, 2016, we had cash balance of approximately $382,000 and $2,886,000, respectively. These funds are kept in financial institutions located as follows:

Country:	June 30, 2017		December 31, 2016
United States	$192,622	50.4%	$360,559	12.5%
China	189,332	49.6%	2,525,630	87.5%
Total cash	$381,954	100.0%	$2,886,189	100.0%

Under applicable PRC regulations, foreign invested enterprises, or FIEs, in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign invested enterprise in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends.

In addition, a portion of our businesses and assets are denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control procedures imposed by the PRC government authorities may restrict the ability of our PRC subsidiary to transfer its net assets to the Parent Company through loans, advances or cash dividends.

The current PRC Enterprise Income Tax (“EIT”) Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises' shareholder has a tax treaty with China that provides for a different withholding arrangement.

The following table sets forth a summary of changes in our working capital from December 31, 2016 to June 30, 2017:

			December 31, 2016 to June 30, 2017
	June 30, 2017	December 31, 2016	Change	Percentage Change
Working capital (deficit):
Total current assets	$671,035	$3,706,213	$(3,035,178)	(81.9)%
Total current liabilities	5,603,419	160,317	5,443,102	3,395.2%
Working capital (deficit):	$(4,932,384)	$3,545,896	$(8,478,280)	(239.1)%

Our working capital deficit increased by $8,478,280 to working capital deficit $4,932,384 at June 30, 2017 from working capital $3,545,896 at December 31, 2016. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $2,504,000, a decrease in prepaid expenses and other of approximately $721,000, an increase in accrued liabilities and other payables of approximately $147,000, an increase in loan payable of approximately $2,100,000 and an increase in refundable deposit of approximately $3,000,000 related to our March 2017 Subscription Agreement (see note 11 – Common shares issued for Share Subscription Agreement), offset by an increase in accounts receivable – related parties, net of allowance for doubtful accounts, of approximately $165,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The following summarizes the key components of our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Net cash (used in) provided by operating activities	$(600,853)	$351,902
Net cash used in investing activities	(7,036,355)	-
Net cash provided by financing activities	5,169,500	150,000
Effect of exchange rate on cash	(36,527)	(1)
Net (decrease) increase in cash	$(2,504,235)	$501,901

Net cash flow used in operating activities for the six months ended June 30, 2017 was $600,853, which primarily reflected our net loss of approximately $980,000, and the changes in operating assets and liabilities primarily consisting of an increase in accounts receivable – related parties of approximately $161,000, an increase in tenants receivable of approximately $25,000, an increase in security deposit of approximately $30,000, and a decrease in income taxes payable of approximately $21,000, offset by a decrease in prepaid expense and other of approximately $22,000, an increase in accounts payable of approximately $23,000, an increase in accrued liabilities and other payables of approximately $147,000, an increase in accrued liabilities and other payables – related parties of approximately $32,000, and an increase in tenants’ security deposit of approximately $92,000, and the add-back of non-cash items consisting of depreciation expense of approximately $34,000 and stock-based compensation of approximately $266,000.

Net cash flow provided by operating activities for the six months ended June 30, 2016 was $351,902, which primarily reflected changes in operating assets and liabilities consisting of an increase in accrued liabilities and other payables of approximately $2,000, an increase in accrued liabilities and other payables – related parties of approximately $3,000, and an increase in advance from customers – related parties of approximately $453,000, offset by net loss of approximately $105,000.

Net cash flow used in investing activities was $7,036,355 for the six months ended June 30, 2017 as compared to $0 for the six months ended June 30, 2016. During the six months ended June 30, 2017, we made payments for purchase of property, plant and equipment of approximately $28,000, and made payments for purchase of commercial real estate of approximately $7,009,000. During the six months ended June 30, 2016, we did not incur any investing activity.

Net cash flow provided by financing activities was $5,169,500 for the six months ended June 30, 2017. During the six months ended June 30, 2017, we received $2,100,000 proceeds from loan payable, and received $70,000 advance from related parties, and received $3,000,000 proceeds of refundable deposit as earnest money in connection with the Share Subscription Agreement related to the 3,000,000 common stock issued to the March 2017 Accredited Investor who is an entrusted party that holds the shares on behalf of DOING, offset by repayment for related parties’ advance of $500. Net cash flow provided by financing activities was $150,000 for the six months ended June 30, 2016. During the six months ended June 30, 2016, we received advance from related parties of $9,000 and received AHS’s founders’ contribution of $141,000, in funding our operations.

Our capital requirements for the next twelve months primarily relate to mergers, acquisitions and the development of business opportunities. In addition, we expect to use cash to pay salaries and fees related to third parties’ professional services. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Capital market consulting service contract	$66,000	$66,000	$-	$-	$-
Legal service contract	15,000	15,000	-	-	-
Financial consulting service contract	14,000	14,000	-	-	-
Real property management agreement	119,174	65,004	54,170	-	-
Office leases commitment	164,802	107,454	57,348	-	-
Office lease commitment – related party	12,000	12,000	-	-	-
Loan payable	2,100,000	2,100,000	-	-	-
Total	$2,490,976	$2,379,458	$111,518	$-	$-

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

Our primary operations are in China. Thus, most of our revenue and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the six months ended June 30, 2017 and 2016, we had unrealized foreign currency translation loss of approximately $32,000 and unrealized foreign currency translation gain of approximately $200, respectively, because of changes in the exchange rate.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2017, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of June 30, 2017 due to the material weakness we reported in our 2016 10-K which has not yet been remediated. In our 2016 10-K we reported that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements and we did not form a formal audit committee.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2017, Steven P. Sukel and Yancen Lu were appointed to the Board of Directors to serve as our directors. Mr. Sukel and Mr. Lu both entered into agreements pursuant to which they will serve as directors. The director agreements provide that they will receive options to receive 40,000 shares of common stock per year at an exercise price equal to the closing price on December 31st of the prior year. The options shall vest in equal amounts quarterly and shall be exercisable for a period of five years. The options for 2017 have been pro-rated. As a result, each director shall receive a stock option to acquire 30,000 shares of common stock during 2017 for a term of five years vesting 10,000 shares at the beginning of each quarter commencing April 1, 2017. The exercise price for the initial grant in April 2017 was set at $1.49 per share. In connection with the option vest, we recorded stock-based compensation of $29,800.

DOING Biomedical Technology Co., Ltd. (“DOING”) and Avalon discussed DOING potentially investing in Avalon. However, prior to such investment, DOING needed to obtain the required approvals from the government, which is a timely and costly process. In lieu of acquiring shares directly from Avalon, DOING agreed to fund the purchase of shares of common stock of Avalon on behalf of an accredited investor (the "March 2017 Accredited Investor"), which is permitted under Chinese law.

Accordingly, we entered into and closed a Subscription Agreement with the March 2017 Accredited Investor pursuant to which the March 2017 Accredited Investor purchased 3,000,000 shares of common stock (“March 2017 Shares”) for a purchase price of $3,000,000 (the “Purchase Price”). The closing occurred on March 3, 2017.

Avalon Shanghai, DOING, the March 2017 Accredited Investor and our company entered into a Share Subscription Agreement whereby the parties acknowledged, among other things, that DOING agreed to transfer the Purchase Price to Avalon Shanghai on behalf of the March 2017 Investor and the March 2017 Accredited Investor agreed to transfer the March 2017 Shares to DOING upon DOING completing the registration of the acquisition of the March 2017 Shares with the Beijing Commerce Commission (“BCC”).

The BCC is responsible for guiding foreign investment, trade and technology transfer in China. DOING is required to obtain an Enterprise Overseas Investment Certificate (the “Investment Certificate”) from BCC in order to acquire the March 2017 Shares.

If DOING fails to complete the registration and acquire the Investment Certificate within one year of the closing then Avalon Shanghai shall transfer $3,000,000 with interest of 20% to DOING upon the request of DOING (the “BCC Repayment Obligation”). As of the date hereof, the Company is obligated to DOING in the principal amount of $3,000,000. The BCC Repayment Obligation is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of our company. In the event we are required to repay the BCC Repayment Obligation, our operations will be negatively impacted.

Further, Wenzhao Lu, a director and shareholder of our company, and DOING entered into a Warranty Agreement. Pursuant to the Warranty Agreement, Mr. Wenzhao Lu agreed to (i) cause us to be liable to DOING in the event the March 2017 Accredited Investor defaults in its obligations to DOING, (ii) cause the March 2017 Accredited Investor to transfer the March 2017 Shares to DOING upon DOING’s receipt of the Investment Certificate from BCC, (iii) within three years from the date of the Warranty Agreement, DOING may require Mr. Wenzhao Lu to acquire the March 2017 Shares at $1.20 per share upon three months notice, and (iv) in the event Mr. Wenzhao Lu does not acquire the March 2017 Shares within the three month period, interest of 15% per annum will be added to the purchase price.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On April 19, 2017, the Company entered into a loan agreement, providing for the issuance of a loan in the principal amount of $2,100,000. The term of the loan is one year. The annual interest rate for the loan is 10%. The loan is guaranteed by the Company’s Chairman, Mr. Wenzhao Lu. At June 30, 2017, the outstanding principal balance of the loan and related accrued and unpaid interest for the loan was $2,100,000 and $42,000, respectively.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation (2)

3.2	Certificate of Amendment of Certificate of Incorporation filed pursuant to Delaware General Corporation Law (1)

3.3	Certificate of Correction to the Certificate of Amendment of Certificate of Incorporation filed pursuant to Delaware General Corporation Law (1)

3.4	Bylaws (3)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (5)

4.2	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (8)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (9)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (9)

4.5	Warranty Agreement between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd. (9)

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (1)

10.2	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (4)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership, as Seller, and Avalon GloboCare Corp., as Buyer dated as of December 22, 2016 (6)

10.4	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li dated January 11, 2017 (7)

10.5	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (8)

10.6	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (8)

10.7	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (11)

10.8	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (11)

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (12)

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (12)

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd.and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (12)

10.12*	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation)

14.1	Code of Ethics (1)

21.1	List of Subsidiaries (10)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2016.
(2)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 26, 2015.
(3)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on February 19, 2015.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 2, 2016.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2016.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 23, 2016.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2017.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 21, 2017.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 7, 2017.
(10)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 28, 2017.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2017.
(12)	Incorporated by reference to the Amendment No. 1 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 7, 2017.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.
(Registrant)

Date: August 14, 2017	By:	/s/ David K. Jin
David K. Jin
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)

