Form 10-Q
period 2017-09-30
Avalon Globocare Corp.
filed 2017-11-14
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-55709

AVALON GLOBOCARE CORP.

(Exact name of Registrant as specified in its charter)

Delaware	47-1685128
(State of incorporation)	(I.R.S. Employer Identification No.)

4400 Route 9 South, Suite 3100, Freehold, New Jersey 07728

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

As of November 14, 2017, 67,218,622 shares of common stock, par value $0.0001 per share, were issued and outstanding.

AVALON GLOBOCARE CORP.

FORM 10-Q

September 30, 2017

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2017 and 2016	2
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2017	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4	Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

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

Unless otherwise indicated, references in this report to “we,” “us” or the “Company” refer to Avalon GloboCare Corp. and its subsidiaries.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$356,822	$2,886,189
Accounts receivable - related parties, net of allowance for doubtful accounts	166,874	70,228
Tenants receivable, net of allowance for doubtful accounts	56,239	—
Security deposit	6,012	—
Prepaid expenses and other	36,414	749,796

Total Current Assets	622,361	3,706,213

OTHER ASSETS:
Security deposit - noncurrent portion	24,763	—
Property, plant and equipment, net	46,365	295
Investment in real estate, net	7,655,562	—

Total Other Assets	7,726,690	295

Total Assets	$8,349,051	$3,706,508

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$21,600	$—
Accrued liabilities and other payables	343,002	22,334
Accrued liabilities and other payables - related parties	31,634	8,587
Deferred rental income	19,914	—
Loan payable	2,100,000	—
Income taxes payable	—	20,976
VAT and other taxes payable	2,091	11,270
Tenants’ security deposit	92,288	—
Due to related parties	306,650	97,150
Refundable deposit	3,000,000	—

Total Current Liabilities	5,917,179	160,317

Commitments and Contingencies - (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized; 64,628,622 and 61,628,622 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	6,463	6,163
Additional paid-in capital	4,283,311	3,681,387
Accumulated deficit	(1,743,939)	(53,369)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(120,541)	(94,568)

Total Stockholders’ Equity	2,431,872	3,546,191

Total Liabilities and Stockholders’ Equity	$8,349,051	$3,706,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUES
Real property rental revenue	$315,284	$—	$537,538	$—
Consulting services revenue - related parties	2,166	326,667	220,949	326,667
Total Revenues	317,450	326,667	758,487	326,667

COSTS AND EXPENSES
Real property operating expenses	180,722	—	342,576	—
Consulting services costs - related parties	47,033	33,548	271,845	33,548
Total Costs and Expenses	227,755	33,548	614,421	33,548

REAL PROPERTY OPERATING INCOME	134,562	—	194,962	—
GROSS (LOSS) PROFIT FROM CONSULTING SERVICES	(44,867)	293,119	(50,896)	293,119

OTHER OPERATING EXPENSES:
Selling expense	148	121	15,138	121
Compensation and related benefits	468,837	—	857,237	—
Professional fees	186,208	84,038	566,131	161,113
Other general and administrative	92,421	1,127	245,080	29,583

Total Other Operating Expenses	747,614	85,286	1,683,586	190,817

(LOSS) INCOME FROM OPERATIONS	(657,919)	207,833	(1,539,520)	102,302

OTHER INCOME (EXPENSE)
Interest income	122	41	1,126	101
Interest expense	(52,932)	—	(94,932)	—
Foreign currency transaction loss	—	—	(57,244)	—

Total Other (Expense) Income, net	(52,810)	41	(151,050)	101

(LOSS) INCOME BEFORE INCOME TAXES	(710,729)	207,874	(1,690,570)	102,403

INCOME TAXES	—	—	—	—

NET (LOSS) INCOME	$(710,729)	$207,874	$(1,690,570)	$102,403

COMPREHENSIVE (LOSS) INCOME
NET (LOSS) INCOME	(710,729)	207,874	(1,690,570)	102,403
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	6,151	216	(25,973)	431
COMPREHENSIVE (LOSS) INCOME	$(704,578)	$208,090	$(1,716,543)	$102,834

NET (LOSS) INCOME PER COMMON SHARES:
Basic and diluted	$(0.011)	$0.004	$(0.026)	$0.002

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	64,628,622	50,000,000	63,958,292	50,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2017

	Preferred Stock		Common Stock		Additional			Accumulated	Total
	Number of		Number of		Paid-in	Accumulated	Statutory	Other	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Reserve	Comprehensive Loss	Equity

Balance, December 31, 2016	—	$—	61,628,622	$6,163	$3,681,387	$(53,369)	$6,578	$(94,568)	$3,546,191

Common shares issued in connection with Share Subscription Agreement	—	—	3,000,000	300	(300)	—	—	—	—

Options granted for service	—	—	—	—	602,224	—	—	—	602,224

Foreign currency translation adjustment	—	—	—	—	—	—	—	(25,973)	(25,973)

Net loss for the nine months ended September 30, 2017	—	—	—	—	—	(1,690,570)	—	—	(1,690,570)

Balance, September 30, 2017	—	$—	64,628,622	$6,463	$4,283,311	$(1,743,939)	$6,578	$(120,541)	$2,431,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,690,570)	$102,403
Adjustments to reconcile net (loss) income from operations to net cash (used in) provided by operating activities:
Depreciation expense	58,478	—
Options granted for service	602,224	—
Changes in operating assets and liabilities:
Accounts receivable - related parties	(91,463)	—
Tenants receivable	(56,239)	—
Prepaid expenses and other	14,151	(5,125)
Security deposit	(30,081)	—
Accounts payable	21,600	—
Accrued liabilities and other payables	320,505	(2,790)
Accrued liabilities and other payables - related parties	22,990	6,226
Deferred rental income	19,914	—
Advance from customers - related parties	—	227,184
Income taxes payable	(21,400)	—
VAT and other taxes payable	(9,453)	—
Tenants’ security deposit	92,288	—

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(747,056)	327,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Avalon GloboCare Corp.’s shares	—	(230,000)
Purchase of property, plant and equipment	(50,994)	(395)
Purchase of commercial real estate	(7,008,571)	—

NET CASH USED IN INVESTING ACTIVITIES	(7,059,565)	(230,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from loan payable	2,100,000	—
Proceeds received from related parties’ advance	210,000	9,000
Repayment for related parties’ advance	(500)	—
Proceeds received from AHS’s founders’ contribution	—	141,000
Refundable deposit in connection with Share Subscription Agreement	3,000,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,309,500	150,000

EFFECT OF EXCHANGE RATE ON CASH	(32,246)	(1,262)

NET (DECREASE) INCREASE IN CASH	(2,529,367)	246,241

CASH - beginning of period	2,886,189	109,586

CASH - end of period	$356,822	$355,827

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$21,400	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in connection with Share Subscription Agreement	$300	$—
Distribution of Avalon GloboCare Corp.’s shares to owners	$—	$230,000
Acquisition of real estate by decreasing prepayment for property	$700,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd, a British Virgin Island company. There was no activity for the subsidiary since its incorporation through September 30, 2017.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9S, Freehold, NJ 07728. Currently, Avalon RT 9’s business consists of the ownership and operation of income-producing real estate property in New Jersey. Avalon RT 9 owns an office building in New Jersey.

On July 31, 2017, the Company formed GenExosome Technologies Inc. (“GenExosome”) in Nevada. On October 25, 2017, GenExosome and the Company entered into a Securities Purchase Agreement pursuant to which the Company acquired 60% of the total equity ownership of GenExosome. There were no operations for GenExosome since its incorporation through September 30, 2017.

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
SEPTEMBER 30, 2017

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had working capital deficit (total current liabilities in excess of total current assets) and an accumulated deficit of $5,294,818 and $1,743,939 at September 30, 2017, respectively, and had a net loss and net cash flow used in operating activities of $1,690,570 and $747,056 for the nine months ended September 30, 2017, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical consulting services to its only three clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the nine months ended September 30, 2017 and 2016 include the allowance for doubtful accounts, the useful life of property, plant, equipment and investment in real estate, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, accruals for taxes due, and valuation of options.

Fair value of financial instruments and fair value measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

●	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

●	Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●	Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and fair value measurements (continued)

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable – related parties, tenants receivable, security deposit, prepaid expenses and other, accounts payable, accrued liabilities and other payables, accrued liabilities and other payables – related parties, deferred rental income, loan payable, income taxes payable, Value Added Tax (“VAT”) and other taxes payable, tenants’ security deposit, due to related parties, and refundable deposit, approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

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

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and United States. At September 30, 2017 and December 31, 2016, cash balances in PRC are $128,301 and $2,525,630, respectively, are uninsured. At September 30, 2017 and December 31, 2016, cash balances in United States are $228,521 and $360,559, respectively. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

At September 30, 2017 and December 31, 2016, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2017		December 31, 2016
United States	$228,521	64.0%	$360,559	12.5%
China	128,301	36.0%	2,525,630	87.5%
Total cash	$356,822	100.0%	$2,886,189	100.0%

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable – related parties at September 30, 2017 and December 31, 2016. The Company historically has not experienced uncollectible accounts from customers granted with credit sales.

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

Management believes that the tenants receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its tenants receivable at September 30, 2017.

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

Investment in real estate and depreciation

Investment in real estate is carried at cost less accumulated depreciation. The Company depreciates real estate building on a straight-line basis over estimated useful life. The Company capitalizes all capital improvements associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over its estimated useful life. Real estate depreciation expense was $20,066 and $53,009 for the three and nine months ended September 30, 2017, respectively.

The Company charges maintenance and repair costs that do not extend an asset’s useful life to expense as incurred.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and nine months ended September 30, 2017 and 2016.

Deferred rental income

Deferred rental income represents rental income collected but not earned as of the report date. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of September 30, 2017 and December 31, 2016, deferred rental income totaled $19,914 and $0, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Value added tax

The Company is subject to a value added tax (“VAT”) of 6% for providing consulting service. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of consulting services provided (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). The Company reports revenue net of PRC’s value added tax for all the periods presented in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

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

Consulting services costs

Costs of consulting services includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. Subcontractor costs were costs related to consulting services incurred by our subcontractor, such as medical professional’s compensation and travel costs.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Expenditures for research and product development costs are expensed as incurred. The Company did not incur any research and development costs during the three and nine months ended September 30, 2017 and 2016.

Advertising

All costs related to advertising are expensed as incurred. The Company did not incur any advertising expenses during the three and nine months ended September 30, 2017 and 2016.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2017 and December 31, 2016, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax year that remains subject to examination is the years ended December 31, 2016 and 2015. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2017 and December 31, 2016.

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

Asset and liability accounts at September 30, 2017 and December 31, 2016 were translated at 6.6536 RMB to $1.00 and at 6.9448 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the nine months ended September 30, 2017 and 2016 were 6.8071 RMB and 6.57924 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive (loss) income

Comprehensive (loss) income is comprised of net (loss) income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive (loss) income for the three and nine months ended September 30, 2017 and 2016 consisted of net (loss) income and unrealized gain (loss) from foreign currency translation adjustment.

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

Basic net (loss) income per share are computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (loss) income for basic and diluted net (loss) income per share of common stock	$(710,729)	$207,874	$(1,690,570)	$102,403
Weighted average common stock outstanding - basic and diluted	64,628,622	50,000,000	63,958,292	50,000,000
Net (loss) income per common shares - basic and diluted	$(0.011)	$0.004	$(0.026)	$0.002

For the three and nine months ended September 30, 2017, stock options to purchase 484,448 shares of common stock have been excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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
SEPTEMBER 30, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

Reverse stock split

The Company effected a one-for-four reverse stock split of its common stock on October 18, 2016. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

Fiscal year end

The Company has adopted a fiscal year end of December 31st.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. This pronouncement is effective for reporting periods beginning after December 15, 2018 using a modified retrospective adoption method. The Company is currently evaluating the impact of adopting the new lease standard on its consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting. The guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact it may have on its consolidated financial statements.

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

NOTE 4 – PREPAID EXPENSES AND OTHER

At September 30, 2017 and December 31, 2016, prepaid expenses and other consisted of the following:

	September 30, 2017	December 31, 2016
Prepayment for acquisition of real property	$—	$700,000
Other	36,414	49,796
	$36,414	$749,796

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

At September 30, 2017 and December 31, 2016, property, plant and equipment consisted of the following:

	Useful life	September 30, 2017	December 31, 2016
Office equipment	3 – 10 Years	$27,966	$320
Leasehold improvement	1.75 Years	24,009	—
		51,975	320
Less: accumulated depreciation		(5,610)	(25)
		$46,365	$295

For the three and nine months ended September 30, 2017, depreciation expense amounted to $4,256 and $5,469, respectively, of which, $502 and $502 was included in real property operating expenses and $3,754 and $4,967 was included in other operating expenses, respectively. For the three and nine months ended September 30, 2016, the Company did not have any depreciation expense.

NOTE 6 – INVESTMENT IN REAL ESTATE

At September 30, 2017 and December 31, 2016, investment in real estate consisted of the following:

	Useful life	September 30, 2017	December 31, 2016
Commercial real property	39 Years	$7,708,571	$—
Less: accumulated depreciation		(53,009)	—
		$7,655,562	$—

For the three and nine months ended September 30, 2017, depreciation expense amounted to $20,066 and $53,009, respectively, which was included in real property operating expenses.

NOTE 7 – ACCRUED LIABILITIES AND OTHER PAYABLES

At September 30, 2017 and December 31, 2016, accrued liabilities and other payables consisted of the following:

	September 30, 2017	December 31, 2016
Accrued professional fees	$239,927	$14,080
Accrued interest	94,932	—
Other	8,143	8,254
	$343,002	$22,334

NOTE 8 – LOAN PAYABLE

On April 19, 2017, the Company entered into a loan agreement, providing for the issuance of a loan in the principal amount of $2,100,000. The term of the loan is one year. The annual interest rate for the loan is 10%. The loan is guaranteed by the Company’s Chairman, Mr. Wenzhao Lu. At September 30, 2017, the outstanding principal balance of the loan and related accrued and unpaid interest for the loan was $2,100,000 and $94,932, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

NOTE 9 – VAT AND OTHER TAXES PAYABLE

At September 30, 2017 and December 31, 2016, VAT and other taxes payable consisted of the following:

	September 30, 2017	December 31, 2016
VAT tax payable	$—	$8,768
Other taxes payable	2,091	2,502
	$2,091	$11,270

NOTE 10 – RELATED PARTY TRANSACTIONS

Revenue from related parties and accounts receivable – related parties

During the three and nine months ended September 30, 2017 and 2016, revenue from related parties was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Medical related consulting services provided to:
Beijing Nanshan (1)	$2,166	$108,333	$154,663	$108,333
Shanghai Daopei (2)	—	125,001	66,286	125,001
Hebei Yanda (3)	—	93,333	—	93,333
	$2,166	$326,667	$220,949	$326,667

(1)	Beijing Nanshan is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.

(2)	Shanghai Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.

(3)	Hebei Yanda is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.

Accounts receivable – related parties, net of allowance for doubtful accounts, at September 30, 2017 and December 31, 2016 amounted to $166,874 and $70,228, respectively, and were related to consulting services provided to Beijing Nanshan and Shanghai Daopei, two Chinese entities whose chairman is Wenzhao Lu, the major shareholder of the Company. Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable – related parties at September 30, 2017 and December 31, 2016.

Accrued liabilities and other payables – related parties

At September 30, 2017 and December 31, 2016, the Company owed David Jin, its shareholder, chief executive officer, president and board member, of $19,420 and $6,278, respectively, for travel and other miscellaneous reimbursements which have been included in accrued liabilities and other payable – related parties on the accompanying consolidated balance sheets.

At September 30, 2017 and December 31, 2016, the Company owed Meng Li, its shareholder, chief operating officer and board member, of $2,214 and $309, respectively, for travel and other miscellaneous reimbursements which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

On October 17, 2016, the Company entered into a lease for office space in New Jersey with a related party (the “AHS Office Lease”). Pursuant to the AHS Office Lease, the monthly rent was $1,000. The AHS Office Lease was terminated in August 2017. As of September 30, 2017 and December 31, 2016, the accrued and unpaid rent expense related to this AHS Office Lease amounted to $10,000 and $2,000, respectively, which was included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

NOTE 10 – RELATED PARTY TRANSACTIONS (continued)

Due to related parties

From time to time, David Jin, shareholder, chief executive officer, president and board member of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. During the nine months ended September 30, 2017, the Company repaid $500 working capital advance to David Jin. As of September 30, 2017 and December 31, 2016, the working capital advance balance was $0 and $500, respectively, which was reflected as due to related parties on the accompanying consolidated balance sheets.

From time to time, Meng Li, shareholder, chief operating officer and board member of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The working capital advance of $87,650 at September 30, 2017 and December 31, 2016, was reflected as due to related parties on the accompanying consolidated balance sheets.

From time to time, Wenzhao Lu, major shareholder and chairman of the Board of Directors of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The working capital advance of $29,000 and $9,000, respectively, at September 30, 2017 and December 31, 2016, was reflected as due to related parties on the accompanying consolidated balance sheets.

During the nine months ended September 30, 2017, the Company received advance from a company, which is controlled by Wenzhao Lu, the Company’s major shareholder and chairman of the Board of Directors of the Company, of $190,000 for general working capital purpose. The advance is unsecured, non-interest bearing and repayable on demand. The working capital advance of $190,000 at September 30, 2017 was reflected as due to related parties on the accompanying consolidated balance sheets.

Operating lease

On October 17, 2016, AHS entered into a lease for office space in New Jersey with a related party (the “AHS Office Lease”). Pursuant to the AHS Office Lease, the monthly rent is $1,000. The AHS Office Lease was terminated in August 2017. For the three and nine months ended September 30, 2017, rent expense related to the AHS Office Lease amounted to $2,000 and $8,000, respectively.

Real property management agreement

The Company pays a company, which is controlled by Wenzhao Lu, the Company’s major shareholder and chairman of the Board of Directors, for the management of its commercial real property located in New Jersey. The monthly property management fee is $5,417. The term of the property management agreement is two years commencing on May 5, 2017 and will expire on May 4, 2019. For the three and nine months ended September 30, 2017, the management fee related to the property management agreement amounted to $16,251 and $27,085, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

Shares authorized

The Company is authorized to issue 10,000,000 shares of preferred stock and 490,000,000 shares of common shares with a par value of $0.0001.

There are no shares of its preferred stock issued and outstanding as of September 30, 2017 and December 31, 2016.

There are 64,628,622 and 61,628,622 shares of its common stock issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

Common shares issued for Share Subscription Agreement

On March 3, 2017, the Company entered into and closed a Subscription Agreement with an accredited investor (the “March 2017 Accredited Investor”) pursuant to which the March 2017 Accredited Investor purchased 3,000,000 shares of the Company’s common stock (“March 2017 Shares”) for a purchase price of $3,000,000 (the “Purchase Price”).

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

Options

During the nine months ended September 30, 2017, the Company granted a total of 444,448 options to the Company’s Chief Financial Officer (“CFO”) at a fixed exercise price of $0.50 per share and granted a total of 40,000 options to the Company’s two directors at a fixed exercise price of $1.49 per share. The 444,448 options granted to the Company’s CFO are exercisable for ten years and the 40,000 options granted to the Company’s two directors are exercisable for five years. The fair value of the options was $602,224 which was determined using the Black-Scholes option-pricing model and using the following assumptions:

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

Options (continued)

Dividend rate	0
Terms (in years)	5.0-10.0
Volatility	327.82% to 534.84%
Risk-free interest rate	1.88% to 2.40%

In connection with the option grant, for the three and nine months ended September 30, 2017, the Company recognized stock-based compensation of $335,757 and $602,224, respectively, on the accompanying condensed consolidated statements of operations because the options were deemed fully earned and non-cancellable on the grant date. Stock Option activities for the nine months ended September 30, 2017 were as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2016	—	$—
Granted	484,448	0.58
Exercised	—	—
Balance at September 30, 2017	484,448	0.58
Option exercisable at September 30, 2017	484,448	$0.58

The total intrinsic value of the stock options outstanding and exercisable at September 30, 2017 was $1,098,853.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at September 30, 2017:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2017	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2017	Weighted Average Exercise Price
$0.50	444,448	9.71	$0.50	444,448	$0.50
1.49	40,000	4.63	1.49	40,000	1.49
$0.50–1.49	484,448	9.29	$0.58	484,448	$0.58

NOTE 12 - STATUTORY RESERVE

Avalon Shanghai operates in the PRC, are required to reserve 10% of its net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the nine months ended September 30, 2017 since it incurred a loss in the period.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

NOTE 13 – SEGMENT INFORMATION

For the three and nine months ended September 30, 2017, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment. For the three and nine months ended September 30, 2016, the Company operated in one reportable business segment – the medical related consulting services segment. The Company’s reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Real property operating	$315,284	$—	$537,538	$—
Medical related consulting services	2,166	326,667	220,949	326,667
	317,450	326,667	758,487	326,667
Depreciation
Real property operating	20,568	—	53,511	—
Medical related consulting services	3,754	—	4,967	—
	24,322	—	58,478	—
Interest expense
Real property operating	52,932	—	94,932	—
Medical related consulting services	—	—	—	—
	52,932	—	94,932	—
Net (loss) income
Real property operating	(119,782)	—	(121,016)	—
Medical related consulting services	(116,230)	207,874	(278,019)	102,403
Other (a)	(474,717)	—	(1,291,535)	—
	$(710,729)	$207,874	$(1,690,570)	$102,403

Identifiable long-lived tangible assets at September 30, 2017 and December 31, 2016	September 30, 2017	December 31, 2016
Real property operating	$7,677,995	$—
Medial related consulting services	23,932	295
	$7,701,927	$295

Identifiable long-lived tangible assets at September 30, 2017 and December 31, 2016	September 30, 2017	December 31, 2016
United States	$7,677,995	$—
China	23,932	295
	$7,701,927	$295

(a)	The Company does not allocate any general and administrative expense of its being a public company activities to its reportable segments as these activities are managed at a corporate level.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

NOTE 14 – COMMITMENTS AND CONTINCENGIES

Severance payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $302,000 as of September 30, 2017 and December 31, 2016, which have not been reflected in its condensed consolidated financial statements since the Company concluded that the likelihood is remote at this moment.

Legal service contract

On November 22, 2016, the Company entered into a legal service agreement with a law firm who has agreed to provide legal and corporate advisory services to the Company. The term of this agreement is on a month to month basis. In accordance to this service agreement, the Company pays a flat cash fee of $15,000 per month. At September 30, 2017 and December 31, 2016, the accrued legal service fees related to the service agreement was $60,000 and $10,000, respectively, which was included in accrued liabilities and other payables on the accompanying condensed consolidated balance sheets.

Financial consulting service contract

On October 17, 2016, the Company entered into a one-year consulting service agreement with a consultant who has agreed to provide financial consulting service to the Company. In accordance with this agreement, the Company pays a flat fee of $4,800 per month commencing on October 20, 2016. On April 19, 2017, the Company renewed the consulting agreement. In accordance with the renewed agreement, the Company pays a flat fee of $10,000 per month commencing on April 19, 2017. At September 30, 2017 and December 31, 2016, the accrued service fees related to the service agreement was $34,000 and $1,600, respectively, which was included in accrued liabilities and other payables on the accompanying condensed consolidated balance sheets.

Real property management agreement

On June 6, 2017, the Company entered into a two-year real property management agreement with a related party which agreed to provide real property management service to the Company. In accordance with this agreement, the Company pays a flat fee of $5,417 per month commencing on May 5, 2017 (see Note 10 for real property management agreement).

Operating leases

Avalon Shanghai office leases

On January 19, 2017, Avalon Shanghai entered into a lease for office space in Beijing, China with a third party (the “Beijing Office Lease”). Pursuant to the Beijing Office Lease, the monthly rent is RMB 50,586 (approximately $7,600) with a required security deposit of RMB 164,764 (approximately $24,800). In addition, Avalon Shanghai needs to pay monthly maintenance fees of RMB 4,336 (approximately $700). The term of the Beijing Office Lease is 26 months commencing on January 1, 2017 and will expire on February 28, 2019 with two months of free rent in the months of December 2017 and February 2019. For the three and nine months ended September 30, 2017, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $21,900 and $64,400, respectively. Future minimum rental payment required under the Beijing Office Lease is as follows:

Twelve-month Period Ending September 30:	Amount
2018	$91,450
2019	33,669
Total	$125,119

In December 2016, Avalon Shanghai entered into a lease for office space in Shanghai, China with a third party (the “Shanghai Office Lease”). Pursuant to the Shanghai Office Lease, the monthly rent is RMB 20,000 (approximately $3,000). The term of the Shanghai Office Lease is one year commencing on January 1, 2017 and will expire on December 31, 2017. For the three and nine months ended September 30, 2017, rent expense related to the Shanghai Office Lease amounted to approximately $8,600 and $25,200, respectively. Future minimum rental payment required under the Shanghai Office Lease is as follows:

Twelve-month Period Ending September 30:	Amount
2018	$9,018

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

NOTE 15 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2017	2016	2017	2016
A (Beijing Nanshan, a related party)	*	33%	20%	33%
B (Shanghai Daopei, a related party)	*	38%	*	38%
C (Hebei Yanda, a related party)	*	29%	*	29%
D	27%	0	18%	0
E	16%	0	11%	0
F	13%	0	*	0

* Less than 10%

Two customers, one of which was a related party, accounted for 86.1% of the Company’s total outstanding accounts receivable and tenants receivable at September 30, 2017.

One customer, who was a related party, accounted for 100% of the Company’s total outstanding accounts receivable at December 31, 2016.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three and nine months ended September 30, 2017 and 2016.

Two suppliers accounted for 89.4% of the Company’s total outstanding accounts payable at September 30, 2017.

No supplier accounted for 10% of the Company’s total outstanding accounts payable at December 31, 2016.

Concentrations of credit risk

At September 30, 2017 and December 31, 2016, cash balances in the PRC are $128,301 and $2,525,630, respectively, are uninsured. The Company has not experienced any losses in PRC bank accounts and believes it is not exposed to any risks on its cash in PRC bank accounts.

The Company maintains its cash in United States bank and financial institution deposits that at times may exceed federally insured limits. At September 30, 2017 and December 31, 2016, the Company’s cash balances in United States bank accounts had approximately $0 and $80,000 in excess of the federally-insured limits, respectively. The Company has not experienced any losses in its United States bank accounts through and as of the date of this report.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

NOTE 16 – RESTRICTED NET ASSETS

A portion of the Company’s operations are conducted through its PRC subsidiary, which can only pay dividends out of its retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserve. In addition, a portion of the Company’s businesses and assets are denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control procedures imposed by the PRC government authorities may restrict the ability of the Company’s PRC subsidiary to transfer its net assets to the Parent Company through loans, advances or cash dividends.

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

The Company’s PRC subsidiary’s net assets as of September 30, 2017 and December 31, 2016 did not exceed 25% of the Company’s consolidated net assets. Accordingly, Parent Company’s condensed consolidated financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

NOTE 17 – SUBSEQUENT EVENTS

October 2017 Private Placement

On October 20, 2017, the Company entered into Subscription Agreements with accredited investors (the “October 2017 Accredited Investors”) pursuant to which the October 2017 Accredited Investors agreed to purchase 3,750,000 shares of the Company’s common stock (“October 2017 Shares”) for a purchase price of $3,750,000 (the “Purchase Price”). The closing with respect to $200,000 of the Purchase occurred on October 24, 2017. As of November 10, 2017, the Company has received $2,090,000 of the Purchase Price. The balance of the Purchase Price is expected to close on or before December 6, 2017 if not sooner.

The offer, sale and issuance of the above securities was made to accredited investors and the Company relied upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated there under with regard to the sale. No advertising or general solicitation was employed in offering the securities. The offer and sale was made to accredited investors and transfer of the common stock issued was restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended. The accredited investors acknowledged that they were not aware of nor did it review any registration statement or prospectus filed by the Company with the SEC.

GenExosome Technologies Inc.

In July 2017, the Company formed GenExosome Technologies Inc., a Nevada corporation (“GenExosome”). On September 29, 2017, Dr. David K. Jin was appointed as the sole director and as the Chief Executive Officer, Chief Medical Officer and President, Meng Li was appointed as Chief Operating Officer and Secretary and Luisa Ingargiola was appointed as Chief Financial Officer. On October 25, 2017, GenExosome and the Company entered into a Securities Purchase Agreement pursuant to which the Company acquired 600 shares of GenExosome in consideration of $1,326,087 and 500,000 shares of common stock of the Company. The Company is required to pay $876,087 of the cash purchase price by November 24, 2017 and $450,000 of the cash purchase price by December 24, 2017. In addition, the Company is required to deliver the 500,000 shares of its common stock no later than November 24, 2017.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

NOTE 17 – SUBSEQUENT EVENTS (continued)

GenExosome Technologies Inc. (continued)

On October 25, 2017, GenExosome entered into and closed an Asset Purchase Agreement with Yu Zhou, MD, PhD, pursuant to which the Company acquired all assets, including all intellectual property, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies including, but not limited to, patent application number CN 2016 1 0675107.5 (application of an Exosomal MicroRNA in plasma as biomaker to diagnosis liver cancer), patent application number CN 2016 1 0675110.7 (clinical application of circulating exosome carried miRNA-33b in the diagnosis of liver cancer), patent application number CN 2017 1 0330847.X (saliva exosome based methods and composition for the diagnosis, staging and prognosis of oral cancer) and patent application number CN 2017 1 0330835.7 (a novel exosome-based therapeutics against proliferative oral diseases). In consideration of the assets, GenExosome agreed to pay Dr. Zhou $876,087 in cash no later than November 24, 2017, transfer 500,000 shares of common stock of the Company to Dr. Zhou no later than November 24, 2017 and issue Dr. Zhou 400 shares of common stock of GenExosome no later than November 24, 2017. As a result of the above transactions, the Company holds 60% of GenExosome and Dr. Zhou holds 40% of GenExosome.

On October 25, 2017, GenExosome entered into and closed a Stock Purchase Agreement with Beijing Jieteng (GenExosome) Biotech Co. Ltd., a corporation incorporated in the People’s Republic of China (“Beijing GenExosome”) and Dr. Zhou, the sole shareholder of Beijing GenExosome, pursuant to which GenExosome acquired all of the issued and outstanding securities of Beijing GenExosome in consideration of a cash payment in the amount of $450,000, which shall be paid upon Beijing GenExosome recording the change in ownership with the Ministry of Commerce of the People’s Republic of China in accordance with the Interim Measures for Record Management regarding the Establishment and Change of Foreign-invested Enterprises.

On October 25, 2017, GenExosome increased its size of its board of directors from one to four and appointed Wenzhao “Daniel” Lu, Meng Li and Dr. Zhou to the board of directors. In addition, Dr. Zhou was appointed as Co-Chief Executive Officer of GenExosome.

On October 25, 2017, Dr. Zhou and GenExosome entered into an Executive Retention Agreement pursuant to which Dr. Zhou agreed to serve as Co-Chief Executive Officer in consideration of an annual salary of $160,000. Dr. Zhou and GenExosome also entered into an Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement.

Beijing GenExosome is engaged in the development of exosome technology to improve diagnosis and management of diseases. Exosomes are tiny, subcellular, membrane-bound vesicles in diameter of 30-150 nm that are released by almost all cell types and that can carry membrane and cellular proteins, as well as genetic materials that are representative of the cell of origin. Profiling various bio-molecules in exosomes may serve as useful biomarkers for a wide variety of diseases. Beijing GenExosome’s research kits are designed to be used by researchers for biomarker discovery and clinical diagnostic development, and the advancement of targeted therapies. Currently, research kits and service are available to isolate exosomes or extract exosomal RNA/protein from serum/plasma, urine and saliva samples. Beijing GenExosome is seeking to decode proteomic and genomic alterations underlying a wide-range of pathologies, thus allowing for the introduction of novel non-invasive “liquid biopsies”. Its mission is focused toward diagnostic advancements in the fields of oncology, infectious diseases and fibrotic diseases, and discovery of disease-specific exosomes to provide disease origin insight necessary to enable personalized clinical management. There is no guarantee that Beijing GenExosome will be able to successfully achieve its stated mission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Avalon GloboCare Corp. for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with the Avalon GloboCare Corp. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 28, 2017. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The value of the Renminbi (“RMB”), the main currency used in China, fluctuates and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies such as the U.S. dollar have generally been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets.

Going Concern

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our only three clients who are our related parties, and real estate property ownership and operation; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had working capital deficit (total current liabilities in excess of total current assets) and an accumulated deficit of $5,294,818 and $1,743,939 at September 30, 2017, respectively, and had a net loss and net cash flow used in operating activities of $1,690,570 and $747,056 for the nine months ended September 30, 2017, respectively. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to the allowance for doubtful accounts, the useful life of property plant, equipment and investment in real estate, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets, accruals for taxes due, and valuation of options.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. This pronouncement is effective for reporting periods beginning after December 15, 2018 using a modified retrospective adoption method. We are currently evaluating the impact of adopting the new lease standard on our consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting. The guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact it may have on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

Revenues

We generated revenue from medical related consulting services commencing on July 2016 and we generated real property rental revenue commencing on May 2017.

For the three and nine months ended September 30, 2017, we had real property rental revenue of $315,284 and $537,538, respectively. We did not generate any real property rental revenue for the three and nine months ended September 30, 2016.

For the three months ended September 30, 2017, we had consulting services revenue from related parties of $2,166, as compared to consulting services revenue from related parties of $326,667 for the three months ended September 30, 2016, a decrease of $324,501, or 99.3%. For the nine months ended September 30, 2017, we had consulting services revenue from related parties of $220,949, as compared to consulting services revenue from related parties of $326,667 for the nine months ended September 30, 2016, a decrease of $105,718, or 32.4%. The decrease was mainly attributable to the decreased demand for our consulting service from our related parties.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three and nine months ended September 30, 2017, real property operating expenses amounted to $180,722 and $342,576, respectively. Since we started generating real property rental revenue during the second quarter of 2017, we had neither real property rental revenue nor real property operating expenses in the three and nine months ended September 30, 2016.

Costs of consulting services includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. Subcontractor costs were costs related to consulting services incurred by our subcontractor, such as medical professional’s compensation and travel costs.

Costs of consulting services for the three months ended September 30, 2017 was $47,033, representing an increase of $13,485, or 40.2%, as compared to $33,548 for the three months ended September 30, 2016. Costs of consulting services for the nine months ended September 30, 2017 was $271,845, representing an increase of $238,297, or 710.3%, as compared to $33,548 for the nine months ended September 30, 2016. The increase was primarily attributable to the allocation of fixed costs, mainly consisting of internal labor and related benefits, to our cost of consulting services.

Real Property Operating Income

Our real property operating income was $134,562 and $194,962, respectively, for the three and nine months ended September 30, 2017. We did not generate any real property operating income for the three and nine months ended September 30, 2016.

Gross Profit (Loss) from Consulting Services and Gross Margin

Our gross loss from consulting services for the three months ended September 30, 2017 was $44,867, representing a change of $337,986, or (115.3)%, as compared to gross profit of $293,119 for the three months ended September 30, 2016, mainly due to the significant decrease in our consulting services revenue and the increase in our consulting services costs. Gross margin decreased to (2,071.4)% for the three months ended September 30, 2017 from 89.7% for the three months ended September 30, 2016.

Our gross loss from consulting services for the nine months ended September 30, 2017 was $50,896, representing a change of $344,015, or (117.4)%, as compared to gross profit of $293,119 for the nine months ended September 30, 2016, mainly due to the decrease in our consulting services revenue and increase in our consulting services costs. Gross margin decreased to (23.0)% for the nine months ended September 30, 2017 from 89.7% for the nine months ended September 30, 2016.

The decrease in gross margin for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 was primarily resulted from low consulting services revenue and the allocation of fixed costs, mainly consisting of internal labor and related benefits, to costs of the low level of consulting revenue.

Other Operating Expenses

For the three and nine months ended September 30, 2017 and 2016, other operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Selling expense	$148	$121	$15,138	$121
Compensation and related benefits	468,837	—	857,237	—
Professional fees	186,208	84,038	566,131	161,113
Rent	34,846	—	103,173	—
Other general and administrative	57,575	1,127	141,907	29,583
	$747,614	$85,286	$1,683,586	$190,817

●	Our selling expense consisted of salaries of sales personnel and travel and entertainment costs incurred by our sales department. For the three months ended September 30, 2017 and 2016, we had nominal selling expense. Selling expense for the nine months ended September 30, 2017 was $15,138, representing an increase of $15,017 as compared to $121 for the nine months ended September 30, 2016. In the nine months ended September 30, 2017, we hired a sales representative to enhance our visibility and to market our services in order to generate orders for our consulting services. Therefore, our selling expense increased.

●	Our compensation and related benefits amounted to $468,837 and $857,237 for the three and nine months ended September 30, 2017. We did not incur any compensation and related benefits during the three and nine months ended September 30, 2016.

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For the three months ended September 30, 2017, professional fees increased by $102,170 or 121.6%, as compared to the three months ended September 30, 2016. The increase was mainly attributable to an increase in accounting fees of approximately $17,000 incurred for services performed by our financial consultant, an increase in audit fees incurred of approximately $81,000 mainly due to the increase in audit fee related to potential acquisition of a target company and Form S-1 registration statement of approximately $69,000, an increase in legal services fees of approximately $25,000, and an increase in other miscellaneous items of approximately $9,000, offset by a decrease in investor relations charge of approximately $30,000 due to the termination investor relations service agreement in the third quarter of 2017. For the nine months ended September 30, 2017, professional fees increased by $405,018, or 251.4%, as compared to the nine months ended September 30, 2016. The increase was mainly attributable to an increase in accounting fees of approximately $58,000 incurred for services performed by our financial consultant, an increase in audit fees incurred of approximately $229,000 mainly due to an increase in audit fee related to potential acquisition of a target company and Form S-1 registration statement of approximately $129,000 and an increase in service incurred and completed for 2016 year end audit of approximately $75,000, an increase in legal services fees of approximately $110,000, and an increase in other miscellaneous items of approximately $38,000 resulting from our business expansion, offset by a decrease in investor relations charge of approximately $30,000 due to the termination investor relations service agreement in the third quarter of 2017. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Rent expense totaled $34,846 and $103,173 for the three and nine months ended September 30, 2017. We did not incur any rent expense since we did not rent any office space during the three and nine months ended September 30, 2016.

●	Other general and administrative expenses mainly consisted of travel and entertainment, office supplies, miscellaneous taxes, bank service charge and other miscellaneous items. For the three months ended September 30, 2017, other general and administrative expenses increased by $56,448, or 5,008.7%, as compared to the three months ended September 30, 2016, due to our business expansion. For the nine months ended September 30, 2017, other general and administrative expenses increased by $112,324, or 379.7%, as compared to the nine months ended September 30, 2016. The increase was primarily due to an increase in our travel and entertainment expense of approximately $56,000 and an increase in other miscellaneous items of approximately $56,000 resulting from our business expansion.

(Loss) Income from Operations

As a result of the foregoing, for the three months ended September 30, 2017, loss from operations amounted to $657,919, as compared to income from operations of $207,833 for the three months ended September 30, 2016, a change of $865,752, or 416.6%.

As a result of the foregoing, for the nine months ended September 30, 2017, loss from operations amounted to $1,539,520, as compared to income from operations of $102,302 for the nine months ended September 30, 2016, a change of $1,641,822, or 1,604.9%.

Other Income (Expense)

Other income (expense) includes interest income from bank deposits, interest expense generated from loan payable, and foreign currency transaction loss. Other expense, net, totaled $52,810 for the three months ended September 30, 2017, as compared to other income, net, of $41 for the three months ended September 30, 2016, a change of $52,851, which was mainly attributable to an increase in interest expense of approximately $53,000.

Other expense, net, totaled $151,050 for the nine months ended September 30, 2017, as compared to other income, net, of $101 for the nine months ended September 30, 2016, a change of $151,151, which was mainly attributable to an increase in interest expense of approximately $95,000, and an increase in foreign currency transaction loss of approximately $57,000, offset by an increase in interest income of approximately $1,000.

Income Taxes

We did not have any income taxes expense for the three and nine months ended September 30, 2017 and 2016 since we did not generate any taxable income in the periods.

Net Loss

As a result of the factors described above, our net loss was $710,729, or $(0.011) per share (basic and diluted), for the three months ended September 30, 2017. Our net income was $207,874, or $0.004 per share (basic and diluted), for the three months ended September 30, 2016.

As a result of the factors described above, our net loss was $1,690,570, or $(0.026) per share (basic and diluted), for the nine months ended September 30, 2017. Our net income was $102,403, or $0.002 per share (basic and diluted), for the nine months ended September 30, 2016.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company and our wholly-owned U.S. subsidiaries, Avalon Healthcare System Inc., Avalon RT 9 Properties, LLC, and Avalon (BVI) Ltd., is the U.S. dollar and the functional currency of our wholly-owned PRC subsidiary, Avalon (Shanghai) Healthcare Technology Co., Ltd. which is incorporated in China, is the Chinese Renminbi (“RMB”). The financial statements of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange (for the period) for revenue, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $6,151 and $216 for the three months ended September 30, 2017 and 2016, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $25,973 and a foreign currency translation gain of $431 for the nine months ended September 30, 2017 and 2016, respectively. This non-cash gain had the effect of decreasing our reported comprehensive loss and increasing our reported comprehensive income. This non-cash loss had the effect of increasing our reported comprehensive loss and decreasing our reported comprehensive income.

Comprehensive (Loss) Income

As a result of our foreign currency translation adjustment, we had comprehensive loss of $704,578 and comprehensive income of $208,090 for the three months ended September 30, 2017 and 2016, respectively. As a result of our foreign currency translation adjustment, we had comprehensive loss of $1,716,543 and comprehensive income of $102,834 for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2017 and December 31, 2016, we had cash balance of approximately $357,000 and $2,886,000, respectively. These funds are kept in financial institutions located as follows:

Country:	September 30, 2017		December 31, 2016
United States	$228,521	64.0%	$360,559	12.5%
China	128,301	36.0%	2,525,630	87.5%
Total cash	$356,822	100.0%	$2,886,189	100.0%

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

The current PRC Enterprise Income Tax (“EIT”) Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement.

The following table sets forth a summary of changes in our working capital from December 31, 2016 to September 30, 2017:

			December 31, 2016 to September 30, 2017
	September 30, 2017	December 31, 2016	Change	Percentage Change
Working capital (deficit):
Total current assets	$622,361	$3,706,213	$(3,083,852)	(83.2)%
Total current liabilities	5,917,179	160,317	5,756,862	3,590.9%
Working capital (deficit):	$(5,294,818)	$3,545,896	$(8,840,714)	(249.3)%

Our working capital deficit increased by $8,840,714 to working capital deficit $5,294,818 at September 30, 2017 from working capital $3,545,896 at December 31, 2016. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $2,529,000 mainly due to cash payment made for acquisition of New Jersey real property, a decrease in prepaid expenses and other of approximately $713,000 primarily due to the decrease in prepayment for acquisition of real property of approximately $700,000, an increase in accrued liabilities and other payables of approximately $321,000 resulting from the increase in accrued professional fees of approximately $226,000 and the increase in accrued interest for our outstanding loan of approximately $95,000, an increase in loan payable of approximately $2,100,000 borrowed in connection with our purchase of New Jersey real property, an increase in tenants’ security deposit of approximately $92,000, an increase in due to related parties of approximately $210,000 mainly due to the increase in working capital advance from our related parties, and an increase in refundable deposit of approximately $3,000,000 related to our March 2017 Subscription Agreement (see note 11 – Common shares issued for Share Subscription Agreement), offset by an increase in accounts receivable – related parties, net of allowance for doubtful accounts, of approximately $97,000, and an increase in tenants receivable, net of allowance for doubtful accounts, of approximately $56,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The following summarizes the key components of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by operating activities	$(747,056)	$327,898
Net cash used in investing activities	(7,059,565)	(230,395)
Net cash provided by financing activities	5,309,500	150,000
Effect of exchange rate on cash	(32,246)	(1,262)
Net (decrease) increase in cash	$(2,529,367)	$246,241

Net cash flow used in operating activities for the nine months ended September 30, 2017 was $747,056, which primarily reflected our net loss of approximately $1,691,000, and the changes in operating assets and liabilities primarily consisting of an increase in accounts receivable – related parties of approximately $91,000, an increase in tenants receivable of approximately $56,000, an increase in security deposit of approximately $30,000, and a decrease in income taxes payable of approximately $21,000, offset by an increase in accounts payable of approximately $22,000, an increase in accrued liabilities and other payables of approximately $321,000 resulting from the increase in accrued professional fees of approximately $226,000 and the increase in accrued interest for our outstanding loan of approximately $95,000, an increase in accrued liabilities and other payables – related parties of approximately $23,000, and an increase in tenants’ security deposit of approximately $92,000, and the add-back of non-cash items consisting of depreciation expense of approximately $58,000 and stock-based compensation of approximately $602,000.

Net cash flow provided by operating activities for the nine months ended September 30, 2016 was $327,898, which primarily reflected our net income of approximately $102,000, and changes in operating assets and liabilities consisting of an increase in accrued liabilities and other payables – related parties of approximately $6,000, and an increase in advance from customers – related parties of approximately $227,000, offset by changes in operating assets and liabilities consisting of an increase in prepaid expenses and other of approximately $5,000, and a decrease in accrued liabilities and other payables of approximately $3,000.

Net cash flow used in investing activities was $7,059,565 for the nine months ended September 30, 2017 as compared to $230,395 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we made payments for purchase of property, plant and equipment of approximately $51,000, and made payments for purchase of commercial real estate of approximately $7,009,000. During the nine months ended September 30, 2016, we made payment for the purchase of Avalon GloboCare Corp.’s shares of $230,000 and made payments for the purchase of property, plant and equipment of $395.

Net cash flow provided by financing activities was $5,309,500 for the nine months ended September 30, 2017 as compared to $150,000 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we received $2,100,000 proceeds from loan payable, and received $210,000 advance from related parties, and received $3,000,000 proceeds of refundable deposit as earnest money in connection with the Share Subscription Agreement related to the 3,000,000 common stock issued to the March 2017 Accredited Investor who is an entrusted party that holds the shares on behalf of DOING, offset by repayment for related parties’ advance of $500. During the nine months ended September 30, 2016, we received proceeds from related parties’ advance of $9,000 and received proceeds from AHS’s founders’ contribution of $141,000, in funding our operations.

Our capital requirements for the next twelve months primarily relate to mergers, acquisitions and the development of business opportunities. In addition, we expect to use cash to pay salaries and fees related to third parties’ professional services. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business;

●	The use of capital for mergers, acquisitions and the development of business opportunities;

●	Addition of administrative and sales personnel as the business grows; and

●	The cost of being a public company.

We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than funds received from the sale of our equity and advances from our related parties, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. Therefore, our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Legal service contract	$60,000	$60,000	$—	$—	$—
Financial consulting service contract	34,000	34,000	—	—	—
Real property management agreement	102,923	65,004	37,919	—	—
Office leases commitment	134,137	100,468	33,669	—	—
Loan payable (principal)	2,100,000	2,100,000	—	—	—
Accrued interest for loan	94,932	94,932	—	—	—
Total	$2,525,992	$2,454,404	$71,588	$—	$—

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenue and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the nine months ended September 30, 2017 and 2016, we had unrealized foreign currency translation loss of approximately $26,000 and unrealized foreign currency translation gain of approximately $400, respectively, because of changes in the exchange rate.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2017, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of September 30, 2017 due to the material weakness we reported in our 2016 10-K which has not yet been remediated. In our 2016 10-K we reported that we did not maintain a sufficient complement of personnel with an appropriate level of experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements and we did not form a formal audit committee.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Services

On February 21, 2017, Ms. Ingariola and the Company entered into an Executive Retention Agreement effective February 9, 2017 pursuant to which Ms. Ingariola agreed to serve as Chief Financial Officer. As partial compensation, the Company granted Ms. Ingariola a Stock Option to acquire 2,000,000 shares of common stock at an exercise price of $0.50 per share for a period of ten years. The Stock Options vest in 36 equal tranches commencing on the grant date. On April 28, 2017, Steven P. Sukel and Yancen Lu were appointed to the Board of Directors of our company to serve as directors. Mr. Sukel and Mr. Yancen Lu both entered into agreements pursuant to which they will serve as directors. The director agreements provide that they will receive options to receive 40,000 shares of common stock per year at an exercise price equal to the closing price on December 31st of the prior year. The options shall vest in equal amounts quarterly and shall be exercisable for a period of five years. During the nine months ended September 30, 2017, we granted a total of 444,448 options to our Chief Financial Officer at a fixed exercise price of $0.50 per share and granted a total of 40,000 options to our two directors at a fixed exercise price of $1.49 per share. The 444,448 options granted to our Chief Financial Officer are exercisable for ten years and the 40,000 options granted to our two directors are exercisable for five years. In connection with the option vest, we recorded stock-based compensation of $602,224 for the nine months ended September 30, 2017.

DOING Biomedical Technology Co., Ltd.

DOING Biomedical Technology Co., Ltd. (“DOING”) and Avalon discussed DOING potentially investing in Avalon. However, prior to such investment, DOING needed to obtain the required approvals from the government, which is a timely and costly process. In lieu of acquiring shares directly from Avalon, DOING agreed to fund the purchase of shares of common stock of Avalon on behalf of an accredited investor (the “March 2017 Accredited Investor”), which is permitted under Chinese law.

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

Further, Wenzhao Lu, major shareholder and chairman of the Board of Directors of our company, and DOING entered into a Warranty Agreement. Pursuant to the Warranty Agreement, Mr. Wenzhao Lu agreed to (i) cause us to be liable to DOING in the event the March 2017 Accredited Investor defaults in its obligations to DOING, (ii) cause the March 2017 Accredited Investor to transfer the March 2017 Shares to DOING upon DOING’s receipt of the Investment Certificate from BCC, (iii) within three years from the date of the Warranty Agreement, DOING may require Mr. Wenzhao Lu to acquire the March 2017 Shares at $1.20 per share upon three months notice, and (iv) in the event Mr. Wenzhao Lu does not acquire the March 2017 Shares within the three month period, interest of 15% per annum will be added to the purchase price.

October 2017 Private Placement

On October 20, 2017, the Company entered into Subscription Agreements with accredited investors (the “October 2017 Accredited Investors”) pursuant to which the October 2017 Accredited Investors agreed to purchase 3,750,000 shares of the Company’s common stock (“October 2017 Shares”) for a purchase price of $3,750,000 (the “Purchase Price”). The closing with respect to $200,000 of the Purchase occurred on October 24, 2017. As of November 10, 2017, the Company has received $2,090,000 of the Purchase Price. The balance of the Purchase Price is expected to close on or before December 6, 2017 if not sooner.

GenExosome Technologies Inc.

In July 2017, the Company formed GenExosome Technologies Inc., a Nevada corporation (“GenExosome”). On September 29, 2017, Dr. David K. Jin was appointed as the sole director and as the Chief Executive Officer, Chief Medical Officer and President, Meng Li was appointed as Chief Operating Officer and Secretary and Luisa Ingargiola was appointed as Chief Financial Officer. On October 25, 2017, GenExosome and the Company entered into a Securities Purchase Agreement pursuant to which the Company acquired 600 shares of GenExosome in consideration of $1,326,087 and 500,000 shares of common stock of the Company. The Company is required to deliver the 500,000 shares of its common stock no later than November 24, 2017. On October 25, 2017, GenExosome entered into and closed an Asset Purchase Agreement with Yu Zhou, MD, PhD, pursuant to which the Company acquired all assets, including all intellectual property, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies including, but not limited to, patent application number CN 2016 1 0675107.5 (application of an Exosomal MicroRNA in plasma as biomaker to diagnosis liver cancer), patent application number CN 2016 1 0675110.7 (clinical application of circulating exosome carried miRNA-33b in the diagnosis of liver cancer), patent application number CN 2017 1 0330847.X (saliva exosome based methods and composition for the diagnosis, staging and prognosis of oral cancer) and patent application number CN 2017 1 0330835.7 (a novel exosome-based therapeutics against proliferative oral diseases). In consideration of the assets, GenExosome agreed to pay Dr. Zhou $876,087 in cash no later than November 24, 2017, transfer 500,000 shares of common stock of the Company to Dr. Zhou no later than November 24, 2017 and issue Dr. Zhou 400 shares of common stock of GenExosome no later than November 24, 2017.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On April 19, 2017, the Company entered into a loan agreement, providing for the issuance of a loan in the principal amount of $2,100,000. The term of the loan is one year. The annual interest rate for the loan is 10%. The loan is guaranteed by the Company’s Chairman, Mr. Wenzhao Lu. At September 30, 2017, the outstanding principal balance of the loan and related accrued and unpaid interest for the loan was $2,100,000 and $94,932, respectively.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation (2)

3.2	Certificate of Amendment of Certificate of Incorporation filed pursuant to Delaware General Corporation Law (1)

3.3	Certificate of Correction to the Certificate of Amendment of Certificate of Incorporation filed pursuant to Delaware General Corporation Law (1)

3.4	Bylaws (3)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (5)

4.2	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (8)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (9)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (9)

4.5	Warranty Agreement between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd. (9)

4.6	Form of Subscription Agreement between Avalon GloboCare Corp. and the October 2017 Accredited Investors (14)

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (1)

10.2	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (4)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership, as Seller, and Avalon GloboCare Corp., as Buyer dated as of December 22, 2016 (6)

10.4	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li dated January 11, 2017 (7)

10.5	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (8)

10.6	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (8)

10.7	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (11)

10.8	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (11)

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (12)

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (12)

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd.and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (12)

10.12	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation) (13)

10.13	Securities Purchase Agreement between Avalon GloboCare Corp. and GenExosome Technologies Inc. dated October 25, 2017 (14)

10.14	Asset Purchase Agreement between GenExosome Technologies Inc. and Yu Zhou dated October 25, 2017 (14)

10.15	Stock Purchase Agreement between GenExosome Technologies Inc., Beijing Jieteng (GenExosome) Biotech Co. Ltd. and Yu Zhou dated October 25, 2017 (14)

10.16	Executive Retention Agreement between GenExosome Technologies Inc. and Yu Zhou dated October 25, 2017 (14)

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between GenExosome Technologies Inc. and Yu Zhou dated October 25, 2017 (14)

14.1	Code of Ethics (1)

21.1	List of Subsidiaries (10)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2016.
(2)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 26, 2015.
(3)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on February 19, 2015.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 2, 2016.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2016.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 23, 2016.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2017.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 21, 2017.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 7, 2017.
(10)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 28, 2017.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2017.
(12)	Incorporated by reference to the Amendment No. 1 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 7, 2017.
(13)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2017.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 26, 2017.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.
(Registrant)

Date: November 14, 2017	By:	/s/ David K. Jin
David K. Jin
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)