Form 10-K
period 2017-12-31
Avalon Globocare Corp.
filed 2018-03-13
CIK 1630212

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to _______________________.

Commission File Number 000-55709

(Exact name of registrant as specified in its charter)

Delaware	47-1685128
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4400 Route 9 South, Suite 3100

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definition of ”large accelerated filer,” “accelerated filer”, ”smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.   (Check one):

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

As of June 30, 2017, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the OTCQB of $0.51 was approximately $6,593,597. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 12, 2018, there were 70,278,622 shares of common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference: NONE

AVALON GLOBOCARE CORP.

2017 FORM 10-K ANNUAL REPORT

2

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

ITEM 1.   BUSINESS

General

Unless the context otherwise requires, in this report, the terms “Avalon GloboCare” or “Company”, “we”, or “our”, or “Avalon” refers to, Avalon GloboCare Corp. (f/k/a Global Technologies Corp.) a Delaware corporation. Avalon GloboCare’s principal office is located at 4400 Route 9 South, Suite 3100, Freehold, New Jersey 07728. The Company’s telephone number is (646) 762-4517. Avalon GloboCare reports its operations using a fiscal year ending December 31 and the operations reported on this Form 10-K, are presented on a consolidated basis.

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). Avalon GloboCare provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing, on its internet site located at www.avalon-globocare.com. In this report on Form 10-K, the language “this fiscal year” or “current fiscal year” refers to the 12-month period ended December 31, 2017.

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

Avalon GloboCare which owns 100% of the capital stock of Avalon Heathcare Systems, Inc., a Delaware company (“AHS”) which it acquired on October 19, 2016. AHS was incorporated on May 18, 2015 under the laws of the State of Delaware. In addition, Avalon GloboCare, through AHS, owns 100% of the capital stock of Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), which is a wholly foreign-owned enterprise (WOFE) organized under the laws of the People’s Republic of China (“PRC” or “China”). Avalon Shanghai was incorporated on April 29, 2016 and is engaged in medical related consulting services for customers. On February 7, 2017, Avalon formed Avalon RT 9 Properties, LLC, a New Jersey limited liability company, and on January 23, 2017, Avalon incorporated Avalon (BVI) Ltd, a British Virgin Island company (dormant to be dissolved). In July 2017, the Company formed GenExosome Technologies Inc., a Nevada corporation (“GenExosome”). On October 25, 2017, GenExosome and the Company entered into a Securities Purchase Agreement pursuant to which the Company acquired 600 shares of GenExosome in consideration of $1,326,087 in cash and 500,000 shares of common stock of the Company. On October 25, 2017, GenExosome entered into and closed an Asset Purchase Agreement with Yu Zhou, MD, PhD, pursuant to which the Company acquired all assets, including all intellectual property, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies in consideration of $876,087 in cash, 500,000 shares of common stock of the Company and 400 shares of common stock of GenExosome. As a result of the above transactions, the Company holds 60% of GenExosome and Dr. Zhou holds 40% of GenExosome. On October 25, 2017, GenExosome entered into and closed a Stock Purchase Agreement with Beijing Jieteng (GenExosome) Biotech Co. Ltd., a corporation incorporated in the People’s Republic of China (“Beijing GenExosome”) and Dr. Zhou, the sole shareholder of Beijing GenExosome, pursuant to which GenExosome acquired all of the issued and outstanding securities of Beijing GenExosome in consideration of a cash payment in the amount of $450,000.

3

The following diagram illustrates our corporate structure as of December 31, 2017:

Overview

We are dedicated to integrating and managing global healthcare services and resources, as well as empowering high-impact biomedical innovations and technologies to accelerate their clinical applications. Operating through two major platforms, namely “Avalon Cell”, and “Avalon Rehab”, our “Technology + Service” ecosystem covers the areas of regenerative medicine, cell-based immunotherapy, exosome technology, as well as rehabilitation medicine.

In addition, we are engaged in the development of exosome technology to improve diagnosis and management of diseases. Exosomes are tiny, subcellular, membrane-bound vesicles in diameter of 30-150 nm that are released by almost all cell types and that can carry membrane and cellular proteins, as well as genetic materials that are representative of the cell of origin. Profiling various bio-molecules in exosomes may serve as useful biomarkers for a wide variety of diseases. Our isolation system is designed to be used by researchers for biomarker discovery and clinical diagnostic development, and the advancement of targeted therapies. Currently, isolation systems and service are available to isolate exosomes or extract exosomal RNA/protein from serum/plasma, urine and saliva samples. We are seeking to decode proteomic and genomic alterations underlying a wide-range of pathologies, thus allowing for the introduction of novel non-invasive “liquid biopsies”. Our mission is focused toward diagnostic advancements in the fields of oncology, infectious diseases and fibrotic diseases, and discovery of disease-specific exosomes to provide disease origin insight necessary to enable personalized clinical management. There is no guarantee that we will be able to successfully achieve our stated mission.

We currently produce revenue by selling exosome isolation systems in China and the U.S through our Joint Venture GenExosome Technologies, Inc. In addition, we provide medical related consulting services in advanced areas of immunotherapy and second opinion/referral services through our wholly owned subsidiary Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”). We also own and operate commercial real estate in New Jersey where we are headquartered.

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

4

Our Markets

Avalon GloboCare is dedicated to integrating and managing global healthcare services and resources, as well as empowering high-impact biomedical innovations and technologies to accelerate their clinical applications. Operating through two major platforms, namely “Avalon Cell”, and “Avalon Rehab”, our “Technology + Service” ecosystem covers the areas of regenerative medicine, cell-based immunotherapy, exosome technology, as well as rehabilitation medicine. We plan to integrate these services through joint ventures and accretive acquisitions that bring shareholder value both in the short term, through operational entities as part of Avalon Rehab and long term, through biomedical innovation development as part of Avalon Cell, such as our recent Joint Venture for the advancement of exosome isolation systems and related products.

Sales and Marketing

We seek to develop new business through relationships driven by our senior management, which have extensive contacts throughout the healthcare system. Our senior management will be seeking opportunities for joint ventures, strategic relationships and acquisitions in consulting, biomedical innovations, and telemedicine, and rehabilitation centers.

Services

We currently produce revenue through related party strategic relationships through Avalon Shanghai that provide consultative services in advanced areas of immunotherapy and second opinion/referral services. Our services include research studies; executive education; daily online executive briefings; tailored expert advisory services; and consulting and management services. We typically charge an annual fee. Through our services we attempt to focus our clients on important problems by providing an analysis of the evolving healthcare industry and the methods prevalent in the industry to solve those problems through counsel, business planning and support. We plan to expand our business services throughout the United States via our two major “Technology + Service” platforms, “Avalon Cell”, and “Avalon Rehab”.

Strategic Partnerships

We are actively seeking potential strategic partnerships in our area of focus. In addition, we are actively seeking target acquisitions that add accretive value to our strategic plan. There is no guarantee that we will be able to successfully sign a definitive agreement, close or implement such business arrangement. Through our recent Joint Venture in the area of exosome technology, we are actively developing strategic relationships for the distribution and sale of our exosome isolation system and for the commercialization of exosome related products and diagnostic services.

Markets

The Company will focus on the following markets in developing its core business:

Platform “Avalon Cell”

Regarded as the future of medicine, the Company believes cell-based therapeutics will replace pharmaceuticals as a more effective and functional modality in disease treatment. Avalon is actively engaging in this revolutionary trend and positioning to take a leading role in cell-based technology and therapeutics. The business model for our “Avalon Cell” platform is based on stringent criteria in selection and evaluation of candidate projects at different stages of their developmental cycle. We particularly focus on projects with strong intellectual property and distinctive innovation, translational, application-driven, as well as commercialization-ready. Our technology-based platform, “Avalon Cell”, comprises four programs:

●	Exosome technology, small extracellular vesicles that have great potential to be used as a vehicle for drug delivery for the treatment of various diseases and biomarkers for early stage diagnosis. The Company has commenced developing collaborative sites at Weill Cornell Medical College, MD Anderson Cancer Center and Mayo Clinic in the United States, as well as Lu Daopei Hospital of Daopei Medical Group (DPMG) and Da An Gene Co, Ltd. (Shenzhen, China), focused on exosome-based diagnostics, therapeutics, bio-banking, as well as “Exosomics Big Data”, in the unmet areas of oral cancer, ovary cancer and liver fibrosis);

●

Endothelial cell, namely therapeutics involving the cells that line blood vessels and regulate exchanges between the bloodstream and surrounding tissue. These programs will occur with our collaborative sites at Weill Cornell Medical College Department of Pathology and Ansary Stem Cell Institute, focusing on standardization of EC banking and therapeutics;

●	Regenerative medicine; and Cell-based immunotherapy (including cells such as NK, DC-CIK, CAR-T…etc).

Platform Avalon Rehab

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

Revenue

GenExosome Technologies, Inc.

Through our majority owned subsidiary, GenExosome Technologies, Inc. (“GenExosome”), the Company markets and sells its proprietary exosome isolation systems. Exosomes are small extracellular vesicles that we believe may be used as a vehicle for drug delivery for the treatment of various diseases, and biomarkers or early stage diagnosis and as enhancements to certain cosmetic treatments and procedures. We currently produce our isolation systems in China and the U.S. and sell these systems primarily to research laboratories and universities.

Further, we produce revenue by performing development services for hospitals and sales of related products developed to hospitals through GenExosome and Beijing Jieteng (GenExosome) Biotech Co., Ltd. (“Beijing GenExosome”), GenExosome’s wholly-owned subsidiary.

Avalon RT 9 Properties, LLC

In May 2017, the Company acquired commercial property located in Freehold, New Jersey. This property is now the Avalon corporate headquarters and contains several commercial tenants that generate revenue through rental income. The revenue generated from the commercial tenants in its Freehold, New Jersey headquarters is facilitated through a management agreement with a company, which is controlled by Wenzhao Lu, the Company’s major shareholder and chairman of the Board of Directors, based in the USA.

Avalon Shanghai

We currently produce revenue by providing medical related consulting services in advanced areas of immunotherapy and second opinion/referral services through Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”). Our medical related consulting services include research studies; executive education; daily online executive briefings; tailored expert advisory services; and consulting and management services. We typically charge an annual fee. Through our services we attempt to focus our clients on important problems by providing an analysis of the evolving healthcare industry and the methods prevalent in the industry to solve those problems through counsel, business planning and support. The revenue generated from its related parties in China are managed through its employees residing in China and through contactors that are retained as needed. We have several service and consulting contracts with related parties in China. These related parties primarily have relationships with our Chairman and CEO. Some of these contracts expire March 31, 2018, however it is expected that the majority will automatically renew. There are three such major revenue generating sources in China.

●	Nanshan Memorial Stem Cell Biotechnology Co., Ltd. ( “NMSCB”), which is a related party to our Chairman. We have been outsourced by NMSCB to provide consulting and advisory services to enhance their business and international status. According to our service contract with NMSCB, we will continue to provide such consulting and advisory services to NMSCB to further enhance the business operation as well as the international status of their Wuhan Biolake Stem Cell Bank.

●	Hebei Yanda Ludaopei Hospital Co., Ltd. (“HYLH”), which is a related party to the Chairman. We have been outsourced by HYLH to provide consulting and advisory services to develop and facilitate several events and programs for the Hebei Yanda Ludaopei Hospital. According to our service contract with HYLH, we will continue to provide such consulting and advisory services to HYLH to facilitate their clinical programs in telemedicine and rehabilitation, as well as international academic/clinical collaborations, training, and knowledge exchange.

●	Daopei Investment Management (Shanghai) Co., Ltd. (herein referred to as “DIMS”), which is a related party to the Chairman. We have been outsourced by DIMS to provide consulting and advisory services to enhance their “Ludaopei” branding via network partnership, as well as to develop long-range integration of hematology/oncology programs with other hospitals in China. According to our service contract with LIMS, we will continue to provide such consulting and advisory services to LIMS to facilitate the “Ludaopei” brand expansion with respect to facilitating the operation and management of existing network Ludaopei Hematology-Oncology Centers, as well as to develop further qualified “Ludaopei” network partnership in China.

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

Intellectual Property

Through GenExosome, we own four patents in China with related trademarks. We are in the process of applying for those same patents and trademarks in the United States and are also in the process of developing additional patents and related intellectual property. We own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights that, in the aggregate, are of material importance to our business. We consider our trademarks, service marks, and other intellectual property to be proprietary, and rely on a combination of copyright, trademark, trade secret, non-disclosure, and contractual safeguards to protect our intellectual property rights.

Competition

GenExosome Technologies, Inc.

We currently market for sale of our proprietary Exosome isolation system. There are other companies that produce Exosome isolation systems. However, our internal analysis shows that most Exosome isolation systems use a centrifuge process for isolation which takes several hours and results in a low purity. Our isolation system is a membrane system which isolates exosomes in a few minutes with a higher purity than competing systems.

We believe that our proprietary isolation system is superior to competing systems and plan to continue to improve our process to maintain competitive advantages in the market.

Avalon Shanghai

In our current consulting business in the Peoples Republic of China (“PRC” or “China”), we compete with a number of advisory firm offering similar service including consulting and strategy firms; market research, data, benchmarking, and forecasting providers; technology vendors and services firms; health care information technology firms; technology advisory firms; outsourcing firms; and specialized providers of educational and training services. Other organizations, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, also may offer research, consulting, tools, and education services to health care and education organizations.

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

Rt. 9 Properties, LLC.

Our executive commercial building in Freehold, New Jersey is located on a major highway and is one of the largest buildings in the surrounding areas. It is centrally located and maintains high occupancy. There are other commercial properties in the vicinity that offer similar amenities. However, premier executive offices are limited and as such we expect to continue to maintain high occupancy in the near term.

Legal Proceedings

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

Employees

As of March 12, 2018, we employed 13 employees, seven of which are full time employees. None of our employees are represented by a collective bargaining arrangement.

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

In September 2006, the Ministry of Commerce (“MOFCOM”) promulgated the Regulations on Foreign Investors’ Mergers and Acquisitions of Domestic Enterprises (“M&A Regulations”) in an effort to better regulate foreign investment in PRC. The M&A Regulations were adopted in part as a needed codification of certain joint venture formation and operating practices, and also in response to the government’s increasing concern about protecting domestic companies in perceived key industries and those associated with national security, as well as the outflow of well-known trademarks, including traditional Chinese brands.

As a U.S. based company doing business in PRC, we seek to comply with all PRC laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable PRC regulatory agencies such as the MOFCOM, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, and the State Administration of Foreign Exchange (“SAFE”).

Company History

On October 19, 2016, we entered into and closed a Share Exchange Agreement with the shareholders of Avalon Healthcare System, Inc., a Delaware corporation (“AHS”), each of which are accredited investors (“AHS Shareholders”) pursuant to which we acquired 100% of the outstanding securities of AHS in exchange for 50,000,000 shares of our common stock (the “AHS Acquisition”). Considering that, following the acquisition, the AHS Shareholders control the majority of our outstanding voting common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, AHS is considered the accounting acquirer in this reverse-acquisition transaction. A reverse-acquisition transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of AHS securities for our net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, we have not recognized any goodwill or other intangible assets in connection with this reverse acquisition transaction. AHS is the surviving and continuing entities and the historical financials following the reverse acquisition transaction will be those of AHS. We were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of AHS pursuant to the terms of the Share Exchange Agreement. AHS owns 100% of the capital stock of Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), which is a wholly foreign-owned enterprise organized under the laws of the PRC. Avalon Shanghai was incorporated on April 29, 2016 and is engaged in medical related consulting services for customers. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

On September 29, 2016, effective October 18, 2016, the Company filed a Certificate of Amendment of Certificate of Incorporation (the “Certificate”) with the State of Delaware to (i) effect a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 4 (the “Reverse Stock Split”) and (ii) effectuate a name change (“Name Change”). Fractional shares that resulted from the Reverse Stock Split were rounded up to the next highest number. As a result of the Name Change, the Company’s name changed from “Global Technologies Corp.” to “Avalon GloboCare Corp.”. The Certificate was approved by the majority of the Company’s shareholders and by the Board of Directors of the Company. The effective date of the Reverse Stock Split and the Name Change was October 18, 2016.

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

On December 22, 2016, the Company entered into an Agreement of Sale (the “Purchase Agreement”) with Freehold Craig Road Partnership (“Seller”), a New Jersey partnership, to purchase certain real property located in the Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728 (the “Property”). All rights under the Purchase Agreement were assigned by the Company to Avalon RT 9 Properties, LLC, the Company’s wholly owned subsidiary (“Avalon RT 9”). Avalon Properties closed on the purchase of the Property on May 5, 2017. The purchase price including adjustments paid by the Company for the Property was $7.65 million in cash. The Seller also assigned all lease agreements for all tenants on the Property to Avalon RT 9.

In July 2017, the Company formed GenExosome Technologies Inc., a Nevada corporation (“GenExosome”). On September 29, 2017, Dr. David K. Jin was appointed as the sole director and as the Chief Executive Officer, Chief Medical Officer and President, Meng Li was appointed as Chief Operating Officer and Secretary and Luisa Ingargiola was appointed as Chief Financial Officer. On October 25, 2017, GenExosome and the Company entered into a Securities Purchase Agreement pursuant to which the Company acquired 600 shares of GenExosome in consideration of $1,326,087 in cash and 500,000 shares of common stock of the Company.

On October 25, 2017, GenExosome entered into and closed an Asset Purchase Agreement with Yu Zhou, MD, PhD, pursuant to which the Company acquired all assets, including all intellectual property, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies including, but not limited to, patent application number CN 2016 1 0675107.5 (application of an Exosomal MicroRNA in plasma as biomarker to diagnosis liver cancer), patent application number CN 2016 1 0675110.7 (clinical application of circulating exosome carried miRNA-33b in the diagnosis of liver cancer), patent application number CN 2017 1 0330847.X (saliva exosome based methods and composition for the diagnosis, staging and prognosis of oral cancer) and patent application number CN 2017 1 0330835.7 (a novel exosome-based therapeutics against proliferative oral diseases). In consideration of the assets, GenExosome agreed to pay Dr. Zhou $876,087 in cash no later than November 24, 2017, transfer 500,000 shares of common stock of the Company to Dr. Zhou no later than November 24, 2017 and issue Dr. Zhou 400 shares of common stock of GenExosome no later than November 24, 2017. The above transactions have since been completed and and as a result, the Company holds 60% of GenExosome and Dr. Zhou holds 40% of GenExosome.

On October 25, 2017, GenExosome entered into and closed a Stock Purchase Agreement with Beijing Jieteng (GenExosome) Biotech Co. Ltd., a corporation incorporated in the People’s Republic of China (“Beijing GenExosome”) and Dr. Zhou, the sole shareholder of Beijing GenExosome, pursuant to which GenExosome acquired all of the issued and outstanding securities of Beijing GenExosome in consideration of a cash payment in the amount of $450,000, which shall be paid upon Beijing GenExosome recording the change in ownership with the Ministry of Commerce of the People’s Republic of China in accordance with the Interim Measures for Record Management regarding the Establishment and Change of Foreign-invested Enterprises (revised).

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

We incurred a net loss amounting to $4,049,645 for the year ended December 31, 2017. If we incur additional significant losses, our stock price, may decline, perhaps significantly. Our management is developing plans to achieve profitability. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are a new enterprise, we expect that net losses will continue and our working capital deficit will increase.

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

Currently, we have several service and consulting contracts with related parties in China. The loss of such customers could adversely impact our financial condition and results of operations.

During the year ended December 31, 2017, we recognized an aggregate of $1,077,550 in revenue, of which $222,611 was generated from related parties. Wenzhao Lu, our Chairman and significant shareholder, is the Chairman of each of the related parties. Although we maintain close working relationships with our related party customers, the consulting agreements expire March 31, 2018. The loss of any related party customer would have a material adverse effect on our financial condition or results of operation, the loss of more than one such related party customer, or our failure to replace such customer with other customers, could have a material adverse effect on our financial condition and our results of operations.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated, in their report on our December 31, 2017 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. The Company had an accumulated deficit of $3,517,654 at December 31, 2017. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical consulting services to three related parties, generating rental revenue from its income-producing real estate property in New Jersey and generating revenue from proprietary Exosome Isolation Systems by developing proprietary diagnostic and therapeutic products leveraging exosome technology; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the filing date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

We must effectively manage the growth of our operations, or our company will suffer.

To manage our growth, we believe we must continue to implement and improve our services and products. We may not have adequately evaluated the costs and risks associated with our planned expansion, and our systems, procedures, and controls may not be adequate to support our operations. In addition, our management may not be able to achieve the rapid execution necessary to successfully offer our products and services and implement our business plan on a profitable basis. The success of our future operating activities will also depend upon our ability to expand our support system to meet the demands of our growing business. Any failure by our management to effectively anticipate, implement, and manage changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

Our business requires substantial capital, and if we are unable to maintain adequate financing sources our profitability and financial condition will suffer and jeopardize our ability to continue operations.

In connection with the strategic development portion of our business, we will need significant capital in order to implement acquisitions of technologies. In addition, we will need a significant amount of capital in order to fully implement our advisory business, maintain our rental property and further develop our Exosome business. If we are unable to maintain adequate financing or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, profitability, financial condition and business prospects.

Our revenue and results of operations may suffer if we are unable to attract new clients, continue to engage existing clients, or sell additional products and services.

We presently derive our revenue from providing medical related consulting services to related parties, generating rental revenue from our income-producing real estate property in New Jersey and generating revenue from proprietary Exosome Isolation Systems by developing proprietary diagnostic and therapeutic products leveraging exosome technology. Our growth therefore depends on our ability to attract new clients, maintain existing clients and properties and sell additional products and services to existing clients. This depends on our ability to understand and anticipate market and pricing trends and our clients’ needs and our ability to deliver consistent, reliable, high-quality services. If we fail to engage new clients, continue to re-engage with our existing clients or to cross-sell additional services our results could be materially and adversely affect our operating results.

Our prospects will suffer if we are not able to hire, train, motivate, manage, and retain a significant number of highly skilled employees.

We only recently commenced business and we presently generate medical related consulting services to related parties, generating rental revenue from our income-producing real estate property in New Jersey and generating revenue from proprietary Exosome Isolation Systems by developing proprietary diagnostic and therapeutic products leveraging exosome technology. On the consulting side, Wenzhao Lu, our Chairman and significant shareholder, is the Chairman of each of the clients in which we provide consulting services. Our future success depends upon our ability to hire, train, motivate, manage, and retain a significant number of highly skilled employees, particularly research analysts, technical experts, and sales and marketing staff. We will experience competition for professional personnel in each of our business lines. Hiring, training, motivating, managing, and retaining employees with the skills we need is time consuming and expensive. Any failure by us to address our staffing needs in an effective manner could hinder our ability to continue to provide high-quality products and services and to grow our business.

Potential liability claims may adversely affect our business.

Our services, which may include recommendations and advice to organizations regarding complex business and operational processes and regulatory and compliance issues may give rise to liability claims by our clients or by third parties who bring claims against our clients. Healthcare organizations often are the subject of regulatory scrutiny and litigation, and we also may become the subject of such litigation based on our advice and services. Any such litigation, whether or not resulting in a judgment against us, may adversely affect our reputation and could have a material adverse effect on our financial condition and results of operations. We may not have adequate insurance coverage for claims against us.

In accordance with our strategic development policy, we may invest in companies for strategic reasons and may not realize a return on our investments.

Similar to the development of our majority owned subsidiary, GenExosome, from time to time, we may make investments in companies. These investments may be for strategic objectives to support our key business initiatives but may also be stand alone investments or acquisitions. Such investments or acquisitions could include equity or debt instruments in private companies, many of which may not be marketable at the time of our initial investment. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies may depend on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as public offerings, mergers, and private sales. If any of these private companies fails, we could lose all or part of our investment in that company. If we determine that impairment indicators exist and that there are other-than-temporary declines in the fair value of the investments, we may be required to write down the investments to their fair value and recognize the related write-down as an investment loss.

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

Through GenExosome, we own four patents in China with related trademarks. We are in the process of applying for those same patents and trademarks in the United States and are also in the process of developing additional patents and related intellectual property. We own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights that, in the aggregate, are of material importance to our business. We consider our trademarks, service marks, and other intellectual property to be proprietary, and rely on a combination of copyright, trademark, trade secret, non-disclosure, and contractual safeguards to protect our intellectual property rights. Our success will, in part, depend on our ability to obtain trademarks and patents. We have also entered into confidentiality agreements with our employees and consultants. We cannot be certain that others will not gain access to these trade secrets or that our patents will provide adequate protection. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

Presently, we generate our revenue in China although we intend to pursue various opportunities in the United States and our headquarters is based in the United States. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

●	the higher level of government involvement;

●	the early stage of development of the market-oriented sector of the economy;

●	the rapid growth rate;

●	the higher level of control over foreign exchange; and

●	the allocation of resources.

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

Under the Current Enterprise Income Tax, or EIT, Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

We are a holding company incorporated under the laws of Delaware. We conduct substantially all of our business through our wholly-owned and majority-owned subsidiaries, and we derive all of our income from these entities. Prior to January 1, 2008, dividends derived by foreign enterprises from business operations in China were not subject to the Chinese enterprise income tax. However, such tax exemption ceased as of January 1, 2008 and thereafter with the effectiveness of the new Enterprise Income Tax Law, or EIT Law.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, which we refer to as the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting and financial disclosure requirements that are applicable to other public companies, that are not emerging growth companies, including, but not limited to, (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these exemptions. Because of the reduced disclosure and because a portion of our business is conducted in China, investors may find investing in our common stock less attractive as a result, which could have an adverse effect on our stock price.

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. As a result, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected to opt out of such extended transition period and acknowledge such election is irrevocable pursuant to Section 107 of the JOBS Act.

We could remain an emerging growth company for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months, or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

We are a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset- backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a non-affiliated public float of less than $75 million and annual revenues of less than $50.0 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time as we cease being an “emerging growth company,” we will be required to provide additional disclosure in our SEC filings. However, similar to an “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in a registration statement under the Exchange Act on Form 10. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We may be exposed to additional risks as a result of “going public” by means of a reverse acquisition transaction.

We may be exposed to additional risks because we became a public company through a “reverse merger” transaction. There has been increased focus by government agencies on reverse merger transactions in recent years, and we may be subject to increased scrutiny by the SEC and other government agencies and holders of our securities as a result of the completion of our reverse merger transaction. Additionally, our “going public” by means of a reverse merger transaction may make it more difficult for us to obtain coverage from securities analysts of major brokerage firms following the reverse merger transaction because there may be little incentive to those brokerage firms to recommend the purchase of our common stock. Further, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an initial public offering because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock. The occurrence of any such event could cause our business or stock price to suffer.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for the Company to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of its common stock on a national securities exchange.

The Company may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by national securities exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. The Company may have difficulty attracting and retaining directors with the requisite qualifications. If the Company is unable to attract and retain qualified officers and directors, the management of its business and its ability to obtain or retain listing of our shares of common stock on any national securities exchange could be adversely affected.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are an “accelerated filer” or a “large accelerated filer,” and no longer an “emerging growth company,” our independent registered public accounting firm will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. Our management assessed our internal control over financial reporting as of December 31, 2017.  Based on such assessment, we concluded that our internal control over financial reporting was not effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The material weaknesses we have identified are as follows:

●	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

●	There is a strong reliance on outside consultants to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

●	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

●	A formal audit committee has not been formed.

Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are not able to comply with the requirements of Section 404 in a timely manner, if we do not remedy the current material weaknesses or if we identify additional material weaknesses in our internal controls, investors could lose confidence in the reliability of our financial statements, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, or other regulatory authorities.

Our officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 12, 2018, our officers, directors and 5% stockholders and their affiliates beneficially own approximately 74.7% of our outstanding common shares. As a result, these stockholders will have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger.

Our Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of us. The ability of the Board of Directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of us by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders. We are authorized to issue an aggregate of 490,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We expect we will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

We have never declared or paid cash dividends on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future.

We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of common stock. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

The quoted price of our common stock has been, and we expect it to continue to be, volatile. The stock market in general and the market for smaller healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your shares of common stock at or above the price you paid for your shares of common stock. The market price for our common stock may be influenced by many factors, including:

●	the success of competitive products or technologies;

●	developments related to our existing or any future collaborations;

●	regulatory or legal developments in the United States, China and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	actual or anticipated changes in estimates as to financial results or recommendations by securities analysts;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	changes in the structure of healthcare payment systems;

●	market conditions in the healthcare, pharmaceutical and biotechnology sectors;

●	general economic, industry and market conditions; and

●	the other factors described in this “Risk Factors” section.

We have not voluntary implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflict of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We intend to adopt certain corporate governance measures such as a code of ethics and established an Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our board of directors. We intend to expand our board membership in future periods to include additional independent directors. It is possible that if we were to have additional independent directors on our board, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of Audit, Nominating and Compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of both corporate governance measures and additional independent directors in formulating their investment decisions.

There is not now and there may never be an active, liquid and orderly trading market for our common stock, which may make it difficult for you to sell your shares of our common stock.

Our common stock has been quoted on the OTC Market Group Inc.’s over-the-counter inter-dealer quotation system, known as OTC Markets, and there is not now, nor has there been since our inception, any significant trading activity in our common stock, and an active trading market for our shares may never develop or be sustained. Although we may list our securities on a national securities exchange in the future, an active trading market for our shares may never develop or be sustained following such listing. If an active market for our common stock does not develop, it may be difficult for you to sell your shares of common stock without depressing the market price for the shares or at all.

The designation of our common stock as a “penny stock” would limit the liquidity of our common stock.

Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act) in any market that may develop in the future. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because companies in our industry have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 4400 Route 9 South, Freehold, NJ 07728. On December 22, 2016, the Company entered into an Agreement of Sale (the “Purchase Agreement”) with Freehold Craig Road Partnership (“Seller”), a New Jersey partnership, to purchase 4400 Route 9 South, Freehold, NJ 07728 (the “Property”). All rights under the Purchase Agreement were assigned by the Company to Avalon RT 9 Properties, LLC, the Company’s wholly owned subsidiary (“Avalon RT 9”). Avalon RT 9 closed on the purchase of the Property on May 5, 2017. The purchase price including adjustments paid by the Company for the Property was $7.65 million in cash. The Seller also assigned all lease agreements for all tenants on the Property to Avalon RT 9.

The Company believes that its current office space is adequate for its current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

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

	Year Ended December 31, 2016		Year Ended December 31, 2017
	High	Low	High	Low
First Quarter	$0.16	$0.16	$5.00	$1.00
Second Quarter	$0.16	$0.04	$1.49	$0.51
Third Quarter	$0.04	$0.04	$3.50	$0.51
Fourth Quarter	$3.00	$0.04	$4.60	$1.35

As of March 12, 2018, there were approximately 55 holders of record of the Company’s common stock, and 70,278,622 shares outstanding.

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

The Company entered into and closed Subscription Agreements with several accredited investors (the “December 2016 Accredited Investors”) pursuant to which the December 2016 Accredited Investors purchased an aggregate of 7,270,000 shares of the Company’s common stock (the “2016 Subscription Shares”) for an aggregate purchase price of $3,635,000. The closing occurred on December 19, 2016.

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

The Company entered into and closed a Subscription Agreement with an accredited investor (the “March 2017 Accredited Investor”) pursuant to which the March 2017 Accredited Investor purchased 3,000,000 shares of the Company’s common stock (“March 2017 Shares”) for a purchase price of $3,000,000 (the “Purchase Price”). The closing occurred on March 3, 2017. The Company, Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), Beijing DOING Biomedical Technology Co., Ltd. (“DOING”) and the March 2017 Accredited Investor entered into a Share Subscription Agreement whereby the parties acknowledged, among other things, that DOING agreed to transfer the Purchase Price to Avalon Shanghai on behalf of the March 2017 Investor and the March 2017 Accredited Investor agreed to transfer the March 2017 Shares to DOING upon DOING completing the registration of the acquisition of the March 2017 Shares with the Beijing Commerce Commission (“BCC”) and obtaining an Enterprise Overseas Investment Certificate (the “Investment Certificate”) from BCC. If DOING fails to complete the registration and acquire the Investment Certificate within one year of the closing then Avalon Shanghai shall transfer $3,000,000 with interest of 20% to DOING upon the request of DOING (the “BCC Repayment Obligation”). As of the date hereof, the Company is obligated to DOING in the principal amount of $3,000,000. The Company and DOING are presently negotiating an extension of the BCC Repayment Obligation through July 2018. There is no guarantee that such extension will be signed. The BCC Repayment Obligation is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. Further, Lu Wenzhao, a director and shareholder of the Company, and DOING entered into a Warranty Agreement. Pursuant to the Warranty Agreement, Mr. Wenzhao agreed to (i) cause the Company to be liable to DOING in the event the March 2017 Accredited Investor defaults in its obligations to DOING, (ii) cause the March 2017 Accredited Investor to transfer the March 2017 Shares to DOING upon DOING’s receipt of the Investment Certificate from BCC, (iii) within three years from the date of the Warranty Agreement, DOING may require Mr. Wenzhao to acquire the March 2017 Shares at $1.20 per share upon three months notice, and (iv) in the event Mr. Wenzhao does not acquire the March 2017 Shares within the three month period, interest of 15% per annum will be added to the purchase price.

On April 28, 2017, Steven P. Sukel and Yancen Lu were appointed to the Board of Directors of our company to serve as directors. Mr. Sukel and Mr. Yancen Lu both entered into agreements pursuant to which they will serve as directors. The director agreements provide that they will receive options to receive 40,000 shares of common stock per year at an exercise price equal to the closing price on December 31st of the prior year. The options shall vest in equal amounts quarterly and shall be exercisable for a period of five years. The options for 2017 have been pro-rated. As result, each director shall receive a stock option to acquire 30,000 shares of common stock for a term of five years vesting 10,000 shares at the beginning of each quarter commencing April 1, 2017. The exercise price for the initial grant for 2017 was set at $1.49 per share.

On October 20, 2017, the Company entered into Subscription Agreements with accredited investors (the “October 2017 Accredited Investors”) pursuant to which the October 2017 Accredited Investors agreed to purchase 3,750,000 shares of the Company’s common stock (“October 2017 Shares”) for a purchase price of $3,750,000 (the “Purchase Price”). The amount of the Purchase Price was subsequently increased to $5,150,000 with the final closing occurring as of November 20, 2017. As a result of the above, the number of October 2017 Shares was increased to 5,150,000.

On October 25, 2017, GenExosome entered into and closed an Asset Purchase Agreement with Yu Zhou, MD, PhD, pursuant to which the Company acquired all assets, including all intellectual property, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, GenExosome agreed to pay Dr. Zhou $876,087 in cash no later than November 24, 2017, transfer 500,000 shares of common stock of the Company to Dr. Zhou no later than November 24, 2017 and issue Dr. Zhou 400 shares of common stock of GenExosome no later than November 24, 2017. As a result of the above transactions, the Company holds 60% of GenExosome and Dr. Zhou holds 40% of GenExosome.

On November 1, 2017, Congressman Wilbert J. Tauzin II was appointed to the Board of Directors of the Company to serve as a director of the Company. Mr. Tauzin entered into an agreement pursuant to which he will serve as a director. The director agreement provides that he will receive options to acquire 40,000 shares of common stock per year commencing January 1, 2018 at an exercise price equal to the closing price on December 31st of the prior year. The options shall vest in equal amounts quarterly and shall be exercisable for a period of five years. For 2017, the Company granted Mr. Tauzin options to acquire 50,000 shares of common stock at an exercise price of $1.00 per share for a term of five years with 10,000 options vesting immediately and the balance vesting at the rate of 10,000 options at the beginning of every quarter in 2018. In addition, the Company entered into an agreement with Tauzin Consultants, LLC (“Tauzin Consultants”). Pursuant to the agreement, in addition to other compensation, the Company is required to issue options to acquire 90,000 shares of common stock at an exercise price of $1.00 per share for a term of three years at the end of every quarter. Tauzin Consultants has assigned 50,000 options to Thomas Tauzin and 40,000 options to Congressman Tauzin. Thomas Tauzin is Congressman Tauzin’s son.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2017 and 2016 should be read in conjunction with our consolidated financial statements and related notes to those consolidated financial statements that are included elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

The results of operations related to the development services and sales of developed products segment are only included in our results of operations for the period from October 25, 2017 (the effective date of the acquisition) to December 31, 2017.

Unless otherwise indicated, references to the “Company”, “us” or “we” refer to Avalon GloboCare Corp. and its consolidated subsidiaries.

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

Overview

We are dedicated to integrating and managing global healthcare services and resources, as well as empowering high-impact biomedical innovations and technologies to accelerate their clinical applications. Operating through two major platforms, namely “Avalon Cell”, and “Avalon Rehab”, our “Technology + Service” ecosystem covers the areas of regenerative medicine, cell-based immunotherapy, exosome technology, telemedicine with medical second opinion/referral services, as well as rehabilitation medicine.

In addition, we are engaged in the development of exosome technology to improve diagnosis and management of diseases. Exosomes are tiny, subcellular, membrane-bound vesicles in diameter of 30-150 nm that are released by almost all cell types and that can carry membrane and cellular proteins, as well as genetic materials that are representative of the cell of origin. Profiling various bio-molecules in exosomes may serve as useful biomarkers for a wide variety of diseases. Our research kits are designed to be used by researchers for biomarker discovery and clinical diagnostic development, and the advancement of targeted therapies. Currently, research kits and service are available to isolate exosomes or extract exosomal RNA/protein from serum/plasma, urine and saliva samples. We are seeking to decode proteomic and genomic alterations underlying a wide-range of pathologies, thus allowing for the introduction of novel non-invasive “liquid biopsies”. Our mission is focused toward diagnostic advancements in the fields of oncology, infectious diseases and fibrotic diseases, and discovery of disease-specific exosomes to provide disease origin insight necessary to enable personalized clinical management. There is no guarantee that we will be able to successfully achieve our stated mission.

We currently produce revenue by providing medical related consulting services in advanced areas of immunotherapy and second opinion/referral services through Avalon Healthcare System, Inc. (“AHS”) and Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”). Our medical related consulting services include research studies; executive education; daily online executive briefings; tailored expert advisory services; and consulting and management services. We typically charge an annual fee. Through our services we attempt to focus our clients on important problems by providing an analysis of the evolving healthcare industry and the methods prevalent in the industry to solve those problems through counsel, business planning and support.

Further, we produce revenue by performing development services for hospitals and sales of related products developed to hospitals through GenExosome Technologies Inc. (“GenExosome”) and Beijing Jieteng (GenExosome) Biotech Co., Ltd. (“Beijing GenExosome”).

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

Going Concern

We have limited operations. These consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, we had working capital deficit (total current liabilities in excess of total current assets) and an accumulated deficit of $2,125,207 and $3,517,654 at December 31, 2017, respectively, and had a net loss and net cash flow used in operating activities of $4,049,645 and $1,339,692 for the year ended December 31, 2017, respectively.

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical related consulting services to our only three clients who are related parties and through performing development services for hospitals and sales of related products developed to our several clients, generating rental revenue from our income-producing real estate property in New Jersey and generating revenue from proprietary Exosome Isolation Systems by developing proprietary diagnostic and therapeutic products leveraging exosome technology; and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report.

Our capital requirements for the next twelve months primarily relate to working capital requirements, including marketing expenses, salaries and fees related to third parties’ professional services, capital expenditures and reduction of accrued liabilities, mergers, acquisitions and the development of business opportunities. These uses of cash will depend on numerous factors including our sales and other revenues, and our ability to control costs. All funds received have been expended in the furtherance of growing the business. We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than funds received from the sale of our equity and advances from our related parties, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations.

These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate significant revenues. There are no assurances that we will be successful in our efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. We plan on raising capital through the sale of equity or debt instruments to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, if any.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to the allowance for doubtful accounts, reserve for obsolete inventory, the useful life of property, plant, equipment and investment in real estate and intangible assets, assumptions used in assessing impairment of long-term assets, the fair value of assets acquired and liabilities assumed in acquisition, valuation of deferred tax assets, accruals for taxes due, the value of stock-based compensation, and valuation of options.

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

Types of revenue:

●	Rental revenue from leasing commercial property under operating leases with terms of generally two years or more.

●	Service fees under consulting agreements with related parties to provide medical related consulting services to our clients. We are paid for our services by our clients pursuant to the terms of the written consulting agreements. Each contract calls for a fixed payment in a fixed period of time.

●	Service fees under agreements to perform development services for hospitals. We do not perform contracts that are contingent upon successful results.

●	Sales of developed products to hospitals in connection with performing development services.

Revenue recognition criteria:

●	We recognize rental revenue from our commercial leases on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenants receivable in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred.

●	We recognize revenue by providing medical related consulting services under written service contracts with our customers. Revenue related to our service offerings is recognized as the services are performed and amounts are earned, using the straight-line method over the term of the related services agreement. Prepayments, if any, received from customers prior to the services being performed are recorded as advance from customers. In these cases, when the services are performed, the amount recorded as advance from customers is recognized as revenue.

●	Revenue from development services performed under hospital contracts is recognized when it is earned pursuant to the terms of the contract. Each contract calls for a fixed dollar amount with a specified time period. These contracts generally involve up-front payment. Revenue is recognized for these projects as services are provided.

●	Revenue from sales of developed items to hospitals, which call for the transfer of other items developed during the projects to the customers, is recognized when the item is shipped to the customer and title is transferred.

We do not offer promotional payments, customer coupons, rebates or other cash redemption offers to our customers.

Income Taxes

We are governed by the income tax laws of China and the United States. Income taxes are accounted for pursuant to ASC 740 “Accounting for Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxes is based on the results for the period as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is recognized over the period of services or the vesting period, whichever is applicable. Compensation expense for unvested options to non-employees is re-measured at each balance sheet date and is being amortized over the vesting period of the options.

Non-controlling Interest

As of December 31, 2017, Dr. Yu Zhou, director and co- chief executive officer of GenExosome who owned 40% of the equity interests of GenExosome, which is not under our control.

Acquisition

We account for acquisition using the acquisition method of accounting, whereby the results of operations are included in the financial statements from the date of acquisition. The purchase price is allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill.

Effective October 25, 2017, pursuant to the Stock Purchase Agreement as discussed elsewhere in this report, our majority owned subsidiary, GenExosome, acquired 100% of Beijing GenExosome.

In according to the acquisition, Beijing GenExosome’s assets and liabilities were recorded at their fair values as of the effective date, October 25, 2017, and the results of operations of Beijing GenExosome are consolidated with results of operations of us, starting on October 25, 2017.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. This pronouncement is effective for reporting periods beginning after December 15, 2018 using a modified retrospective adoption method. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for the Company in the first fiscal quarter of 2018 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting. The guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

Revenues

We generated real property rental revenue commencing in May 2017 and we generated revenue from medical related consulting services commencing in July 2016. We had revenue from performing development services for hospitals and sales of developed products to hospitals commencing in October 2017.

For the year ended December 31, 2017, we had real property rental revenue of $828,663. We did not generate any real property rental revenue for the year ended December 31, 2016.

For the year ended December 31, 2017, we had medical related consulting services revenue from related parties of $222,611, as compared to medical related consulting services revenue from related parties of $616,446 for the year ended December 31, 2016, a decrease of $393,835, or 63.9%. The decrease was mainly attributable to the decreased demand for our consulting service from our related parties.

For the year ended December 31, 2017, we had revenue from contract services through performing development services for hospitals and sales of developed products to hospitals of $26,276, which represents revenue from October 25, 2017 (the date of acquisition) to December 31, 2017.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the year ended December 31, 2017, real property operating expenses amounted to $542,371. There were no comparative revenue and related operating expenses from our real property operating business for the year ended December 31, 2016 since we started our real property rental operations during the second quarter of 2017.

Costs of medical related consulting services include the cost of internal labor and related benefits, travel expenses related to medical related consulting services, subcontractor costs, other related consulting costs, and other overhead costs. Subcontractor costs were costs related to medical related consulting services incurred by our subcontractor, such as medical professional’s compensation and travel costs.

Costs of medical related consulting services for the year ended December 31, 2017 was $272,400, representing an increase of $199,334, or 272.8%, as compared to $73,066 for the year ended December 31, 2016. The increase was primarily attributable to the allocation of fixed costs, mainly consisting of internal labor and related benefits, to our costs of medical related consulting services.

Costs of development services and sales of developed products include inventory costs, materials and supplies costs, internal labor and related benefits, depreciation and other overhead costs incurred.

Costs of development services for hospitals and sales of developed products to hospitals was $15,016 for the year ended December 31, 2017, which represents costs from October 25, 2017 (the date of acquisition) to December 31, 2017. There were no comparable revenue nor costs of revenue from our development services and sales of developed products operations prior to the date of acquisition.

Real Property Operating Income

Our real property operating income was $286,292 for the year ended December 31, 2017. We did not generate any real property operating income for the year ended December 31, 2016.

Gross (Loss) Profit from Medical Related Consulting Services and Gross Margin

Our gross loss from medical related consulting services for the year ended December 31, 2017 was $49,789, representing a change of $593,169, or (109.2)%, as compared to gross profit of $543,380 for the year ended December 31, 2016, mainly due to the decrease in our consulting services revenue and increase in our consulting services costs. Gross margin decreased to (22.4)% for the year ended December 31, 2017 from 88.1% for the year ended December 31, 2016. The decrease in gross margin for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily resulted from low consulting services revenue and the allocation of fixed costs, mainly consisting of internal labor and related benefits, to costs of the low level of consulting revenue.

Gross Profit from Development Services and Sales of Developed Products

Our gross profit from development services and sales of developed products was $11,260 for the year ended December 31, 2017, representing gross margin of 42.9%.

Other Operating Expenses

For the years ended December 31, 2017 and 2016, other operating expenses consisted of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Selling expenses	$15,253	$6,894
Compensation and related benefits	1,291,183	10,088
Professional fees	1,033,308	395,780
Rent expenses	138,307	2,000
Other general and administrative	326,237	51,685
Impairment loss	1,321,338	—
	$4,125,626	$466,447

●	Our selling expense consisted of salaries of sales personnel and travel and entertainment costs incurred by our sales department. For the year ended December 31, 2017, selling expense increased by $8,359, or 121.3%, as compared to the year ended December 31, 2016. In the year ended December 31, 2017, we hired a sales representative to enhance our visibility and to market our services in order to generate orders for our medical related consulting services. Therefore, our selling expense increased.

●	For the year ended December 31, 2017, compensation and related benefits increased by $1,281,095, or 12,699.2%, as compared to the year ended December 31, 2016. The significant increase was primarily attributable to an increase in stock-based compensation of approximately $844,000 which reflected the value of options granted and vested to our management in 2017, and an increase in employee salaries and related benefits of approximately $437,000 due to the increase in general and administrative personnel resulting from our business expansion.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For the year ended December 31, 2017, professional fees increased by $637,528, or 161.1%, as compared to the year ended December 31, 2016. The significant increase was mainly attributable to an increase in consulting fees of approximately $289,000 due to the increase in use of consulting services providers, an increase in accounting fees of approximately $84,000 incurred for services performed by our financial consultant, an increase in audit fees of approximately $186,000 mainly due to the increase in audit service related to a target company acquisition and Form S-1 registration statement, an increase in legal services fees of approximately $89,000, offset by a decrease in other miscellaneous items of approximately $10,000. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	For the year ended December 31, 2017, rent expenses increased by $136,307, or 6,815.4%, as compared to the year ended December 31, 2016, reflecting our business expansion.

●	Other general and administrative expenses mainly consisted of travel and entertainment, office supplies, miscellaneous taxes, amortization of intangible assets, bank service charge and other miscellaneous items. For the year ended December 31, 2017, other general and administrative expenses increased by $274,552, or 531.2%, as compared to the year ended December 31, 2016. The increase was primarily due to an increase in our travel and entertainment expense of approximately $123,000, an increase in amortization of intangible assets of approximately $86,000, an increase in miscellaneous taxes of approximately $30,000 and an increase in other miscellaneous items of approximately $36,000 resulting from our business expansion.

●	In December 2017, we assessed our four patents and other technologies for any impairment and concluded that there were indicators of impairment as of December 31, 2017 and the Company calculated that the estimated undiscounted cash flows were less than the carrying amount of those patents and other technologies. Based on our analysis, we recognized an impairment loss of $923,769 for the year ended December 31, 2017, which reduced the value of our four patents and other technologies purchased to $1,583,260. In addition, in December 2017, we assessed our goodwill for any impairment and concluded that there were indicators of impairment as of December 31, 2017 and we calculated that the estimated undiscounted cash flows were less than the carrying amount of goodwill. Based on our analysis, we recognized an impairment loss of $397,569 for the year ended December 31, 2017, which reduced the value of goodwill acquired to zero. We did not record any impairment charge for the year ended December 31, 2016.

(Loss) Income from Operations

As a result of the foregoing, for the year ended December 31, 2017, loss from operations amounted to $3,877,863, as compared to income from operations of $76,933 for the year ended December 31, 2016, a change of $3,954,796, or 5,140.6%.

Other Income (Expense)

Other income (expense) includes interest income from bank deposits, interest expense incurred from loan payable, foreign currency transaction loss, and grant income from Chinese government.

Other expense, net, totaled $171,782 for the year ended December 31, 2017, as compared to other income, net, of $575 for the year ended December 31, 2016, a change of $172,357, which was mainly attributable to an increase in interest expense of approximately $138,000, and an increase in foreign currency transaction loss of approximately $57,000, offset by an increase in grant income of approximately $22,000.

Grant income represents incentives granted and received from the Chinese government to encourage technology innovation.

Income Taxes

We did not have any income taxes expense for the year ended December 31, 2017 since we did not generate any taxable income in this year. Income taxes expense was $21,927 for the year ended December 31, 2016, which was attributable to the taxable income generated by our China operating entity, Avalon Shanghai.

Net (Loss) Income

As a result of the factors described above, our net loss was $4,049,645 for the year ended December 31, 2017, as compared with net income of $55,581 for the year ended December 31, 2016, a change of $4,105,226 or 7,386.0%.

Net (Loss) Income Attributable to Avalon GloboCare Corp.

The net loss attributable to Avalon GloboCare Corp. was $3,464,285, or $(0.05) per share (basic and diluted) for the year ended December 31, 2017, as compared with net income attributable to Avalon GloboCare Corp. of $55,581, or $0.00 per share (basic and diluted) for the year ended December 31, 2016, a change of $3,519,866 or 6,332.9%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon (BVI) Ltd. (dormant, to be dissolved), Avalon RT 9, and GenExosome, is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing GenExosome, is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenue, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,540 and a foreign currency translation loss of $94,568 for the years ended December 31, 2017 and 2016, respectively. This non-cash gain/loss had the effect of decreasing/increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $4,047,105 and $38,987 for the years ended December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2017 and 2016, we had cash balance of approximately $3,027,000 and $2,886,000, respectively. These funds are kept in financial institutions located as follows:

Country:	December 31, 2017		December 31, 2016
United States	$1,700,024	56.2%	$360,559	12.5%
China	1,327,009	43.8%	2,525,630	87.5%
Total cash	$3,027,033	100.0%	$2,886,189	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2016 to December 31, 2017:

			December 31, 2016 to December 31, 2017
	December 31, 2017	December 31, 2016	Change	Percentage Change
Working capital (deficit):
Total current assets	$3,234,977	$3,706,213	$(471,236)	(12.7)%
Total current liabilities	5,360,184	160,317	5,199,867	3,243.5%
Working capital (deficit)	$(2,125,207)	$3,545,896	$(5,671,103)	(159.9)%

Our working capital deficit increased by $5,671,103 to working capital deficit of $2,125,207 at December 31, 2017 from working capital of $3,545,896 at December 31, 2016. The increase in working capital deficit was primarily attributable to a decrease in accounts receivable – related parties, net of allowance for doubtful accounts, of approximately $70,000, a decrease in prepaid expenses and other current assets of approximately $600,000 primarily due to the decrease in prepayment for acquisition of real property of approximately $700,000, an increase in accrued liabilities and other payables of approximately $240,000, an increase in loan payable of $1,500,000 borrowed in connection with our purchase of New Jersey real property, an increase in tenants’ security deposit of approximately $92,000, an increase in due to related parties of approximately $353,000, and an increase in refundable deposit of $3,000,000 related to our March 2017 Subscription Agreement (See Note 16 – Common Shares Issued for Share Subscription Agreement), offset by an increase in cash of approximately $141,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

The following summarizes the key components of our cash flows for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Net cash (used in) provided by operating activities	$(1,339,692)	$13,984
Net cash used in investing activities	(8,014,448)	(930,334)
Net cash provided by financing activities	9,502,225	3,785,000
Effect of exchange rate on cash	(7,241)	(92,047)
Net increase in cash	$140,844	$2,776,603

Net cash flow used in operating activities for the year ended December 31, 2017 was $1,339,692, which primarily reflected our net loss of approximately $4,050,000, and the changes in operating assets and liabilities, net of assets and liabilities assumed in business acquisition, primarily consisting of an increase in tenants receivable of approximately $38,000, an increase in prepaid expenses and other current assets of approximately $99,000, an increase in security deposit of approximately $30,000, and a decrease in income taxes payable of approximately $22,000, offset by a decrease in accounts receivable – related parties of approximately $72,000, an increase in accrued liabilities and other payables of approximately $215,000, an increase in accrued liabilities and other payables – related parties of approximately $31,000, an increase in deferred rental income of approximately $13,000, and an increase in tenants’ security deposit of approximately $92,000, and the add-back of non-cash items consisting of depreciation and amortization expense of approximately $182,000, stock-based compensation of approximately $993,000, and impairment loss of approximately $1,321,000.

Net cash flow provided by operating activities for the year ended December 31, 2016 was approximately $14,000, which primarily reflected our net income of approximately $56,000, and the add-back of non-cash items mainly consisting of stock-based professional fees of approximately $53,000, and changes in operating assets and liabilities consisting of an increase in accrued liabilities and other payables of approximately $6,000, an increase in income taxes payable of approximately $22,000, and an increase in VAT and other taxes payable of approximately $12,000, offset by changes in operating assets and liabilities consisting of an increase in accounts receivable – related parties of approximately $73,000, an increase in prepaid expenses and other of approximately $51,000, and a decrease in accrued liabilities and other payables – related parties of approximately $10,000.

We expect our cash used in operating activities to increase due to the following:

●	the development and commercialization of exosome products;

●	an increase in professional staff and services including increased costs of being a public company and additions to sales personnel; and

●	an increase in public relations, marketing, advertising and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities was $8,014,448 for the year ended December 31, 2017 as compared to $930,334 for the year ended December 31, 2016. During the year ended December 31, 2017, we made payment for purchase of long-term assets of approximately $148,000, made payment for purchase of property, plant and equipment of approximately $54,000, made payment for purchase of intangible assets of approximately $876,000, and made payment for purchase of commercial real estate of approximately $7,009,000, offset by cash acquired on business acquisition of approximately $72,000. During the year ended December 31, 2016, we made prepayments for acquisition of real property of $700,000, made payment for the purchase of Avalon GloboCare Corp.’s shares of $230,000 and made payments for the purchase of property, plant and equipment of $334.

Net cash flow provided by financing activities was $9,502,225 for the year ended December 31, 2017 as compared to $3,785,000 for the year ended December 31, 2016. During the year ended December 31, 2017, we received $2,100,000 proceeds from loan payable, received $210,000 advance from related parties, received $3,000,000 proceeds of refundable deposit as earnest money in connection with the Share Subscription Agreement related to the 3,000,000 common stock issued to the March 2017 Accredited Investor who is an entrusted party that holds the shares on behalf of DOING, and received net proceeds of approximately $5,099,000 (net of issuance costs of $50,625) from sale of common stock, offset by repayment for loan of $600,000 and repayment for related parties’ advance of approximately $307,000. During the year ended December 31, 2016, we received proceeds from related parties’ advance of $9,000, and received proceeds from AHS’s founders’ contribution of $141,000, and received proceeds from sale of common stock of $3,635,000, in funding our operations.

Our capital requirements for the next twelve months primarily relate to working capital requirements, including marketing expenses, salaries and fees related to third parties’ professional services, capital expenditures and reduction of accrued liabilities, and mergers, acquisitions and the development of business opportunities. These uses of cash will depend on numerous factors including our sales and other revenues, and our ability to control costs. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years

Legal service contract	$30,000	$30,000	$—	$—	$—
Financial consulting service contract	10,000	10,000	—	—	—
Real property management agreement	86,672	65,004	21,668	—	—
Office leases commitment	111,182	102,411	8,771	—	—
Investor relations service contract	10,000	10,000	—	—	—
Consulting service agreement	65,000	65,000	—	—	—
Financial advisory service agreement	30,000	30,000	—	—	—
Acquisition consideration	450,000	450,000	—	—	—
Laboratory equipment purchase commitment	94,000	94,000
Loan payable (principal)	1,500,000	1,500,000	—	—	—
Accrued interest for loan	138,110	138,110	—	—	—

Total	$2,524,964	$2,494,525	$30,439	$—	$—

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the years ended December 31, 2017 and 2016, we had unrealized foreign currency translation gain of approximately $3,000 and unrealized foreign currency translation loss of approximately $95,000, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avalon GloboCare Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avalon GloboCare Corp. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a limited operating history with net loss and net cash flow used in operating activities, had working capital deficit and accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

We have served as the Company’s auditors since 2016.

New York, New York

March 12, 2018

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS:
Cash	$3,027,033	$2,886,189
Accounts receivable - net of allowance for doubtful accounts	10,179	—
Accounts receivable - related parties, net of allowance for doubtful accounts	—	70,228
Tenants receivable, net of allowance for doubtful accounts	38,469	—
Security deposit	6,916	—
Inventory	2,667	—
Prepaid expenses and other current assets	149,713	749,796

Total Current Assets	3,234,977	3,706,213

OTHER ASSETS:
Security deposit - noncurrent portion	25,322	—
Prepayment for long-term assets	153,688	—
Property, plant and equipment, net	48,029	295
Investment in real estate, net	7,623,757	—
Intangible assets, net	1,583,260	—

Total Other Assets	9,434,056	295

Total Assets	$12,669,033	$3,706,508

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$29	$—
Accrued liabilities and other payables	262,174	22,334
Accrued liabilities and other payables - related parties	39,927	8,587
Deferred rental income	12,769	—
Loan payable	1,500,000	—
Income taxes payable	—	20,976
VAT and other taxes payable	2,997	11,270
Tenants’ security deposit	92,288	—
Due to related parties	450,000	97,150
Refundable deposit	3,000,000	—

Total Current Liabilities	5,360,184	160,317

Commitments and Contingencies - (Note 19)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized; 70,278,622 and 61,628,622 shares issued and outstanding at December 31, 2017 and 2016, respectively	7,028	6,163
Additional paid-in capital	11,490,285	3,681,387
Accumulated deficit	(3,517,654)	(53,369)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(91,994)	(94,568)
Total Avalon GloboCare Corp. stockholders’ equity	7,894,243	3,546,191
Non-controlling interest	(585,394)	—

Total Equity	7,308,849	3,546,191

Total Liabilities and Equity	$12,669,033	$3,706,508

The accompanying notes are an integral part of these consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016

REVENUES
Real property rental	$828,663	$—
Medical related consulting services - related parties	222,611	616,446
Development services and sales of developed products	26,276	—
Total Revenues	1,077,550	616,446

COSTS AND EXPENSES
Real property operating expenses	542,371	—
Medical related consulting services - related parties	272,400	73,066
Development services and sales of developed products	15,016	—
Total Costs and Expenses	829,787	73,066

REAL PROPERTY OPERATING INCOME	286,292	—
GROSS (LOSS) PROFIT FROM MEDICAL RELATED CONSULTING SERVICES	(49,789)	543,380
GROSS PROFIT FROM DEVELOPMENT SERVICES AND SALES OF DEVELOPED PRODUCTS	11,260	—

OTHER OPERATING EXPENSES:
Selling expenses	15,253	6,894
Compensation and related benefits	1,291,183	10,088
Professional fees	1,033,308	395,780
Other general and administrative	464,544	53,685
Impairment loss	1,321,338	—

Total Other Operating Expenses	4,125,626	466,447

(LOSS) INCOME FROM OPERATIONS	(3,877,863)	76,933

OTHER INCOME (EXPENSE)
Interest income	1,370	575
Interest expense	(138,110)	—
Foreign currency transaction loss	(57,244)	—
Grant income	22,202	—

Total Other (Expense) Income, net	(171,782)	575

(LOSS) INCOME BEFORE INCOME TAXES	(4,049,645)	77,508

INCOME TAXES	—	21,927

NET (LOSS) INCOME	$(4,049,645)	$55,581

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(585,360)	—

NET (LOSS) INCOME ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(3,464,285)	$55,581

COMPREHENSIVE LOSS:
NET (LOSS) INCOME	(4,049,645)	55,581
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	2,540	(94,568)
COMPREHENSIVE LOSS	$(4,047,105)	$(38,987)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(585,394)	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(3,461,711)	$(38,987)

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.05)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	65,033,472	51,139,475

The accompanying notes are an integral part of these consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

 For the Years Ended December 31, 2016 and 2017

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock		Additional			Accumulated
	Number of		Number of		Paid-in	Accumulated	Statutory	Other	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Reserve	Comprehensive Loss	Interest	Equity

Balance, December 31, 2015	—	$—	50,000,000	$5,000	$84,000	$(102,372)	$—	$—	$—	$(13,372)

Reorganization of company	—	—	1,750,000	175	(175)	—	—	—	—	—

Common shares issued for services	—	—	2,608,622	261	52,289	—	—	—	—	52,550

Common shares sold for cash	—	—	7,270,000	727	3,634,273	—	—	—	—	3,635,000

AHS founders’ contribution	—	—	—	—	141,000	—	—	—	—	141,000

Distribution of Avalon GloboCare Corp.’s shares to AHS’s founders	—	—	—	—	(230,000)	—	—	—	—	(230,000)

Appropriation to statutory reserve	—	—	—	—	—	(6,578)	6,578	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	—	(94,568)	—	(94,568)

Net income for the year	—	—	—	—	—	55,581	—	—	—	55,581

Balance, December 31, 2016	—	—	61,628,622	6,163	3,681,387	(53,369)	6,578	(94,568)	—	3,546,191

Common shares issued in connection with Share Subscription Agreement	—	—	3,000,000	300	(300)	—	—	—	—	—

Common shares issued for cash, net of issuance costs of $50,625	—	—	5,150,000	515	5,098,860	—	—	—	—	5,099,375

Stock-based compensation	—	—	—	—	992,997	—	—	—	—	992,997

Intangible assets purchase	—	—	500,000	50	1,717,341	—	—	—	—	1,717,391

Foreign currency translation adjustment	—	—	—	—	—	—	—	2,574	(34)	2,540

Net loss for the year	—	—	—	—	—	(3,464,285)	—	—	(585,360)	(4,049,645)

Balance, December 31, 2017	—	$—	70,278,622	$7,028	$11,490,285	$(3,517,654)	$6,578	$(91,994)	$(585,394)	$7,308,849

The accompanying notes are an integral part of these consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,049,645)	$55,581
Adjustments to reconcile net (loss) income from operations to net cash (used in) provided by operating activities:
Depreciation and amortization	181,637	26
Stock-based compensation	992,997	52,550
Impairment loss	1,321,338	—
Changes in operating assets and liabilities, net of assets and liabilities assumed in business acquisition:
Accounts receivable	(9,803)	—
Accounts receivable - related parties	72,187	(73,413)
Tenants receivable	(38,469)	—
Inventory	(1,509)	—
Prepaid expenses and other current assets	(98,917)	(50,619)
Security deposit	(30,294)	—
Accounts payable	28	—
Accrued liabilities and other payables	214,628	5,758
Accrued liabilities and other payables - related parties	31,331	(9,607)
Deferred rental income	12,769	—
Income taxes payable	(21,561)	21,927
VAT and other taxes payable	(8,697)	11,781
Tenants’ security deposit	92,288	—

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,339,692)	13,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment made for acquisition of real property	—	(700,000)
Purchase of Avalon GloboCare Corp.’s shares by AHS	—	(230,000)
Prepayment made for purchase of long-term assets	(148,010)	—
Purchase of property, plant and equipment	(53,812)	(334)
Purchase of intangible assets	(876,087)	—
Purchase of commercial real estate	(7,008,571)	—
Cash acquired on acquisition of business	72,032	—

NET CASH USED IN INVESTING ACTIVITIES	(8,014,448)	(930,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from loan payable	2,100,000	—
Repayments for loan	(600,000)	—
Proceeds received from related parties’ advance	210,000	9,000
Repayment for related parties’ advance	(307,150)	—
Proceeds received from AHS’s founders’ contribution	—	141,000
Refundable deposit in connection with Share Subscription Agreement	3,000,000	—
Proceeds received from sale of common stock	5,150,000	3,635,000
Payment of issuance costs related to sale of common stock	(50,625)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,502,225	3,785,000

EFFECT OF EXCHANGE RATE ON CASH	(7,241)	(92,047)

NET INCREASE IN CASH	140,844	2,776,603

CASH - beginning of year	2,886,189	109,586

CASH - end of year	$3,027,033	$2,886,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$21,561	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with Share Subscription Agreement	$300	$—
Distribution of Avalon GloboCare Corp.’s shares to AHS’s founders	$—	$230,000
Acquisition of real estate by decreasing prepayment for property	$700,000	$—
Common stock issued on purchase of intangible assets	$500,000	$—
GenExosome’s shares issued on purchase of intangible assets	$1,217,391	$—
Business acquired on credit	$450,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Avalon GloboCare Corp. (f/k/a Global Technologies Corp.) (the “Company” or “AVCO”) is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on July 28, 2014. On October 18, 2016, the Company changed its name to Avalon GloboCare Corp. and completed a reverse split its shares of common stock at a ratio of 1:4. On October 19, 2016, the Company entered into and closed a Share Exchange Agreement with the shareholders of Avalon Healthcare System, Inc., a Delaware corporation (“AHS”), each of which are accredited investors (“AHS Shareholders”) pursuant to which we acquired 100% of the outstanding securities of AHS in exchange for 50,000,000 shares of our common stock (the “AHS Acquisition”). AHS was incorporated on May 18, 2015 under the laws of the State of Delaware. As a result of such acquisition, the Company’s operations now are focused on integrating and managing global healthcare services and resources, as well as empowering high-impact biomedical innovations and technologies to accelerate their clinical applications. Operating through two major platforms, namely “Avalon Cell”, and “Avalon Rehab”, our “technology + service” ecosystem covers the areas of regenerative medicine, cell-based immunotherapy, exosome technology, as well as rehabilitation medicine. We plan to integrate these services through joint ventures and acquisitions that bring shareholder value both in the short term, through operational entities as part of Avalon Rehab and in the long term, through biomedical innovations as part of Avalon Cell. AHS owns 100% of the capital stock of Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), which is a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China (“PRC”). Avalon Shanghai was incorporated on April 29, 2016 and is engaged in medical related consulting services for customers.

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

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd, a British Virgin Island company (dormant to be dissolved). There was no activity for the subsidiary since its incorporation through December 31, 2017.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operation. In addition, the property generates rental income. Avalon RT 9 owns this office building. Currently, Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey.

On July 31, 2017, the Company formed GenExosome Technologies Inc. (“GenExosome”) in Nevada.

On October 25, 2017, GenExosome and the Company entered into a Securities Purchase Agreement pursuant to which the Company acquired 600 shares of GenExosome in consideration of $1,326,087 in cash and 500,000 shares of common stock of the Company.

On October 25, 2017, GenExosome entered into and closed an Asset Purchase Agreement with Yu Zhou, MD, PhD, pursuant to which the Company acquired all assets, including all intellectual property, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies including, but not limited to, patent application number CN 2016 1 0675107.5 (application of an Exosomal MicroRNA in plasma as biomaker to diagnosis liver cancer), patent application number CN 2016 1 0675110.7 (clinical application of circulating exosome carried miRNA-33b in the diagnosis of liver cancer), patent application number CN 2017 1 0330847.X (saliva exosome based methods and composition for the diagnosis, staging and prognosis of oral cancer) and patent application number CN 2017 1 0330835.7 (a novel exosome-based therapeutics against proliferative oral diseases). In consideration of the assets, GenExosome agreed to pay Dr. Zhou $876,087 in cash, transfer 500,000 shares of common stock of the Company to Dr. Zhou and issue Dr. Zhou 400 shares of common stock of GenExosome.

As a result of the above transactions, effective October 25, 2017, the Company holds 60% of GenExosome and Dr. Zhou holds 40% of GenExosome. GenExosome is engaged in developing proprietary diagnostic and therapeutic products leveraging its exosome technology and marketing and distributing its proprietary Exosome Isolation Systems.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

On October 25, 2017, GenExosome entered into and closed a Stock Purchase Agreement with Beijing Jieteng (GenExosome) Biotech Co. Ltd., a corporation incorporated in the People’s Republic of China on August 7, 2015 (“Beijing GenExosome”) and Dr. Zhou, the sole shareholder of Beijing GenExosome, pursuant to which GenExosome acquired all of the issued and outstanding securities of Beijing GenExosome in consideration of a cash payment in the amount of $450,000, which shall be paid upon Beijing GenExosome recording the change in ownership with the Ministry of Commerce of the People’s Republic of China in accordance with the Interim Measures for Record Management regarding the Establishment and Change of Foreign-invested Enterprises (revised).

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

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of December 31, 2017 are as follows:

Name of Subsidiaries	Place and date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by AVCO	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in United States of America (“USA”)

Avalon (BVI) Ltd. (“Avalon BVI”) Dormant, to be Disolved	British Virgin Island January 23, 2017	100% held by AVCO	Dormant

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by AVCO	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in China

GenExosome Technologies Inc. (“GenExosome”)	Nevada July 31, 2017	60% held by AVCO	Develops proprietary diagnostic and therapeutic products leveraging exosome technology and markets and distributes proprietary Exosome Isolation Systems in USA

Beijing Jieteng (GenExosome) Biotech Co., Ltd. (“Beijing GenExosome”)	PRC August 7, 2015	100% held by GenExosome	Provides development services for hospitals and sales of related products developed to hospitals in China

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the rules and regulations of the U.S. Securities and Exchange Commission for financial information.

The Company’s consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company currently has limited operations. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had working capital deficit (total current liabilities in excess of total current assets) and an accumulated deficit of $2,125,207 and $3,517,654 at December 31, 2017, respectively, and had a net loss and net cash flow used in operating activities of $4,049,645 and $1,339,692 for the year ended December 31, 2017, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical related consulting services to its only three clients who are related parties and through performing development services for hospitals and sales of related products developed to its several clients, generating rental revenue from its income-producing real estate property in New Jersey and generating revenue from proprietary Exosome Isolation Systems by developing proprietary diagnostic and therapeutic products leveraging exosome technology; and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations.

In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. The Company’s capital requirements for the next twelve months primarily relate to working capital requirements, including marketing expenses, salaries and fees related to third parties’ professional services, capital expenditures and reduction of accrued liabilities, mergers, acquisitions and the development of business opportunities. These uses of cash will depend on numerous factors including its sales and other revenues, and its ability to control costs. All funds received have been expended in the furtherance of growing the business. The Company will need to raise additional funds, particularly if it is unable to generate positive cash flow as a result of its operations. The Company estimates that based on current plans and assumptions, that its available cash will be insufficient to satisfy its cash requirements under its present operating expectations. Other than funds received from the sale of its equity and advances from its related parties, the Company presently has no other significant alternative source of working capital. The Company has used these funds to fund its operating expenses, pay its obligations and grow its business. The Company will need to raise significant additional capital to fund its operations and to provide working capital for its ongoing operations and obligations.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended December 31, 2017 and 2016 include the allowance for doubtful accounts, reserve for obsolete inventory, the useful life of property, plant, equipment and investment in real estate and intangible assets, assumptions used in assessing impairment of long-term assets, the fair value of assets acquired and liabilities assumed in acquisition, valuation of deferred tax assets, accruals for taxes due, the value of stock-based compensation, and valuation of options.

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts receivable – related parties, tenants receivable, security deposit, inventory, prepaid expenses and other current assets, accounts payable, accrued liabilities and other payables, accrued liabilities and other payables – related parties, deferred rental income, loan payable, income taxes payable, Value Added Tax (“VAT”) and other taxes payable, tenants’ security deposit, due to related parties, and refundable deposit, approximate their fair market value based on the short-term maturity of these instruments.

At December 31, 2017 and 2016, intangible assets were measured at fair value on a nonrecurring basis as shown in the following tables.

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017	Impairment Loss
Patents and other technologies	$—	$—	$1,583,260	$1,583,260	$923,769
Goodwill	—	—	—	—	397,569
Total	$—	$—	$1,583,260	$1,583,260	$1,321,338

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016	Impairment Loss
Intangible assets	$—	$—	$—	$—	$—

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements (continued)

A rollforward of the level 3 valuation of the financial instrument is as follows:

	Patents and other technologies	Goodwill	Total
Balance at December 31, 2016	$—	$—	$—
Intangible assets acquired	2,593,478	397,569	2,991,047
Amortization of intangible assets	(86,449)	—	(86,449)
Impairment loss	(923,769)	(397,569)	(1,321,338)
Balance at December 31, 2017	$1,583,260	$—	$1,583,260

In December 2017, the Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment as of December 31, 2017 and it calculated that the estimated undiscounted cash flows were less than the carrying amount of the intangible assets. Based on its analysis, the Company recognized an impairment loss of $1,321,338 for the year ended December 31, 2017, which reduced the value of intangible assets acquired to $1,583,260. There were no intangible assets at December 31, 2016 and the Company did not record any impairment charge for the year ended December 31, 2016

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and United States. At December 31, 2017 and 2016, cash balances in PRC are $1,327,009 and $2,525,630, respectively, are uninsured. At December 31, 2017 and 2016, cash balances in United States are $1,700,024 and $360,559, respectively. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, trade accounts receivable and tenants receivable. A portion of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A portion of the Company’s sales are credit sales which is to the customer whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivable and tenants receivable is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

At December 31, 2017 and 2016, the Company’s cash balances by geographic area were as follows:

Country:	December 31, 2017		December 31, 2016
United States	$1,700,024	56.2%	$360,559	12.5%
China	1,327,009	43.8%	2,525,630	87.5%
Total cash	$3,027,033	100.0%	$2,886,189	100.0%

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable at December 31, 2017. The Company historically has not experienced uncollectible accounts from customers granted with credit sales.

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

Management believes that the tenants receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its tenants receivable at December 31, 2017.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventory may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserve is recorded based on estimates. The Company did not record any inventory reserve at December 31, 2017.

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

Investment In Real Estate and Depreciation

Investment in real estate is carried at cost less accumulated depreciation. The Company depreciates real estate building on a straight-line basis over estimated useful life. The Company capitalizes all capital improvements associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over its estimated useful life. Real estate depreciation expense was $84,814 for the year ended December 31, 2017.

The Company charges maintenance and repair costs that do not extend an asset’s useful life to expense as incurred.

Intangible Assets

Intangible assets consist of goodwill and patents and other technologies. Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in the business acquisition incurred on October 25, 2017. Goodwill is not amortized, but is tested for impairment at December 31, 2017. Patents and other technologies are being amortized on a straight-line method over the estimated useful life of 5 years.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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

In December 2017, the Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment as of December 31, 2017 and it calculated that the estimated undiscounted cash flows were less than the carrying amount of the intangible assets. Based on its analysis, the Company recognized an impairment loss of $1,321,338 for the year ended December 31, 2017, which reduced the value of intangible assets acquired to $1,583,260. There were no intangible assets at December 31, 2016 and the Company did not record any impairment charge for the year ended December 31, 2016

Acquisition Consideration

On October 25, 2017, GenExosome entered into and closed a Stock Purchase Agreement with Beijing Jieteng (GenExosome) Biotech Co. Ltd., a corporation incorporated in the People’s Republic of China (“Beijing GenExosome”) and Dr. Zhou, the sole shareholder of Beijing GenExosome, pursuant to which GenExosome acquired all of the issued and outstanding securities of Beijing GenExosome in consideration of a cash payment in the amount of $450,000, which shall be paid upon Beijing GenExosome recording the change in ownership with the Ministry of Commerce of the People’s Republic of China in accordance with the Interim Measures for Record Management regarding the Establishment and Change of Foreign-invested Enterprises (revised).

On October 25, 2017, Dr. Zhou was appointed to the board of directors of GenExosome and served as Co-chief executive officer of GenExosome. As of December 31, 2017, the unpaid acquisition consideration of $450,000 was included in due to related parties on the accompanying consolidated balance sheets.

Deferred Rental Income

Deferred rental income represents rental income collected but not earned as of the reporting date. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of December 31, 2017 and 2016, deferred rental income totaled $12,769 and $0, respectively.

Value Added Tax

Avalon Shanghai is subject to a value added tax (“VAT”) of 6% for providing medical related consulting services and Beijing GenExosome is subject to a VAT of 3% for performing development services and sales of related products developed. The amount of VAT liability is determined by applying the applicable tax rates to the invoiced amount of medical related consulting services provided and the invoiced amount of development services provided and sales of related products developed (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). The Company reports revenue net of PRC’s value added tax for all the periods presented in the consolidated statements of operations and comprehensive loss.

Revenue Recognition

Pursuant to the guidance of ASC Topic 605, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Types of revenue:

●	Rental revenue from leasing commercial property under operating leases with terms of generally two years or more.

●	Service fees under consulting agreements with related parties to provide medical related consulting services to its clients. The Company is paid for its services by its clients pursuant to the terms of the written consulting agreements. Each contract calls for a fixed payment in a fixed period of time.

●	Service fees under agreements to perform development services for hospitals. The Company does not perform contracts that are contingent upon successful results.

●	Sales of developed products to hospitals in connection with performing development services.

Revenue recognition criteria:

●	The Company recognizes rental revenue from its commercial leases on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenants receivable in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred.

●	The Company recognizes revenue by providing medical related consulting services under written service contracts with its customers. Revenue related to its service offerings is recognized as the services are performed and amounts are earned, using the straight-line method over the term of the related services agreement. Prepayments, if any, received from customers prior to the services being performed are recorded as advance from customers. In these cases, when the services are performed, the amount recorded as advance from customers is recognized as revenue.

●	Revenue from development services performed under hospital contracts is recognized when it is earned pursuant to the terms of the contract. Each contract calls for a fixed dollar amount with a specified time period. These contracts generally involve up-front payment. Revenue is recognized for these projects as services are provided.

●	Revenue from sales of developed items to hospitals resulting from its development services, which call for the transfer of other items developed during the projects to the customers, is recognized when the item is shipped to the customer and title is transferred.

The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers.

Government Grant

Government grants are recognized at their fair value where there is reasonable assurance that the grant will be received and all attaching conditions are complied with.

Real Property Operating Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to the Company’s rental properties.

Medical Related Consulting Services Costs

Costs of medical related consulting services includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. Subcontractor costs were costs related to medical related consulting services incurred by our subcontractor, such as medical professional’s compensation and travel costs.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Services and Sales of Developed Products Costs

Costs of development services and sales of developed items to hospitals includes inventory costs, materials and supplies costs, depreciation, internal labor and related benefits, and other overhead costs incurred.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is recognized over the period of services or the vesting period, whichever is applicable. Compensation expense for unvested options to non-employees is re-measured at each balance sheet date and is being amortized over the vesting period of the options.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in selling expenses. The Company did not incur any shipping and handling costs in the years ended December 31, 2017 and 2016.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company did not incur any research and development costs during the years ended December 31, 2017 and 2016.

Advertising and Marketing Costs

All costs related to advertising and marketing are expensed as incurred. The Company did not incur any advertising and marketing expenses during the years ended December 31, 2017 and 2016.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2017 and 2016, the Company had no significant uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax year that remains subject to examination is the years ended December 31, 2017, 2016 and 2015. The Company recognizes interest and penalties related to significant uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2017 and 2016.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company, AHS, Avalon RT 9, and GenExosome, is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing GenExosome, is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currency is the RMB, result of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2017 and 2016 were translated at 6.5067 RMB to $1.00 and at 6.9448 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the years ended December 31, 2017 and 2016 were 6.7563 RMB and 6.6435 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive Loss

Comprehensive loss is comprised of net (loss) income and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2017 and 2016 consisted of net (loss) income and unrealized gain (loss) from foreign currency translation adjustment.

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

Basic net (loss) income per share are computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net (loss) income per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net (loss) income per share:

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per Share Data (continued)

	Year Ended December 31, 2017	Year Ended December 31, 2016
Net (loss) income available to Avalon GloboCare Corp. for basic and diluted net (loss) income per share of common stock	$(3,464,285)	$55,581
Weighted average common stock outstanding - basic and diluted	65,033,472	51,139,475
Net (loss) income per common share attributable to Avalon GloboCare Corp. - basic and diluted	$(0.05)	$0.00

For the year ended December 31, 2017, stock options to purchase 2,290,000 shares of common stock have been excluded from the computation of diluted loss per share as their effect would be anti-dilutive. The Company did not have any common stock equivalents and potentially dilutive common stock outstanding during the year ended December 31, 2016.

Non-controlling Interest

As of December 31, 2017, Dr. Yu Zhou, director and Co-Chief Executive Officer of GenExosome who owned 40% of the equity interests of GenExosome, which is not under the Company’s control.

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer (“CEO”) and president of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company has determined that it has three reportable business segments: real property operating segment, medical related consulting services segment, and development services and sales of developed products segment. These reportable segments offer different types of services and products, have different types of revenue, and are managed separately as each requires different operating strategies and management expertise.

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

Business Acquisition

The Company accounts for business acquisition in accordance with ASC No. 805, Business Combinations. The assets acquired and liabilities assumed from the acquired business are recorded at fair value, with the residual of the purchase price recorded as goodwill. The result of operations of the acquired business is included in the Company’s operating result from the date of acquisition.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reverse Stock Split

The Company effected a one-for-four reverse stock split of its common stock on October 18, 2016. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

Fiscal Year End

The Company has adopted a fiscal year end of December 31st.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. This pronouncement is effective for reporting periods beginning after December 15, 2018 using a modified retrospective adoption method. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for the Company in the first fiscal quarter of 2018 on a prospective basis, and early adoption is permitted. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting. The guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 4 – ACQUISITION

The Company accounts for acquisition using the acquisition method of accounting, whereby the results of operations are included in the financial statements from the date of acquisition. The purchase price is allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill.

Effective October 25, 2017, pursuant to the Stock Purchase Agreement as discussed in Note 1, the Company’s majority owned subsidiary, GenExosome, acquired 100% of Beijing GenExosome.

In according to the acquisition, Beijing GenExosome’s assets and liabilities were recorded at their fair values as of the effective date, October 25, 2017, and the results of operations of Beijing GenExosome are consolidated with results of operations of the Company, starting on October 25, 2017.

The purchase price exceeded the fair value of net assets acquired by $397,569. The Company allocated the $397,569 excess to goodwill. The results of operations of Beijing GenExosome are included in the consolidated results of operations of the Company from the effective date of October 25, 2017 to December 31, 2017. For the period from the effective date of October 25, 2017 to December 31, 2017, revenue and net loss included in the consolidated statements of operations from Beijing GenExosome amounted to $26,276 and $30,327, respectively.

In connection with the combination, for the year ended December 31, 2017, the Company incurred acquisition related costs of $101,236 which, pursuant to ASC 805, are expensed and included in professional fees on the accompanying consolidated statements of operations.

In connection with the acquisition, the Company entered into an at will employment agreement with the former sole shareholder of Beijing GenExosome. The Company determined that the consideration under this employment agreement did not qualify as additional purchase consideration.

The fair value of the assets acquired and liabilities assumed from Beijing GenExosome are as follows:

October 25, 2017
Assets acquired:
Cash	$72,032
Inventory	1,081
Prepaid expenses	142
Security deposit	753
Property, plant and equipment	3,346
Intangible assets - goodwill	397,569
Total assets	474,923
Liabilities assumed:
Accrued liabilities and other payables	24,923
Total liabilities	24,923
Purchase price	$450,000

Net assets were valued at their respective carrying amounts, which the Company believes approximate their current fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.

In December 2017, the Company assessed goodwill for any impairment and concluded that there were indicators of impairment as of December 31, 2017 and the Company calculated that the estimated undiscounted cash flows were less than the carrying amount of goodwill. Based on the Company’s analysis, the Company recognized an impairment loss of $397,569 for the year ended December 31, 2017, which reduced the value of goodwill resulted from the acquisition to zero (See Note 10).

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 4 – ACQUISITION (continued)

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Beijing GenExosome had occurred as of the beginning of the following periods:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Net revenues	$1,077,550	$671,863
Net loss	$(4,171,807)	$(405,983)
Net loss attributable to Avalon GloboCare Corp.	$(3,561,650)	$(420,879)
Net loss per share	$(0.05)	$(0.01)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 5 – INVENTORY

At December 31, 2017 and 2016, inventory consisted of the following:

	December 31, 2017	December 31, 2016
Raw material	$2,667	$—
	2,667	—
Less: reserve for obsolete inventory	—	—
	$2,667	$—

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2017 and 2016, prepaid expenses and other current assets consisted of the following:

	December 31, 2017	December 31, 2016
Prepaid professional fees	$65,000	$32,004
Prepaid dues and subscriptions	49,167	—
Prepayment for acquisition of real property	—	700,000
Other	35,546	17,792
	$149,713	$749,796

NOTE 7 – PREPAYMENT FOR LONG-TERM ASSETS

At December 31, 2017 and 2016, prepayment for long-term assets consisted of the following:

	December 31, 2017	December 31, 2016
Prepayment for manufacturing equipment purchased	$153,688	$—
	$153,688	$—

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

At December 31, 2017 and 2016, property, plant and equipment consisted of the following:

	Useful life	December 31, 2017	December 31, 2016
Laboratory equipment	5 Years	$3,685	$—
Office equipment and furniture	3 – 10 Years	31,440	320
Leasehold improvement	1.75 Years	24,551	—
		59,676	320
Less: accumulated depreciation		(11,647)	(25)
		$48,029	$295

For the years ended December 31, 2017 and 2016, depreciation expense of property, plant and equipment amounted to $10,374 and $26, respectively, of which, $1,321 and $0 was included in real property operating expenses, $112 and $0 was included in costs of development services and sales of developed products, and $8,941 and $26 was included in other operating expenses, respectively.

NOTE 9 – INVESTMENT IN REAL ESTATE

At December 31, 2017 and 2016, investment in real estate consisted of the following:

	Useful life	December 31, 2017	December 31, 2016
Commercial real property	39 Years	$7,708,571	$—
Less: accumulated depreciation		(84,814)	—
		$7,623,757	$—

For the year ended December 31, 2017, depreciation expense of this commercial real property amounted to $84,814, which was included in real property operating expenses.

NOTE 10 – INTANGIBLE ASSETS

On October 25, 2017, GenExosome entered into and closed an Asset Purchase Agreement with Yu Zhou, MD, PhD, pursuant to which the Company acquired four patents and other technologies from Dr. Zhou in consideration of $876,087 in cash and 500,000 shares of common stock of the Company and 400 shares of common stock of GenExosome (See Note 1).

In connection with the intangible assets purchase, the fair value of 500,000 shares of the Company’s common stock given to acquire those intangible assets was $500,000 which was valued based on the most recent sale price of the Company’s common share and the fair value of 400 shares of GenExosome’s common stock given to acquire those intangible assets was $1,217,391 which was valued based on the most recent sale price of 600 shares of GenExosome’s common stock, which was sold to the Company on October 25, 2017 pursuant to the Securities Purchase Agreement entered into by GenExosome and the Company. To determine the fair value of GenExosome’s equity consideration given to acquire those intangible assets, the Company used the fair value of the Company’s common share since it was determined to be a better indicator of the fair value of the consideration given to acquire those intangible assets.

The valuation of identifiable intangible assets acquired, representing developed technologies, reflects management’s estimates, and is amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of five years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

In December 2017, the Company assessed its four patents and other technologies for any impairment and concluded that there were indicators of impairment as of December 31, 2017 and the Company calculated that the estimated undiscounted cash flows were less than the carrying amount of those patents and other technologies. Based on the Company’s analysis, the Company recognized an impairment loss of $923,769 for the year ended December 31, 2017, which reduced the value of four patents and other technologies purchased to $1,583,260.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 10 – INTANGIBLE ASSETS (continued)

In addition, in connection with the acquisition of Beijing GenExosome (See Note 4), the purchase price exceeded the fair value of net assets acquired by $397,569. The Company allocated the $397,569 excess to goodwill. Goodwill is not amortized, but is tested for impairment at December 31, 2017.

In December 2017, the Company assessed its goodwill for any impairment and concluded that there were indicators of impairment as of December 31, 2017 and the Company calculated that the estimated undiscounted cash flows were less than the carrying amount of goodwill. Based on the Company’s analysis, the Company recognized an impairment loss of $397,569 for the year ended December 31, 2017, which reduced the value of goodwill acquired to zero.

At December 31, 2017 and 2016, intangible assets consisted of the following:

	Useful Life	December 31, 2017	December 31, 2016
Patents and other technologies	5 Years	$2,593,478	$—
Goodwill		397,569	—
Less: accumulated amortization		(86,449)	—
Less: impairment loss		(1,321,338)	—
		$1,583,260	$—

For the years ended December 31, 2017 and 2016, amortization expense amounted to $86,449 and $0, respectively.

Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31:	Amortization amount
2018	$327,571
2019	327,571
2020	327,571
2021	327,571
2022	272,976
$1,583,260

NOTE 11 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2017 and 2016, accrued liabilities and other payables consisted of the following:

	December 31, 2017	December 31, 2016
Accrued interest	$138,110	$—
Accrued professional fees	82,913	14,080
Other	41,151	8,254
	$262,174	$22,334

NOTE 12 – LOAN PAYABLE

On April 19, 2017, the Company entered into a loan agreement, providing for the issuance of a loan in the principal amount of $2,100,000. The term of the loan is one year. The annual interest rate for the loan is 10%. The loan is guaranteed by the Company’s Chairman, Mr. Wenzhao Lu. The Company repaid principal of $600,000 in the fourth quarter of 2017.

At December 31, 2017, the outstanding principal balance of the loan and related accrued and unpaid interest for the loan was $1,500,000 and $138,110, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 13 – VAT AND OTHER TAXES PAYABLE

At December 31, 2017 and 2016, VAT and other taxes payable consisted of the following:

	December 31, 2017	December 31, 2016
VAT payable	$819	$8,768
Other taxes payable	2,178	2,502
	$2,997	$11,270

NOTE 14 – RELATED PARTY TRANSACTIONS

Medical Related Consulting Services Revenue from Related Parties and Accounts Receivable – Related Parties

During the years ended December 31, 2017 and 2016, medical related consulting services revenue from related parties was as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Medical related consulting services provided to:
Beijing Nanshan (1)	$155,035	$162,500
Shanghai Daopei (2)	67,576	313,946
Hebei Yanda (3)	—	140,000
	$222,611	$616,446

(1)	Beijing Nanshan is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.

(2)	Shanghai Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.

(3)	Hebei Yanda is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.

Accounts receivable – related parties, net of allowance for doubtful accounts, at December 31, 2017 and 2016 amounted to $0 and $70,228, respectively, and no allowance for doubtful accounts is deemed to be required on its accounts receivable – related parties at December 31, 2017 and 2016.

Accrued Liabilities and Other Payables – Related Parties

At December 31, 2017 and 2016, the Company owed David Jin, its shareholder, chief executive officer, president and board member, of $15,387 and $6,278, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payable – related parties on the accompanying consolidated balance sheets.

At December 31, 2017 and 2016, the Company owed Meng Li, its shareholder, chief operating officer and board member, of $0 and $309, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

On October 17, 2016, the Company entered into a lease for office space in New Jersey with a related party (the “AHS Office Lease”). Pursuant to the AHS Office Lease, the monthly rent was $1,000. The AHS Office Lease was terminated in August 2017. As of December 31, 2017 and 2016, the accrued and unpaid rent expense related to this AHS Office Lease amounted to $0 and $2,000, respectively, which was included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

At December 31, 2017, the Company owed Yu Zhou, co-chief executive officer of GenExosome, of $24,540 for December 2017 accrued payroll, travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payable – related parties on the accompanying consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 14 – RELATED PARTY TRANSACTIONS (continued)

Due to Related Parties

From time to time, David Jin, shareholder, chief executive officer, president and board member of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. During the year ended December 31, 2017, the Company repaid $500 working capital advance to David Jin. As of December 31, 2017 and 2016, the working capital advance balance was $0 and $500, respectively, which was reflected as due to related parties on the accompanying consolidated balance sheets.

From time to time, Meng Li, shareholder, chief operating officer and board member of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. During the year ended December 31, 2017, the Company repaid $87,650 working capital advance to Meng Li. As of December 31, 2017 and 2016, the working capital advance was $0 and $87,650, respectively, which was reflected as due to related parties on the accompanying consolidated balance sheets.

From time to time, Wenzhao Lu, major shareholder and chairman of the Board of Directors of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. During the year ended December 31, 2017, the Company received working capital advance from Wenzhao Lu of $20,000 and repaid $29,000 to him. As of December 31, 2017 and 2016, the working capital advance was $0 and $9,000, respectively, which was reflected as due to related parties on the accompanying consolidated balance sheets.

During the year ended December 31, 2017, the Company received advance from a company, which is controlled by Wenzhao Lu, the Company’s major shareholder and chairman of the Board of Directors of the Company, of $190,000 for general working capital purpose. The advance is unsecured, non-interest bearing and repayable on demand, and repaid in full in year 2017.

In connection with the acquisition discussed in Note 1 and Note 4, the Company acquired Beijing GenExosome in cash payment of $450,000, which will be paid upon Beijing GenExosome recording the change in ownership with the Ministry of Commerce of the People’s Republic of China in accordance with the Interim Measures for Record Management regarding the Establishment and Change of Foreign-invested Enterprises (revised). On October 25, 2017, Dr. Yu Zhou, the former sole shareholder of Beijing GenExosome, was appointed to the board of directors of GenExosome and served as co-chief executive officer of GenExosome. As of December 31, 2017, the unpaid acquisition consideration of $450,000 was payable to Dr. Yu Zhou, co-chief executive officer and board member of GenExosome, and reflected as due to related parties on the accompanying consolidated balance sheets.

Distribution to AHS’s Founders

On September 14, 2016, AHS entered into a stock purchase agreement (the “September Agreement”) to acquire 1,500,000 shares of restricted common stock (the “Control Shares”) of Global Technologies Corp., which subsequently changed its name on October 18, 2016 to Avalon GloboCare Corp., for a purchase price of $230,000. Upon purchase of the Control Shares, AHS beneficially owned shares of common stock representing control of Global Technologies Corp.. AHS subsequently assigned the Control Shares to its three founders resulting in Wenzhao Lu receiving 900,000 shares, David Jin receiving 450,000 shares and Meng Li receiving 150,000 shares. AHS recorded the assignment as a distribution to its founders/owners with a corresponding debit to additional paid-in capital of $230,000, which was treated as a return of capital in the equity accounts and was recorded as a reduction in additional paid-in capital.

Operating Lease

On October 17, 2016, AHS entered into a lease for office space in New Jersey with a related party (the “AHS Office Lease”). Pursuant to the AHS Office Lease, the monthly rent is $1,000. The AHS Office Lease was terminated in August 2017. For the years ended December 31, 2017 and 2016, rent expense related to the AHS Office Lease amounted to $8,000 and $2,000, respectively.

Real Property Management Agreement

The Company pays a company, which is controlled by Wenzhao Lu, the Company’s major shareholder and chairman of the Board of Directors, for the management of its commercial real property located in New Jersey. The monthly property management fee is $5,417. The term of the property management agreement is two years commencing on May 5, 2017 and will expire on May 4, 2019. For the year ended December 31, 2017, the management fee related to the property management agreement amounted to $43,336.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 15 – INCOME TAXES

The Company is governed by the Income Tax Law of the PRC and the U.S. Internal Revenue Code of 1986, as amended. Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Avalon Shanghai, is subject to the statutory rate of 25%. Beijing GenExosome is subjected to PRC income tax at a preferential rate of 10% due to its small size with minimal taxable income in according to PRC taxes laws. The Company has a cumulative deficit from its foreign subsidiaries of approximately $183,000 as of December 31, 2017, which is included in the consolidated accumulated deficit.

The U.S. tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings.

The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%.

As of December 31, 2017, the Company has incurred an aggregate net operating loss of approximately $1,481,000 for income taxes purposes. The net operating loss carries forward for United States income taxes and may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2037. Management believes that it appears more likely than not that the Company will not realize these tax benefits due to the Company’s limited operating history and continuing losses for United States income taxes purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit related to the U.S. net operating loss carry forward to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The Company’s (loss) income before income taxes includes the following components:

	Year Ended December 31, 2017	Year Ended December 31, 2016
United States loss before income taxes	$(3,794,872)	$(10,202)
China (loss) income before income taxes	(254,773)	87,710
Total (loss) income before income taxes	$(4,049,645)	$77,508

Note: included in the United States loss before income taxes is $1,433,074, which will not be included in the Company’s consolidated income tax return, because the Company owns only 60% of GenExosome. The U.S. tax law requires 80% ownership to consolidate.

Components of income taxes expense consisted of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Current:
U.S. federal	$—	$—
U.S. state and local	—	—
China	—	21,927
Total current income taxes expense	$—	$21,927
Deferred:
U.S. federal	$—	$—
U.S. state and local	—	—
China	—	—
Total deferred income taxes expense	$—	$—
Total income taxes expense	$—	$21,927

The table below summarizes the differences between the U.S. statutory rate and the Company’s effective tax rate for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017	Year Ended December 31, 2016
U.S. federal rate	34.0%	34.0%
U.S. state rate	5.0%	5.0%
Non-deductible expenses	(22.3)%	—
U.S. effective rate in excess of China tax rate	(1.0)%	(15.8)%
U.S. valuation allowance	(15.7)%	5.1%
Total provision for income taxes	0.0%	28.3%

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 15 – INCOME TAXES (continued)

For the year ended December 31, 2017, the Company did not incur any income taxes expense since it did not generate any taxable income in 2017. For the year ended December 31, 2016, income taxes expense related to our operations in the PRC amounted to $21,927.

The Company’s approximate net deferred tax assets as of December 31, 2017 and 2016 were as follows:

Deferred tax assets:	December 31, 2017	December 31, 2016
Net U.S. operating loss carryforward	$420,695	$43,904
Valuation allowance	(420,695)	(43,904)
Net deferred tax assets	$—	$—

At December 31, 2017 and 2016, the valuation allowance was $420,695 and $43,904 related to the U.S. net operating loss carryforward, respectively. During the year ended December 31, 2017, the valuation allowance increased by approximately $377,000.  The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2017 and 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The potential tax benefit arising from the loss carryforward will expire in 2037. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to special tax rules which may limit their usage under IRS Section 382 (Change of Ownership) and possibly the Separate Return Limitation Year (“SRLY”) rules. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company has been notified and assessed an IRS Section 6038 penalty of $10,000 for failure to file a foreign entity tax disclosure. The Company has appealed the penalty and awaits the Internal Revenue Service’s review of the appeal. There is no assurance such appeal will be successful.

The Company does not have any significant uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2017, 2016 and 2015 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 16 – EQUITY

Shares Authorized

The Company is authorized to issue 10,000,000 shares of preferred stock and 490,000,000 shares of common shares with a par value of $0.0001 per share.

There are no shares of its preferred stock issued and outstanding as of December 31, 2017 and 2016.

There are 70,278,622 and 61,628,622 shares of its common stock issued and outstanding as of December 31, 2017 and 2016, respectively.

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

On October 19, 2016, pursuant to a consulting service agreement, the Company issued 1,552,500 shares of its common stock to a third party for consulting services rendered in the areas of capital markets advisory. These shares were valued at the fair value of services rendered at $31,050. In connection with the issuance of these shares, the Company recorded stock-based professional fees of $31,050 for the year ended December 31, 2016.

Common Shares Sold for Cash

On December 19, 2016, the Company sold 7,270,000 shares of common stock at a purchase price of $0.50 per share to several investors pursuant to subscription agreements. The Company did not engage a placement agent with respect to the sale. The Company received proceeds of $3,635,000.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 16 – EQUITY (continued)

Common Shares Sold for Cash (continued)

During the fourth quarter of 2017, the Company sold 5,150,000 shares of common stock at a purchase price of $1.00 per share to several investors pursuant to subscription agreements. The Company received net proceeds of $5,099,375, net of placement agent service fee of $50,625.

The offer, sale and issuance of the above securities was made to accredited investors and the Company relied upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated there under with regard to the sale. No advertising or general solicitation was employed in offering the securities. The offer and sales were made to accredited investors and transfer of the common stock issued was restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended.  The accredited investors acknowledged that they were not aware of nor did it review any registration statement or prospectus filed by the Company with the SEC.

AHS’s Founders’ Contribution

During the year ended December 31, 2016, AHS’s founders contributed $141,000 to the Company for working capital needs and the Company recorded an increase in additional paid-in capital.

Distribution of Avalon GloboCare Corp’s Shares to AHS’s Founders

During the year ended December 31, 2016, AHS made a distribution of Avalon GloboCare Corp.’s shares to AHS’s three founders/owners which was treated as a return of capital in the equity accounts and was recorded as a reduction in additional paid-in capital.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 16 – EQUITY (continued)

Common Shares Issued for Share Subscription Agreement (continued)

The Company received cash payment of $3,000,000 as an earnest money from DOING in connection with the 3,000,000 common stock issued to the March 2017 Accredited Investor who is an entrusted party that holds the shares on behalf of DOING and recorded the $3,000,000 as refundable deposit on the accompanying consolidated balance sheets. Upon DOING completing the registration of the acquisition of the March 2017 Shares with the BCC and obtaining an Enterprise Overseas Investment Certificate from BCC, the Company will cancel the stock certificate issued under the March 2017 Accredited Investor’s name as an entrusted holder of the shares and the Company will issue a new stock certificate under DOING’s name. The $3,000,000 refundable deposit, which paid by DOING as an earnest money will be applied as the proceeds for issuance of the 3,000,000 shares of the Company’s common stock under DOING’s name at the closing date.

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

Common Shares Issued for Intangible Assets Purchased

On October 25, 2017, GenExosome entered into and closed an Asset Purchase Agreement with Yu Zhou, MD, PhD, pursuant to which the Company acquired four patents and other technologies from Dr. Zhou in consideration of $876,087 in cash and 500,000 shares of common stock of the Company and 400 shares of common stock of GenExosome (See Note 1).

The fair value of 500,000 shares of the Company’s common stock given to acquire those intangible assets was $500,000 which was valued based on the most recent sale price of the Company’s common share.

A portion of consideration given for the intangible assets acquisition is in the form of GenExosome’s equity interest. The fair value of 400 shares of GenExosome’s common stock given to acquire those intangible assets was $1,217,391 which was valued based on the most recent sale price of 600 shares of GenExosome’s common stock, which was sold to the Company on October 25, 2017 pursuant to the Securities Purchase Agreement entered into by GenExosome and the Company. The fair value of 400 shares of GenExosome’s common stock was recorded as additional paid-in capital. To determine the fair value of GenExosome’s equity consideration given to acquire those intangible assets, the Company used the fair value of equity interest issued since it was determined to be a better indicator than the fair value of the intangible assets acquired. Therefore, the measurement of fair value of GenExosome’s equity interest is based on the fair value of the 400 shares of GenExosome’s common stock given for the intangible assets acquisition since it is determined to be more clearly evident and, thus, more reliably measurable.

Options

The Company did not have any options activity during the year ended December 31, 2016.

Employee stock option activities for the year ended December 31, 2017 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	—	$—
Granted	2,110,000	0.54
Exercised	—	—
Outstanding at December 31, 2017	2,110,000	0.54
Options exercisable at December 31, 2017	681,111	$0.59
Options expected to vest	1,428,889	$0.51

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 16 – EQUITY (continued)

Options (continued)

Non-employee stock option activities for the year ended December 31, 2017 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	—	$—
Granted	180,000	1.00
Exercised	—	—
Outstanding at December 31, 2017	180,000	1.00
Options exercisable at December 31, 2017	—	$—
Options expected to vest	180,000	$1.00

During the year ended December 31, 2017, the Company granted 2,000,000 options to its Chief Financial Officer (“CFO”) at a fixed exercise price of $0.50 per share and granted 60,000 and 50,000 options to its three directors at a fixed exercise price of $1.49 and $1.00, respectively, per share. The 2,000,000 options granted to the Company’s CFO are exercisable for ten years and the 110,000 options granted to the Company’s three directors are exercisable for five years. In addition, the Company granted 180,000 options to a consulting services provider at a fixed exercise price of $1.00 per share for a term of three years in the fourth quarter of 2017. The fair value of these options granted during the year ended December 31, 2017 was determined using the Black-Scholes option-pricing model and using the following assumptions:

Dividend rate	0
Terms (in years)	3.0-10.0
Volatility	298.49% to 597.16%
Risk-free interest rate	1.74% to 2.40%

The aggregate fair value of the options granted to employee and directors during the year ended December 31, 2017 was $2,719,960, of which, $843,881 has been reflected as compensation and related benefits on the accompanying consolidated statements of operations because the options were fully earned and non-cancellable. As of December 31, 2017, the aggregate value of nonvested employee options was $1,876,079, which will be amortized as stock-based compensation expense as the options are vesting, over the remaining 2.1 years.

The aggregate fair value of the options granted to non-employee during the year ended December 31, 2017 was $447,348, of which, $149,116 has been reflected as professional fees on the accompanying consolidated statements of operations. As of December 31, 2017, the aggregate value of nonvested non-employee options was $298,232, which will be amortized as stock-based compensation expense over the remaining 0.33 years.

The aggregate intrinsic values of the stock options outstanding and the stock options exercisable at December 31, 2017 was $4,405,600 and $1,297,822, respectively.

A summary of the status of the Company’s nonvested employee stock options granted as of December 31, 2017 and changes during the year ended December 31, 2017 is presented below:

	Number of Options	Weighted Average Exercise Price	Grant Date Fair Value
Nonvested at December 31, 2016	—	$—	$—
Granted	2,110,000	0.54	2,719,960
Vested	681,111	0.59	843,881
Forfeited	—	—	—
Nonvested at December 31, 2017	1,428,889	$0.51	$1,876,079

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 16 – EQUITY (continued)

Options (continued)

A summary of the status of the Company’s nonvested non-employee stock options granted as of December 31, 2017 and changes during the year ended December 31, 2017 is presented below:

	Number of Options	Weighted Average Exercise Price	Fair Value at December 31, 2017
Nonvested at December 31, 2016	—	$—	$—
Granted	180,000	1.00	447,348
Vested	—	—	—
Forfeited	—	—	—
Nonvested at December 31, 2017	180,000	$1.00	$447,348

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at December 31, 2017:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2017	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2017	Weighted Average Exercise Price
$0.50	2,000,000	9.11	$0.50	611,111	$0.50
1.49	60,000	4.32	1.49	60,000	1.49
1.00	230,000	3.27	1.00	10,000	1.00
$0.50–1.49	2,290,000	8.40	$0.58	681,111	$0.59

NOTE 17 - STATUTORY RESERVE

Avalon Shanghai and Beijing GenExosome operate in the PRC, are required to reserve 10% of their net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai and Beijing GenExosome during the year ended December 31, 2017 as they incurred net losses in the year. The Company made an appropriation to statutory reserve for Avalon Shanghai of $6,578 during the year ended December 31, 2016.

NOTE 18 – NONCONTROLLING INTEREST

As of December 31, 2017, Dr. Yu Zhou, director and Co-Chief Executive Officer of GenExsome who owned 40% of the equity interests of GenExosome, which is not under the Company’s control. The following is a summary of noncontrolling interest activities in the year ended December 31, 2017.

Amount
Noncontrolling interest at December 31, 2016	$—
Net loss attributable to noncontrolling interest	(585,360)
Foreign currency translation adjustment attributable to noncontrolling interest	(34)
Noncontrolling interest at December 31, 2017	$(585,394)

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 19 – SEGMENT INFORMATION

For the year ended December 31, 2017, the Company operated in three reportable business segments - (1) the real property operating segment, (2) the medical related consulting services segment, and (3) the performing development services for hospitals and sales of related products developed to hospitals segment. For the year ended December 31, 2016, the Company operated in one reportable business segment – the medical related consulting services segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Revenues
Real property operating	$828,663	$—
Medical related consulting services	222,611	616,446
Development services and sales of developed products	26,276	—
	1,077,550	616,446
Depreciation and amortization
Real property operating	86,135	—
Medical related consulting services	8,774	26
Development services and sales of developed products	86,728	—
	181,637	26
Interest expense
Real property operating	138,110	—
Medical related consulting services	—	—
Development services and sales of developed products	—	—
	138,110	—
Net (loss) income
Real property operating	(309,415)	—
Medical related consulting services	(385,515)	55,581
Development services and sales of developed products	(1,463,401)	—
Other (a)	(1,891,314)	—
	$(4,049,645)	$55,581

Identifiable long-lived tangible assets at December 31, 2017 and 2016	December 31, 2017	December 31, 2016
Real property operating	$7,645,371	$—
Medical related consulting services	20,558	295
Development services and sales of developed products	5,857	—
	$7,671,786	$295

Identifiable long-lived tangible assets at December 31, 2017 and 2016	December 31, 2017	December 31, 2016
United States	$7,646,270	$—
China	25,516	295
	$7,671,786	$295

(a)	The Company does not allocate any general and administrative expense of its being a public company activities to its reportable segments as these activities are managed at a corporate level.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 20 – COMMITMENTS AND CONTINCENGIES

Severance Payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $528,900 and $302,000 as of December 31, 2017 and 2016, respectively, which have not been reflected in its consolidated financial statements since the Company concluded that the likelihood is remote at this moment.

Legal Service Contract

On November 22, 2016, the Company entered into a legal service agreement with a law firm who has agreed to provide legal and corporate advisory services to the Company. The term of this agreement is on a month to month basis. In accordance to this service agreement, the Company pays a flat fee of $15,000 per month. At December 31, 2017 and 2016, the accrued legal service fees related to the service agreement was $30,000 and $10,000, respectively, which was included in accrued liabilities and other payables on the accompanying consolidated balance sheets.

Financial Consulting Service Contract

On October 17, 2016, the Company entered into a one-year consulting service agreement with a consultant who has agreed to provide financial consulting service to the Company. In accordance with this agreement, the Company paid a flat fee of $4,800 per month commenced on October 20, 2016. On April 19, 2017, the Company renewed the consulting agreement. In accordance with the renewed agreement, the Company pays a flat fee of $10,000 per month commencing on April 19, 2017. At December 31, 2017 and 2016, the accrued service fees related to the service agreement was $10,000 and $1,600, respectively, which was included in accrued liabilities and other payables on the accompanying consolidated balance sheets.

Investor Relations Service Contract

In October 2017, the Company entered into an investor relations service agreement with a company who has agreed to provide investor relations services to the Company. The Company may terminate the agreement at any time after December 31, 2017 by providing 30 days written notice. In accordance to this service agreement, the Company pays a service fee of $5,000 per month in cash and issues $15,000 of restricted shares at the close of each quarter based on the closing price of the Company’s stock on the last day of the quarter. At December 31, 2017, the accrued investor relations service fees related to the service agreement was $10,000, which was included in accrued liabilities and other payables on the accompanying consolidated balance sheets.

Consulting Service Agreement

In November 2017, the Company entered into a consulting service agreement with a company who has agreed to provide consulting services to the Company. The term of this agreement is 6 months. In accordance to this service agreement, the Company paid cash $30,000 and will issue a stock grant equal to the sum of $15,000 at a time mutually agreed for work has been completed through October 31, 2017. In addition, the Company pays a flat fee of $10,000 per month commencing on November 1, 2017 and issues options to acquire 90,000 shares of common stock at an exercise price of $1.00 per share for a term of three years at the end of every quarter. Further, the Company shall issue a 5% equity interest, or mutually agreed upon equivalent, in any partnership or joint venture in which the consulting services provider helps to facilitate, including Fox Rehabilitation. At December 31, 2017, the accrued consulting service fees related to the service agreement was $25,000, which was included in accrued liabilities and other payables on the accompanying consolidated balance sheets.

Real Property Management Agreement

On June 6, 2017, the Company entered into a two-year real property management agreement with a related party which agreed to provide real property management service to the Company. In accordance with this agreement, the Company pays a flat fee of $5,417 per month commencing on May 5, 2017 (See Note 14 for real property management agreement).

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 20 – COMMITMENTS AND CONTINCENGIES (continued)

Underwritten and Financial Advisory Service Agreement

In October 2017, the Company entered into a service agreement with a company with respect to a planned underwritten public offering and NASDAQ listing advisory service. In accordance to this agreement, the company pays:

a)	Success Fees:

●	Debt Financing: For any debt financing: (i) a Success Fee, payable in cash, equal to 3% of the gross proceeds received by the Company from such closing; plus (ii) warrants in the entity financed, equal to 3% of the gross proceeds received by the Company from such closing, divisible by and exercisable at a strike price equal to 100% of the fair market value of the common stock for the Company as of the date of the closing of the transaction, in whole or in part, at any time within 5 years from issuance.

●	Equity Financing: For any equity investment into the Company: (i) a Success Fee, payable in cash, equal to 7% of the gross proceeds received by the Company from such closing; plus (ii) warrants in the entity financed, equal to 7% of the gross proceeds received by the Company from such closing, divisible by and exercisable at a strike price equal to 100% of the fair market value of the common stock for the Company as of the date of the closing of the transaction ,in whole or in part, at any time within 5 years from issuance.

b)	Expenses: The Company agrees to reimburse for all reasonable out-of-pocket invoiced expenses.

c)	Advisory Fees: (i) an initial advisory fee of $30,000 upon the execution of this agreement; plus (ii) an additional advisory fee of $30,000 upon the issuance of a conditional approval letter to list on NASDAQ.

Operating Leases

Beijing GenExosome Office Lease

In March 2017, Beijing GenExosome signed an agreement to lease its facilities and equipment under operating lease. Pursuant to the signed lease, the annual rent is RMB 41,000 (approximately $6,000). The term of the lease is one year commencing on March 15, 2017 and expires on March 14, 2018. During the period from the acquisition date, October 25, 2017 through December 31, 2017, rent expense related to the operating lease amounted to $1,011. Future minimum rental payment required under this operating lease is as follows:

Year Ending December 31:	Amount
2018	$1,264

GenExosome Office Lease

In December 2017, GenExosome signed an agreement to lease its office space in Ohio, United States under operating lease. Pursuant to the singed lease, the monthly rent is $300. The term of the lease is one year commencing on January 1, 2018 and expires on December 31, 2018. Future minimum rental payment required under this operating lease is as follows:

Year Ending December 31:	Amount
2018	$3,600

Avalon Shanghai Office Lease

On January 19, 2017, Avalon Shanghai entered into a lease for office space in Beijing, China with a third party (the “Beijing Office Lease”). Pursuant to the Beijing Office Lease, the monthly rent is RMB 50,586 (approximately $8,000) with a required security deposit of RMB 164,764 (approximately $25,000). In addition, Avalon Shanghai needs to pay monthly maintenance fees of RMB 4,336 (approximately $700). The term of the Beijing Office Lease is 26 months commencing on January 1, 2017 and will expire on February 28, 2019 with two months of free rent in the months of December 2017 and February 2019. For the year ended December 31, 2017, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $87,000. Future minimum rental payment required under the Beijing Office Lease is as follows:

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 20 – COMMITMENTS AND CONTINCENGIES (continued)

Operating Leases (continued)

Avalon Shanghai Office Lease (continued)

Year Ending December 31:	Amount
2018	$97,547
2019	8,771
Total	$106,318

Laboratory Equity Purchase Commitment

The Company has entered into contract to purchase laboratory equipment amounting to approximately $140,000. As of December 31, 2017, the Company has an outstanding commitment amounting to approximately $94,000.

NOTE 21 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2017 and 2016.

Customer	Year Ended December 31, 2017	Year Ended December 31, 2016
A (Beijing Nanshan, a related party)	14%	26%
B (Shanghai Daopei, a related party)	*	51%
C (Hebei Yanda, a related party)	*	23%
D	20%	0
E	13%	0
F	11%	0

*Less than 10%

Two customers accounted for 48.9% of the Company’s total outstanding accounts receivable and tenants receivable at December 31, 2017.

One customer, who was a related party, accounted for 100% of the Company’s total outstanding accounts receivable at December 31, 2016.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the years ended December 31, 2017 and 2016.

One supplier accounted for 100% of the Company’s total outstanding accounts payable at December 31, 2017.

No supplier accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2016.

Concentrations of Credit Risk

At December 31, 2017 and 2016, cash balances in the PRC are $1,327,009 and $2,525,630, respectively, are uninsured. The Company has not experienced any losses in PRC bank accounts and believes it is not exposed to any risks on its cash in PRC bank accounts.

The Company maintains its cash in United States bank and financial institution deposits that at times may exceed federally insured limits. At December 31, 2017 and 2016, the Company’s cash balances in United States bank accounts had approximately $1,162,000 and $80,000 in excess of the federally-insured limits, respectively. The Company has not experienced any losses in its United States bank accounts through and as of the date of this report.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 22 – RESTRICTED NET ASSETS

A portion of the Company’s operations are conducted through its PRC subsidiaries, which can only pay dividends out of their retained earnings determined in accordance with the accounting standards and regulations in the PRC and after they have met the PRC requirements for appropriation to statutory reserve. In addition, a portion of the Company’s businesses and assets are denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control procedures imposed by the PRC government authorities may restrict the ability of the Company’s PRC subsidiaries to transfer their net assets to the Parent Company through loans, advances or cash dividends.

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the parent company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of this test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of its consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company in the form of loans, advances or cash dividends without the consent of a third party.

The Company’s PRC subsidiaries’ net assets as of December 31, 2017 and 2016 did not exceed 25% of the Company’s consolidated net assets. Accordingly, Parent Company’s condensed financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

NOTE 23 – SUBSEQUENT EVENTS

If DOING fails to complete the registration and acquire the Investment Certificate within one year of the closing then Avalon Shanghai shall transfer $3,000,000 with interest of 20% to DOING upon the request of DOING (the “BCC Repayment Obligation”). As of the date hereof, the Company is obligated to DOING in the principal amount of $3,000,000. The Company and DOING are presently negotiating an extension of the BCC Repayment Obligation through July 2018. There is no guarantee that such extension will be signed. (See Note 16 – Common Shares Issued for Share Subscription Agreement).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2017.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017 based on the COSO framework criteria. Management has identified control deficiencies as follows:

●	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only three officers with management functions and therefore there is lack of segregation of duties.

●	There is a strong reliance on outside consultants to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

●	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

●	A formal audit committee has not been formed.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2017 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Wenzhao Lu	58	Chairman of the Board of Directors of the Company and AHS and Member of Board of Managers of Avalon RT 9
David Jin, MD, PhD	49	Chief Executive Officer, President and Director of the Company and AHS, Chief Executive Officer, Chief Medical Officer and President of Genexosome and Member of Board of Managers of Avalon RT 9
Meng Li	39	Chief Operating Officer, Secretary and Director of the Company and AHS, the sole executive officer and director of Avalon Shanghai and Chief Operating Officer, Secretary and Director of Genexosome
Luisa Ingargiola	50	Chief Financial Officer
Steven P. Sukel	54	Director and Chairman of Board of Managers and President of Avalon RT 9

Yancen Lu Congressman Wilbert J. Tauzin II	42 74	Director Director

Background of Executive Officers and Directors

Wenzhao Lu, Chairman of the Board of Directors of the Company and AHS and Director of Genexosome

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

David Jin, Chief Executive Officer, President and Director of the Company and AHS and Co-Chief Executive Officer, Chief Medical Officer, President and Director of Genexosome

Dr. David Jin, MD, PhD, a director and Chief Executive Officer of the Company and AHS. From 2009 to 2017, Dr. Jin has served as the Chief Medical Officer of BioTime, Inc. (NYSE MKT: BTX), a clinical stage regenerative medicine company with a focus on pluripotent stem cell technology. Dr. Jin also acts as a senior translational clinician-scientist at the Howard Hughes Medical Institute and the Ansary Stem Cell Center at Weill Cornell Medical College of Cornell University. Prior to his current endeavors, Dr. Jin was Chief Consultant/Advisor for various biotech/pharmaceutical companies regarding hematology, oncology, immunotherapy and stem cell-based technology development. Dr. Jin has been Principle Investigator in more than 15 pre-clinical and clinical trials, as well as author/co-author of over 80 peer-reviewed scientific abstracts, articles, reviews, and book chapters. Dr. Jin studied medicine at SUNY Downstate College of Medicine in Brooklyn, NY. He received his clinical training and subsequent faculty tenure at the New York-Presbyterian Hospital (the teaching hospital for both Cornell and Columbia Universities) in the areas of internal medicine, hematology, and clinical oncology. Dr. Jin was honored as Top Chief Medical Officer by ExecRank in 2012, as well as recognized as Leading Physicians of the World in 2015.

Meng Li, Chief Operating Officer, Secretary and Director of the Company and AHS, the sole executive officer and director of Avalon Shanghai and Chief Operating Officer, Secretary and Director of Genexosome

Ms. Meng Li is Chief Operating Officer, Secretary and a member of the Board of Directors. Ms. Li has over 15 years of executive experience in international marketing, branding, communication, and media investment consultancy. Ms. Li served as Managing Director at Maxus/GroupM (a WPP Group company) where she was responsible for business P&L and corporate management from 2006 to 2015. Prior to joining Maxus/Group M, Ms. Li worked for Zenithmedia (a Publicis Group company) from 2000-2006 as Senior Manager. Ms. Li received a Bachelor of Arts in International Economic Law from University of Dalian Maritime University, China.

Luisa Ingargiola, Chief Financial Officer

Luisa Ingargiola graduated in 1989 from Boston University with a Bachelor Degree in Business Administration and a concentration in Finance. In 1996, she received her MBA in Health Administration from the University of South Florida. In 1990, Ms. Ingargiola joined Boston Capital Partners as an Investment Advisor in their Limited Partnership Division. In this capacity, she worked with investors and partners to report investment results, file tax forms, and recommend investments. In 1992, Ms. Ingargiola joined MetLife Insurance Company as a Budget and Expense Manager. In this capacity she managed a $30 million dollar annual budget. Her responsibilities included budget implementation, expense and variance analysis and financial reporting. From 2007 through 2016, Ms. Ingargiola served as the Chief Financial Officer at MagneGas Corporation and continues to serve as a director. Ms. Ingargiola serves as the Audit Committee Chair FTE Networks, Inc. (NYSE: FTNW) and . and The JBF Foundation Worldwide, a 501c3 non-profit.

Steven P. Sukel, Director

Steven P. Sukel is a licensed as an attorney in New Jersey who currently analyzes real estate investment opportunities and operates and manages commercial properties. Mr. Sukel has extensive business experience and was formerly associated with Ernst & Young prior to establishing his own law practice. Mr. Sukel has focused on New Jersey, multi-state and local taxation and real estate law since 1990 in both public and private practice. Mr. Sukel was with Ernst & Young’s State & Local Tax practice, served as the New Jersey Liaison between the New Jersey Bar Association Taxation Section and the New Jersey CPA Society, was a Past Chair of the New Jersey Bar Association Taxation Section and served two terms on the New Jersey Supreme Court Committee on the Tax Court. Mr. Sukel received his BA from the University of Scranton and J.D from Quinnipiac University School of Law.

Yancen Lu, Director

Yancen Lu has more than 19 years experience in investment banking and equity investment management. He is Managing Director of FountainVest Partners. Besides his professionalism in securities, investment and capital management, Mr Lu has special focus and comprehensive understanding of the global medical and healthcare industry, he is Director of leading healthcare corporations including Sino Hospital Investment Corporation (Hong Kong), Chang’an Hospital (the largest private hospital in Northwest China), and DIH Medical Technologies. Mr. Lu received Bachelor and Master degrees of Engineering Economics from Tianjin University.

Congressman Wilbert J. Tauzin II, Director

From December 2010 until March 1, 2014, Congressman Tauzin served as Special Legislative Counsel to Alston & Bird LLP. From December 2004 to June 2010, Congressman Tauzin was President and Chief Executive Officer of the Pharmaceutical Research and Manufacturers of America, a trade group that serves as one of the pharmaceutical industry’s top lobbying groups. He served 13 terms in the U.S. House of Representatives, representing Louisiana’s 3rd Congressional District since being first sworn in in 1980. From January 2001 through February 2004, Congressman Tauzin served as Chairman of the House Committee on Energy and Commerce. He also served as a senior member of the House Resources Committee and Deputy Majority Whip. Prior to serving as a member of Congress, Congressman Tauzin was a member of the Louisiana State Legislature, where he served as Chairman of the House Natural Resources Committee and Chief Administration Floor Leader. He currently serves as a director of Entergy Corporation and LHC Group, Inc., publicly-traded companies, and Lenitiv Scientific, LLC and Resilient Network Systems, LLC, both privately-held companies. Congressman Tauzin received a Bachelor of Arts Degree from Nicholls State University and a Juris Doctor from Louisiana State University.

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

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended December 31, 2017, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended December 31, 2017 or who earned compensation exceeding $100,000 during fiscal year 2017 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Dr. David Jin	2017	200,000	—	—	—	—	—	200,000
CEO	2016	16,667	—	—	—	—	—	16,667

Luisa Ingargiola	2017	195,855	—	763,889	—	—	—	959,744
CFO	2016	—	—	—	—	—	—	—

Meng Li	2017	100,000	—	—	—	—	—	100,000
COO and Secretary	2016	8,655	—	—	—	—	—	8,655

Dr. Yu Zhou	2017	22,356	—	—	—	—	—	22,356
Co-CEO of GenExosome	2016	—	—	—	—	—	—	—

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

Yu Zhou

On October 25, 2017, Dr. Yu Zhou and GenExosome entered into an Executive Retention Agreement pursuant to which Dr. Zhou agreed to serve as Co-Chief Executive Officer in consideration of an annual salary of $160,000. Dr. Zhou and GenExosome also entered into an Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement.

Grants of Plan Based Awards

We granted options awards to the Named Executive Officers in the fiscal year ended December 31, 2017, as follows:

Name	Grant Date	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Stock Awards: Number of Securities Underlying	Exercise Price of Option Awards	Grant Data Fair Value of Stock and Options Awards
Luisa Ingargiola	2/9/2017	n/a	n/a	2,000,000	0	0	$0.50	$2,500,000

Option Exercises and Stock Vested

There were no options exercised or stock vested during the year ended December 31, 2017.

Outstanding Equity Awards

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2017, and each person who served as an executive officer of the Company as of December 31, 2017:

Outstanding Equity Awards
	Option Awards					Stock Awards
Name and principal position	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Options exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Luisa Ingargiola	611,111	1,388,889	2,000,000	0.50	2/8/2027	—	—	—	—
David Jin	—	—	—	—	—	—	—	—	—
Meng Li	—	—	—	—	—	—	—	—	—
Yu Zhou	—	—	—	—	—	—	—	—	—

No Pension Benefits

The Company does not maintain any plan that provides for payments or other benefits to its executive officers at, following or in connection with retirement and including, without limitation, any tax-qualified defined benefit plans or supplemental executive retirement plans.

No Nonqualified Deferred Compensation

The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-equity Incentive Plan Compensation $	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation $	Total $
Steven Sukel	—	—	22,500	—	—	—	22,500
Yancen Lu	—	—	22,500	—	—	—	22,500
Wilbert Tauzin	—	—	34,992	—	—	—	34,992
Wenzhao Lu	—	—	—	—	—	—	—
David Jin	—	—	—	—	—	—	—
Meng Li	—	—	—	—	—	—	—

On April 28, 2017, Steven P. Sukel and Yancen Lu were appointed to the Board of Directors of our company to serve as directors. Mr. Sukel and Mr. Yancen Lu both entered into agreements pursuant to which they will serve as directors. The director agreements provide that they will receive options to receive 40,000 shares of common stock per year at an exercise price equal to the closing price on December 31st of the prior year. The options shall vest in equal amounts quarterly and shall be exercisable for a period of five years. The options for 2017 have been pro-rated. As result, each director shall receive a stock option to acquire 30,000 shares of common stock for a term of five years vesting 10,000 shares at the beginning of each quarter commencing April 1, 2017. The exercise price for the initial grant for 2017 was set at $1.49 per share.

On November 1, 2017, Congressman Wilbert J. Tauzin II was appointed to the Board of Directors of the Company to serve as a director of the Company. Mr. Tauzin entered into an agreement pursuant to which he will serve as a director. The director agreement provides that he will receive options to acquire 40,000 shares of common stock per year commencing January 1, 2018 at an exercise price equal to the closing price on December 31st of the prior year. The options shall vest in equal amounts quarterly and shall be exercisable for a period of five years. For 2017, the Company granted Mr. Tauzin options to acquire 50,000 shares of common stock at an exercise price of $1.00 for a term of five years with 10,000 options vesting immediately and the balance vesting at the rate of 10,000 options at the beginning of ever quarter in 2018. In addition, the Company entered into an agreement with Tauzin Consultants, LLC (“Tauzin Consultants”). Pursuant to the agreement, in addition to other compensation, the Company is required to issue options to acquire 90,000 shares of common stock at an exercise price of $1.00 per share for a term of three years. Tauzin Consultants has assigned 50,000 options to Thomas Tauzin and 40,000 options to Congressman Tauzin. Thomas Tauzin is Congressman Tauzin’s son.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 12, 2018 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. The numbers below reflect a 1:4 reverse stock split implemented on October 18, 2016. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Wenzhao Lu *	25,900,000	36.8%
David Jin, MD, PhD *	15,450,000	21.9%
Meng Li *	5,150,000	7.3%
Luisa Ingargiola* (3)	722,222	1.0%
Yancen Lu* (4)	5,050,000	7.2%
Steven P. Sukel*(5)	250,000	**
Congressman Wilbert J. Tauzin II* (6)	130,000	**
All officers and directors as a group (seven persons)	52,652,222	74.7%

* Officer and/or director of the Company.

** Less than 1%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Avalon GloboCare Corp., 4400 Route 9 South, Suite 3100, Freehold, New Jersey 07728.

(2)	Applicable percentage ownership is based on 70,278,622 shares of common stock outstanding as of March 12, 2018, together with securities exercisable or convertible into shares of common stock within 60 days of March 12, 2018 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 12, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Represents stock option to acquire 722,222 shares of common stock of our company at an exercise price of $0.50 per share for a period of ten years, which included 111,111 shares to be vested within 60 days.

(4)	Yancen Lu holds (i) 5,000,000 shares of common stock through Emerald Vest LLC of which he is the sole owner and manager and (ii) 50,000 options that are exercisable for a term of five years, of which 40,000 shares have vested and an additional 10,000 shares shall vest within 60 days.

(5)	Steven P. Sukel holds (i) 200,000 shares of common stock and (ii) 50,000 options that are exercisable for a term of five years, of which 40,000 shares have vested and an additional 10,000 shares shall vest within 60 days.

(6)	For 2017, the Company granted Mr. Tauzin options to acquire 50,000 shares of common stock at an exercise price of $1.00 for a term of five years with 10,000 options vesting immediately and the balance vesting at the rate of 10,000 options at the beginning of every quarter in 2018. In addition, the Company entered into an agreement with Tauzin Consultants, LLC (“Tauzin Consultants”). Pursuant to the agreement, in addition to other compensation, the Company is required to issue options to acquire 90,000 shares of common stock at an exercise price of $1.00 per share for a term of three years at the end of every quarter. Tauzin Consultants has assigned 50,000 options to Thomas Tauzin and 40,000 options to Congressman Tauzin. Thomas Tauzin is Congressman Tauzin’s son.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Medical Related Consulting Services Revenue from Related Parties and Accounts Receivable – Related Parties

During the years ended December 31, 2017 and 2016, medical related consulting services revenue from related parties was as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Medical related consulting services provided to:
Beijing Nanshan (1)	$155,035	$162,500
Shanghai Daopei (2)	67,576	313,946
Hebei Yanda (3)	—	140,000
	$222,611	$616,446

(1)	Beijing Nanshan is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.

(2)	Shanghai Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.

(3)	Hebei Yanda is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.

Accounts receivable – related parties, net of allowance for doubtful accounts, at December 31, 2017 and 2016 amounted to $0 and $70,228, respectively, and no allowance for doubtful accounts is deemed to be required on its accounts receivable – related parties at December 31, 2017 and 2016.

Accrued Liabilities and Other Payables – Related Parties

At December 31, 2017 and 2016, the Company owed David Jin, its shareholder, chief executive officer, president and board member, of $15,387 and $6,278, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payable – related parties on the accompanying consolidated balance sheets.

At December 31, 2017 and 2016, the Company owed Meng Li, its shareholder, chief operating officer and board member, of $0 and $309, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

On October 17, 2016, the Company entered into a lease for office space in New Jersey with a related party (the “AHS Office Lease”). Pursuant to the AHS Office Lease, the monthly rent was $1,000. The AHS Office Lease was terminated in August 2017. As of December 31, 2017 and 2016, the accrued and unpaid rent expense related to this AHS Office Lease amounted to $0 and $2,000, respectively, which was included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

At December 31, 2017, the Company owed Yu Zhou, co-chief executive officer of GenExosome, of $24,540 for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payable – related parties on the accompanying consolidated balance sheets.

Due to Related Parties

From time to time, David Jin, shareholder, chief executive officer, president and board member of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. During the year ended December 31, 2017, the Company repaid $500 working capital advance to David Jin. As of December 31, 2017 and 2016, the working capital advance balance was $0 and $500, respectively, which was reflected as due to related parties on the accompanying consolidated balance sheets.

From time to time, Meng Li, shareholder, chief operating officer and board member of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. During the year ended December 31, 2017, the Company repaid $87,650 working capital advance to Meng Li. As of December 31, 2017 and 2016, the working capital advance was $0 and $87,650, respectively, which was reflected as due to related parties on the accompanying consolidated balance sheets.

From time to time, Wenzhao Lu, major shareholder and chairman of the Board of Directors of the Company, provided advances to the Company to supplement its working capital needs. Those advances are short-term in nature, non-interest bearing, unsecured and payable on demand. During the year ended December 31, 2017, the Company received working capital advance from Wenzhao Lu of $20,000 and repaid $29,000 to him. As of December 31, 2017 and 2016, the working capital advance was $0 and $9,000, respectively, which was reflected as due to related parties on the accompanying consolidated balance sheets.

During the year ended December 31, 2017, the Company received advance from a company, which is controlled by Wenzhao Lu, the Company’s major shareholder and chairman of the Board of Directors of the Company, of $190,000 for general working capital purpose. The advance is unsecured, non-interest bearing and repayable on demand, and repaid in full in year 2017.

In connection with the acquisition discussed in Note 1 and Note 4, the Company acquired Beijing GenExosome in cash payment of $450,000, which will be paid upon Beijing GenExosome recording the change in ownership with the Ministry of Commerce of the People’s Republic of China in accordance with the Interim Measures for Record Management regarding the Establishment and Change of Foreign-invested Enterprises (revised). On October 25, 2017, Dr. Yu Zhou, the former sole shareholder of Beijing GenExosome, was appointed to the board of directors of GenExosome and served as co-chief executive officer of GenExosome. As of December 31, 2017, the unpaid acquisition consideration of $450,000 was payable to Dr. Yu Zhou, co-chief executive officer and board member of GenExosome, and reflected as due to related parties on the accompanying consolidated balance sheets.

Distribution to AHS’s Founders

On September 14, 2016, AHS entered into a stock purchase agreement (the “September Agreement”) to acquire 1,500,000 shares of restricted common stock (the “Control Shares”) of Global Technologies Corp., which subsequently changed its name on October 18, 2016 to Avalon GloboCare Corp., for a purchase price of $230,000. Upon purchase of the Control Shares, AHS beneficially owned shares of common stock representing control of Global Technologies Corp.. AHS subsequently assigned the Control Shares to its three founders resulting in Wenzhao Lu receiving 900,000 shares, David Jin receiving 450,000 shares and Meng Li receiving 150,000 shares. AHS recorded the assignment as a distribution to its founders/owners with a corresponding debit to additional paid-in capital of $230,000, which was treated as a return of capital in the equity accounts and was recorded as a reduction in additional paid-in capital.

Operating Lease

On October 17, 2016, AHS entered into a lease for office space in New Jersey with a related party (the “AHS Office Lease”). Pursuant to the AHS Office Lease, the monthly rent is $1,000. The AHS Office Lease was terminated in August 2017. For the years ended December 31, 2017 and 2016, rent expense related to the AHS Office Lease amounted to $8,000 and $2,000, respectively.

Real Property Management Agreement

The Company pays a company, which is controlled by Wenzhao Lu, the Company’s major shareholder and chairman of the Board of Directors, for the management of its commercial real property located in New Jersey. The monthly property management fee is $5,417. The term of the property management agreement is two years commencing on May 5, 2017 and will expire on May 4, 2019. For the year ended December 31, 2017, the management fee related to the property management agreement amounted to $43,336.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

RBSM LLP served as our independent auditors for the years ended December 31, 2017 and 2016. The following is a summary of the fees billed to the Company for professional services rendered for the years ended December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
Audit Fees	$155,500	$87,100
Audit Related Fees	101,000	—
Tax Fees	15,500	—
All Other Fees	—	—
Totals	$272,000	$87,100

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements, review of the Form 10-K, and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements, including registration statements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and or review of our consolidated financial statements and are not reported under “Audit Fees”, such as audits and reviews in connection with acquisitions.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2017 or 2016.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation (2)

3.2	Certificate of Amendment of Certificate of Incorporation filed pursuant to Delaware General Corporation Law (1)

3.3	Certificate of Correction to the Certificate of Amendment of Certificate of Incorporation filed pursuant to Delaware General Corporation Law (1)

3.4	Bylaws (3)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (5)

4.2	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (8)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (9)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (9)

4.5	Warranty Agreement between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd. (9)

4.6	Form of Subscription Agreement between Avalon GloboCare Corp. and the October 2017 Accredited Investors (14)
10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (1)

10.2	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (4)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership, as Seller, and Avalon GloboCare Corp., as Buyer dated as of December 22, 2016 (6)

10.4	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li dated January 11, 2017 (7)

10.5	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (8)

10.6	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (8)

10.7	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (11)

10.8	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (11)

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (12)

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (12)

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd.and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (12)

10.12	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation) (13)

10.13	Securities Purchase Agreement between Avalon GloboCare Corp. and GenExosome Technologies Inc. dated October 25, 2017 (14)

10.14	Asset Purchase Agreement between GenExosome Technologies Inc. and Yu Zhou dated October 25, 2017 (14)

10.15	Stock Purchase Agreement between GenExosome Technologies Inc., Beijing Jieteng (GenExosome) Biotech Co. Ltd. and Yu Zhou dated October 25, 2017 (14)

10.16	Executive Retention Agreement between GenExosome Technologies Inc. and Yu Zhou dated October 25, 2017 (14)

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between GenExosome Technologies Inc. and Yu Zhou dated October 25, 2017 (14)
14.1	Code of Ethics (1)

21.1	List of Subsidiaries (10)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2016.
(2)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 26, 2015.
(3)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on February 19, 2015.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 2, 2016.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2016.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 23, 2016.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2017.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 21, 2017.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 7, 2017.
(10)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 28, 2017.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2017.
(12)	Incorporated by reference to the Amendment No. 1 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 7, 2017.
(13)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2017.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 26, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon GlobalCare Corp.

Dated: March 12, 2018	By:	/s/ Dr. David K. Jin
Dr. David K. Jin
Chief Executive Officer and President
(Principal Executive Officer)

Dated: March 12, 2018	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 12, 2018	By:	/s/Meng Li
Meng Li
Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David K. Jin	Chief Executive Officer, President and Director	March 12, 2018
David K. Jin	(Principal Executive Officer)

/s/ Luisa Ingargiola	Chief Financial Officer	March 12, 2018
Luisa Ingargiola	(Principal Financial Officer)

/s/ Meng Li	Director and Chief Operating Officer	March 12, 2018
Meng Li

/s/ Wenzhao Lu	Director	March 12, 2018
Wenzhao Lu

/s/ Yancen Lu	Director	March 12, 2018
Yancen Lu

/s/ Congressman Wilbert J. Tauzin II	Director	March 12, 2018
Congressman Wilbert J. Tauzin II

/s/ Steven P. Sukel	Director	March 12, 2018
Steven P. Sukel