Form 10-Q
period 2018-03-31
Avalon Globocare Corp.
filed 2018-05-11
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 11, 2018

Common Stock, $0.0001 par value per share	70,848,622 shares

AVALON GLOBOCARE CORP.

FORM 10-Q

March 31, 2018

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,125,656	$3,027,033
Accounts receivable, net of allowance for doubtful accounts	7,027	10,179
Tenants receivable, net of allowance for doubtful accounts	37,990	38,469
Security deposit	28,016	6,916
Inventory	10,111	2,667
Prepaid expenses and other current assets	74,406	149,713

Total Current Assets	2,283,206	3,234,977

OTHER ASSETS:
Security deposit - noncurrent portion	—	25,322
Prepayment for long-term assets	47,714	153,688
Property and equipment, net	158,415	48,029
Investment in real estate, net	7,591,952	7,623,757
Intangible assets, net	1,501,367	1,583,260

Total Other Assets	9,299,448	9,434,056

Total Assets	$11,582,654	$12,669,033

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$29
Accrued liabilities and other payables	302,500	124,064
Accrued liabilities and other payables - related parties	25,481	39,927
Deferred rental income	7,254	12,769
Loan payable	1,500,000	1,500,000
Interest payable	375,096	138,110
VAT and other taxes payable	34,357	2,997
Tenants’ security deposit	73,400	92,288
Due to related party	450,000	450,000
Refundable deposit	3,000,000	3,000,000

Total Current Liabilities	5,768,088	5,360,184

Commitments and Contingencies - (Note 20)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized;
70,278,622 shares issued and 69,758,622 shares outstanding at March 31, 2018;
70,278,622 shares issued and outstanding at December 31, 2017	7,028	7,028
Additional paid-in capital	12,016,633	11,490,285
Less: common stock held in treasury, at cost;
520,000 and 0 shares at March 31, 2018 and December 31, 2017, respectively	(522,500)	—
Accumulated deficit	(4,999,233)	(3,517,654)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(39,316)	(91,994)
Total Avalon GloboCare Corp. stockholders’ equity	6,469,190	7,894,243
Non-controlling interest	(654,624)	(585,394)

Total Equity	5,814,566	7,308,849

Total Liabilities and Equity	$11,582,654	$12,669,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2018	March 31, 2017

REVENUES
Real property rental	$296,623	$—
Development services and sales of developed products	11,290	—
Medical related consulting services - related party	—	66,286
Total Revenues	307,913	66,286

COSTS AND EXPENSES
Real property operating expenses	210,274	—
Development services and sales of developed products	16,520	—
Medical related consulting services - related party	—	99,581
Total Costs and Expenses	226,794	99,581

REAL PROPERTY OPERATING INCOME	86,349	—
GROSS LOSS FROM DEVELOPMENT SERVICES AND SALES OF DEVELOPED PRODUCTS	(5,230)	—
GROSS LOSS FROM MEDICAL RELATED CONSULTING SERVICES	—	(33,295)

OTHER OPERATING EXPENSES:
Selling expenses	—	8,711
Compensation and related benefits	538,814	182,927
Professional fees	571,772	207,218
Other general and administrative	285,252	60,732

Total Other Operating Expenses	1,395,838	459,588

LOSS FROM OPERATIONS	(1,314,719)	(492,883)

OTHER INCOME (EXPENSE)
Interest income	408	794
Interest expense	(236,986)	—
Foreign currency transaction loss	—	(57,244)
Other income	328	—

Total Other Expense, net	(236,250)	(56,450)

LOSS BEFORE INCOME TAXES	(1,550,969)	(549,333)

INCOME TAXES	—	—

NET LOSS	$(1,550,969)	$(549,333)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(69,390)	—

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(1,481,579)	$(549,333)

COMPREHENSIVE LOSS:
NET LOSS	(1,550,969)	(549,333)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	52,838	(39,771)
COMPREHENSIVE LOSS	$(1,498,131)	$(589,104)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(69,230)	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(1,428,901)	$(589,104)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	69,781,733	62,595,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2018

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock		Additional				Accumulated	Non-
	Number of		Number of		Paid-in	Treasury	Accumulated	Statutory	Other	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Reserve	Comprehensive Loss	Interest	Equity

Balance, December 31, 2017	—	$—	70,278,622	$7,028	$11,490,285	$—	$(3,517,654)	$6,578	$(91,994)	$(585,394)	$7,308,849

Treasury stock purchase	—	—	—	—	—	(522,500)	—	—	—	—	(522,500)

Stock-based compensation and service fees	—	—	—	—	526,348	—	—	—	—	—	526,348

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	52,678	160	52,838

Net loss for the three months ended March 31, 2018	—	—	—	—	—	—	(1,481,579)	—	—	(69,390)	(1,550,969)

Balance, March 31, 2018	—	$—	70,278,622	$7,028	$12,016,633	$(522,500)	$(4,999,233)	$6,578	$(39,316)	$(654,624)	$5,814,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,550,969)	$(549,333)
Adjustments to reconcile net loss from operations to
net cash used in operating activities:
Depreciation and amortization	123,379	26
Stock-based compensation and service fees	526,348	138,334
Changes in operating assets and liabilities:
Accounts receivable	3,469	—
Accounts receivable - related parties	—	547
Tenants receivable	479	—
Inventory	(7,372)	—
Prepaid expenses and other current assets	75,693	2,254
Security deposit	5,284	(23,922)
Accounts payable	(30)	—
Accrued liabilities and other payables	178,136	29,202
Accrued liabilities and other payables - related parties	(14,498)	16,257
Deferred rental income	(5,515)	—
Interest payable	236,986	—
Income taxes payable	—	(21,150)
VAT and other taxes payable	31,264	(5,029)
Tenants’ security deposit	(18,888)	—

NET CASH USED IN OPERATING ACTIVITIES	(416,234)	(412,814)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment made for acquisition of real property	—	(2,000)
Purchase of property and equipment	(7,852)	—

NET CASH USED IN INVESTING ACTIVITIES	(7,852)	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(522,500)	—
Refundable deposit in connection with Share Subscription Agreement	—	3,000,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(522,500)	3,000,000

EFFECT OF EXCHANGE RATE ON CASH	45,209	(40,147)

NET (DECREASE) INCREASE IN CASH	(901,377)	2,545,039

CASH - beginning of period	3,027,033	2,886,189

CASH - end of period	$2,125,656	$5,431,228

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$21,150

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with Share Subscription Agreement	$—	$300
Acquisition of equipment by decreasing prepayment for long-term assets	$110,103	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

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

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd, a British Virgin Island company (dormant, will be dissolved in 2018). There was no activity for the subsidiary since its incorporation through March 31, 2018.

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
MARCH 31, 2018

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

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of March 31, 2018 are as follows:

Name of Subsidiaries	Place and date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by AVCO	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in United States of America (“USA”)

Avalon (BVI) Ltd. (“Avalon BVI”)	British Virgin Island January 23, 2017	100% held by AVCO	Dormant, will be dissolved in 2018

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by AVCO	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in China

GenExosome Technologies Inc. (“GenExosome”)	Nevada July 31, 2017	60% held by AVCO	Develops proprietary diagnostic and therapeutic products leveraging exosome technology and markets and distributes proprietary Exosome Isolation Systems in USA

Beijing Jieteng (GenExosome) Biotech Co., Ltd. (“Beijing GenExosome”)	PRC August 7, 2015	100% held by GenExosome	Provides development services for hospitals and sales of related products developed to hospitals in China

NOTE 2 – BASIS OF PRESENTATION

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 2 – BASIS OF PRESENTATION (continued)

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 13, 2018.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended March 31, 2018 and 2017 include the allowance for doubtful accounts, reserve for obsolete inventory, the useful life of property and equipment and investment in real estate and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of options.

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

The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, tenants receivable, security deposit, inventory, prepaid expenses and other current assets, accounts payable, accrued liabilities and other payables, accrued liabilities and other payables – related parties, deferred rental income, loan payable, interest payable, Value Added Tax (“VAT”) and other taxes payable, tenants’ security deposit, due to related party, and refundable deposit, approximate their fair market value based on the short-term maturity of these instruments. At March 31, 2018 and December 31, 2017, intangible assets were measured at fair value on a nonrecurring basis as shown in the following tables.

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2018	Impairment Loss
Patents and other technologies	$—	$—	$1,501,367	$1,501,367	$—

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017	Impairment Loss
Patents and other technologies	$—	$—	$1,583,260	$1,583,260	$923,769
Goodwill	—	—	—	—	397,569
Total	$—	$—	$1,583,260	$1,583,260	$1,321,338

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements (continued)

In December 2017, the Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment as of December 31, 2017 and it calculated that the estimated undiscounted cash flows were less than the carrying amount of the intangible assets. Based on its analysis, the Company recognized an impairment loss of $1,321,338 for the year ended December 31, 2017, which reduced the value of intangible assets acquired to $1,583,260. The Company did not record any impairment charge for the three months ended March 31, 2018.

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

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and United States. At March 31, 2018 and December 31, 2017, cash balances in PRC are $1,251,993 and $1,327,009, respectively, are uninsured. At March 31, 2018 and December 31, 2017, cash balances in United States are $873,663 and $1,700,024, respectively. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

At March 31, 2018 and December 31, 2017, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2018		December 31, 2017
United States	$873,663	41.1%	$1,700,024	56.2%
China	1,251,993	58.9%	1,327,009	43.8%
Total cash	$2,125,656	100.0%	$3,027,033	100.0%

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
MARCH 31, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable and Allowance for Doubtful Accounts (continued)

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable at March 31, 2018 and December 31, 2017. The Company historically has not experienced uncollectible accounts from customers granted with credit sales.

Tenants Receivable and Allowance for Doubtful Accounts

Tenants receivable are presented net of an allowance for doubtful accounts. Tenants receivable balance consist of base rents, tenant reimbursements and receivables arising from straight-lining of rents primarily represent amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to the Company’s revenue recognition policy. An allowance for the uncollectible portion of tenant receivable is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in Freehold, New Jersey in which the property is located.

Management believes that the tenants receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its tenants receivable at March 31, 2018 and December 31, 2017.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventory may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the market value. These reserve is recorded based on estimates. The Company did not record any inventory reserve at March 31, 2018 and December 31, 2017.

Property and Equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Investment in Real Estate and Depreciation

Investment in real estate is carried at cost less accumulated depreciation. The Company depreciates real estate building on a straight-line basis over estimated useful life. The Company capitalizes all capital improvements associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over its estimated useful life. Real estate depreciation expense was $31,805 and $0 for the three months ended March 31, 2018 and 2017, respectively.

The Company charges maintenance and repair costs that do not extend an asset’s useful life to expense as incurred.

Intangible Assets

Intangible assets consist of patents and other technologies. Patents and other technologies are being amortized on a straight-line method over the estimated useful life of 5 years.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three months ended March 31, 2018 and 2017.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On October 25, 2017, Dr. Zhou was appointed to the board of directors of GenExosome and served as Co-chief executive officer of GenExosome. As of March 31, 2018 and December 31, 2017, the unpaid acquisition consideration of $450,000 was recorded as due to related party on the accompanying condensed consolidated balance sheets.

Deferred Rental Income

Deferred rental income represents rental income collected but not earned as of the reporting date. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of March 31, 2018 and December 31, 2017, deferred rental income totaled $7,254 and $12,769, respectively.

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

Office Lease

When a lease contains “rent holidays”, the Company records rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as prepaid expenses in the consolidated balance sheets. The Company begins recording rent expense on the lease possession date.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in cost of sales. For the three months ended March 31, 2018 and 2017, shipping and handling costs amounted to $25 and $0, respectively.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company did not incur any research and development costs during the three months ended March 31, 2018 and 2017.

Advertising and Marketing Costs

All costs related to advertising and marketing are expensed as incurred. The Company did not incur any advertising and marketing expenses during the three months ended March 31, 2018 and 2017.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Sales tax collected is not recognized as revenue and amounts outstanding are included in accrued liabilities and other payables in the consolidated balance sheets.

Real Property Operating Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to the Company’s rental properties.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Services and Sales of Developed Products Costs

Costs of development services and sales of developed items to hospitals includes inventory costs, materials and supplies costs, depreciation, internal labor and related benefits, other overhead costs and shipping and handling costs incurred.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is recognized over the period of services or the vesting period, whichever is applicable. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company’s compensation expense for unvested options to non-employees is re-measured at each balance sheet date and is being amortized over the vesting period of the options.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2018 and December 31, 2017, the Company had no significant uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax year that remains subject to examination is the years ended December 31, 2017, 2016 and 2015. The Company recognizes interest and penalties related to significant uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2018 and December 31, 2017.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2018 and December 31, 2017 were translated at 6.2874 RMB to $1.00 and at 6.5067 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the three months ended March 31, 2018 and 2017 were 6.3577 RMB and 6.8877 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended March 31, 2018 and 2017 consisted of net loss and unrealized gain (loss) from foreign currency translation adjustment.

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

Basic net loss per share are computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net loss available to Avalon GloboCare Corp. for basic and diluted net loss per share of common stock	$(1,481,579)	$(549,333)
Weighted average common stock outstanding - basic and diluted	69,781,733	62,595,289
Net loss per common share attributable to Avalon GloboCare Corp. - basic and diluted	$(0.02)	$(0.01)

For the three months ended March 31, 2018 and 2017, stock options to purchase 2,410,000 and 111,111 shares of common stock, respectively, have been excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

Non-controlling Interest

As of March 31, 2018, Dr. Yu Zhou, director and Co-Chief Executive Officer of GenExosome, who owned 40% of the equity interests of GenExosome, which is not under the Company’s control.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer (“CEO”) and president of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company has determined that it has three reportable business segments: real property operating segment, development services and sales of developed products segment, and medical related consulting services segment. These reportable segments offer different types of services and products, have different types of revenue, and are managed separately as each requires different operating strategies and management expertise.

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
MARCH 31, 2018

NOTE 4 – ACQUISITION

The Company accounts for acquisition using the acquisition method of accounting, whereby the results of operations are included in the financial statements from the date of acquisition. The purchase price is allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill.

Effective October 25, 2017, pursuant to the Stock Purchase Agreement as discussed in elsewhere in this report, the Company’s majority owned subsidiary, GenExosome, acquired 100% of Beijing GenExosome.

In according to the acquisition, Beijing GenExosome’s assets and liabilities were recorded at their fair values as of the effective date, October 25, 2017, and the results of operations of Beijing GenExosome are consolidated with results of operations of the Company, starting on October 25, 2017.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Beijing GenExosome had occurred as of the beginning of the following period:

Three Months Ended March 31, 2017
Net revenues	$66,286
Net loss	$(1,056,378)
Net loss attributable to Avalon GloboCare Corp.	$(1,053,082)
Net loss per share	$(0.02)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

NOTE 5 – INVENTORY

At March 31, 2018 and December 31, 2017, inventory consisted of the following:

	March 31, 2018	December 31, 2017
Raw material	$10,111	$2,667
	10,111	2,667
Less: reserve for obsolete inventory	—	—
	$10,111	$2,667

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At March 31, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	March 31, 2018	December 31, 2017
Prepaid professional fees	$15,000	$65,000
Prepaid dues and subscriptions	11,168	49,167
Other	48,238	35,546
	$74,406	$149,713

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 7 – PREPAYMENT FOR LONG-TERM ASSETS

At March 31, 2018 and December 31, 2017, prepayment for long-term assets consisted of the following:

	March 31, 2018	December 31, 2017
Prepayment for manufacturing equipment purchased	$47,714	$153,688
	$47,714	$153,688

NOTE 8 – PROPERTY AND EQUIPMENT

At March 31, 2018 and December 31, 2017, property and equipment consisted of the following:

	Useful life	March 31, 2018	December 31, 2017
Laboratory equipment	5 Years	$122,837	$3,685
Office equipment and furniture	3 – 10 Years	31,954	31,440
Leasehold improvement	1.75 Years	25,407	24,551
		180,198	59,676
Less: accumulated depreciation		(21,783)	(11,647)
		$158,415	$48,029

For the three months ended March 31, 2018 and 2017, depreciation expense of property and equipment amounted to $9,681 and $26, respectively, of which, $819 and $0 was included in real property operating expenses, $3,768 and $0 was included in costs of development services and sales of developed products, and $5,094 and $26 was included in other operating expenses, respectively.

NOTE 9 – INVESTMENT IN REAL ESTATE

At March 31, 2018 and December 31, 2017, investment in real estate consisted of the following:

	Useful life	March 31, 2018	December 31, 2017
Commercial real property	39 Years	$7,708,571	$7,708,571
Less: accumulated depreciation		(116,619)	(84,814)
		$7,591,952	$7,623,757

For the three months ended March 31, 2018 and 2017, depreciation expense of this commercial real property amounted to $31,805 and $0, which was included in real property operating expenses.

NOTE 10 – INTANGIBLE ASSETS

At March 31, 2018 and December 31, 2017, intangible assets consisted of the following:

	Useful Life	March 31, 2018	December 31, 2017
Patents and other technologies	5 Years	$1,583,260	$2,593,478
Goodwill		—	397,569
Less: accumulated amortization		(81,893)	(86,449)
Less: impairment loss		—	(1,321,338)
		$1,501,367	$1,583,260

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 10 – INTANGIBLE ASSETS (continued)

For the three months ended March 31, 2018 and 2017, amortization expense amounted to $81,893 and $0, respectively. Amortization of intangible assets attributable to future periods is as follows:

Twelve-month periods ending March 31:	Amortization amount
2019	$327,571
2020	327,571
2021	327,571
2022	327,571
2023	191,083
$1,501,367

NOTE 11 – ACCRUED LIABILITIES AND OTHER PAYABLES

At March 31, 2018 and December 31, 2017, accrued liabilities and other payables consisted of the following:

	March 31, 2018	December 31, 2017
Accrued professional fees	$211,262	$82,913
Accrued dues and subscriptions	25,000	—
Accrued payroll liability	7,036	6,767
Other	59,202	34,384
	$302,500	$124,064

NOTE 12 – LOAN PAYABLE

On April 19, 2017, the Company entered into a loan agreement, providing for the issuance of a loan in the principal amount of $2,100,000. The term of the loan is one year. On May 3, 2018, the Company signed an extension agreement with the maturity date of March 31, 2019. The annual interest rate for the loan is 10%. The loan is guaranteed by the Company’s Chairman, Mr. Wenzhao Lu. The Company repaid principal of $600,000 and $500,000 in November 2017 and in April 2018, respectively (See Note 22 – Loan Payable).

At March 31, 2018, the outstanding principal balance of the loan and related accrued and unpaid interest for the loan was $1,500,000 and $175,096, respectively.

NOTE 13 – VAT AND OTHER TAXES PAYABLE

At March 31, 2018 and December 31, 2017, VAT and other taxes payable consisted of the following:

	March 31, 2018	December 31, 2017
Franchise tax due	$27,498	$—
VAT payable	—	819
Other taxes payable	6,859	2,178
	$34,357	$2,997

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 14 – RELATED PARTY TRANSACTIONS

Medical Related Consulting Services Revenue from Related Party

During the three months ended March 31, 2018 and 2017, medical related consulting services revenue from related party was as follows:

	Three Months Ended March 31, 2018	Three Month Ended March 31, 2017
Medical related consulting services provided to:
Shanghai Daopei (1)	$—	$66,286
	$—	$66,286

(1)	Shanghai Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.

Accrued Liabilities and Other Payables – Related Parties

At March 31, 2018 and December 31, 2017, the Company owed David Jin, its shareholder, chief executive officer, president and board member, of $17,457 and $15,387, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payable – related parties on the accompanying condensed consolidated balance sheets.

At March 31, 2018 and December 31, 2017, the Company owed Yu Zhou, co-chief executive officer of GenExosome, of $8,024 and $24,540, respectively, for accrued payroll, travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payable – related parties on the accompanying condensed consolidated balance sheets.

Due to Related Party

In connection with the acquisition discussed in elsewhere in this report, the Company acquired Beijing GenExosome in cash payment of $450,000, which will be paid upon Beijing GenExosome recording the change in ownership with the Ministry of Commerce of the People’s Republic of China in accordance with the Interim Measures for Record Management regarding the Establishment and Change of Foreign-invested Enterprises (revised). On October 25, 2017, Dr. Yu Zhou, the former sole shareholder of Beijing GenExosome, was appointed to the board of directors of GenExosome and served as co-chief executive officer of GenExosome. As of March 31, 2018 and December 31, 2017, the unpaid acquisition consideration of $450,000 was payable to Dr. Yu Zhou, co-chief executive officer and board member of GenExosome, and reflected as due to related parties on the accompanying condensed consolidated balance sheets.

Real Property Management Agreement

The Company pays a company, which is controlled by Wenzhao Lu, the Company’s major shareholder and chairman of the Board of Directors, for the management of its commercial real property located in New Jersey. The monthly property management fee is $5,417. The term of the property management agreement is two years commencing on May 5, 2017 and will expire on May 4, 2019. For the three months ended March 31, 2018 and 2017, the management fee related to the property management agreement amounted to $16,251.

NOTE 15 – EQUITY

Shares Authorized

The Company is authorized to issue 10,000,000 shares of preferred stock and 490,000,000 shares of common shares with a par value of $0.0001 per share.

There are no shares of its preferred stock issued and outstanding as of March 31, 2018 and December 31, 2017.

There are 70,278,622 shares of its common stock issued as of March 31, 2018 and December 31, 2017.

There are 69,758,622 and 70,278,622 shares of its common stock outstanding as of March 31, 2018 and December 31, 2017, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 15 – EQUITY (continued)

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

The Company, Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), Beijing DOING Biomedical Technology Co., Ltd. (“DOING”), who is an unaffiliated third party, and the March 2017 Accredited Investor entered into a Share Subscription Agreement whereby the parties acknowledged, among other things, that DOING agreed to transfer the Purchase Price to Avalon Shanghai on behalf of the March 2017 Accredited Investor and the March 2017 Accredited Investor agreed to transfer the March 2017 Shares to DOING upon DOING completing the registration of the acquisition of the March 2017 Shares with the Beijing Commerce Commission (“BCC”) and obtaining an Enterprise Overseas Investment Certificate (the “Investment Certificate”) from BCC. If DOING fails to complete the registration and acquire the Investment Certificate within one year of the closing then Avalon Shanghai shall transfer $3,000,000 with an annual interest of 20% to DOING upon the request of DOING (the “BCC Repayment Obligation”). As of March 31, 2018, the Company is obligated to DOING in the principal amount of $3,000,000. The BCC Repayment Obligation is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. Further, Wenzhao Lu, a director and shareholder of the Company, and DOING entered into a Warranty Agreement. Pursuant to the Warranty Agreement, Mr. Lu agreed to (i) cause the Company to be liable to DOING in the event the March 2017 Accredited Investor defaults in its obligations to DOING, (ii) cause the March 2017 Accredited Investor to transfer the March 2017 Shares to DOING upon DOING’s receipt of the Investment Certificate from BCC, (iii) within three years from the date of the Warranty Agreement, DOING may require Mr. Lu to acquire the March 2017 Shares at $1.20 per share upon three-month notice, and (iv) in the event Mr. Lu does not acquire the March 2017 Shares within the three-month period, interest of 15% per annum will be added to the purchase price.

The Company received cash payment of $3,000,000 as an earnest money from DOING in connection with the 3,000,000 common stock issued to the March 2017 Accredited Investor who is an entrusted party that holds the shares on behalf of DOING and recorded the $3,000,000 as refundable deposit as of March 31, 2018 and December 31, 2017 on the accompanying consolidated balance sheets.

On April 23, 2018, the Company, Avalon Shanghai, DOING and March 2017 Accredited Investor entered into a Supplementary Agreement Related to Share Subscription pursuant to which Avalon Shanghai agreed to pay RMB 8,256,000 (approximately $1.3 million based on the exchange rate on April 23, 2018) to DOING representing one-third of the DOING Investment plus 20% interest for the one-third DOING Investment resulting in a reduction in the March 2017 Shares by one-third to 2,000,000 shares. Further, the parties agreed that the BCC Repayment Obligation shall be extended to July 31, 2018 at which time DOING may require that the Company pay $2,000,000 plus 20% interest to DOING resulting in the cancellation of the remaining March 2017 Shares. However, DOING may, in its discretion, require that the remaining March 2017 Shares be transferred to a new nominal holder who shall pay the required subscription price, which funds will, in turn, be used to satisfy the BCC Repayment Obligation. As of March 31, 2018, the accrued and unpaid interest for the $1 million BCC Repayment Obligation was $200,000, which was paid in full in May 2018 (See Note 22 - DOING Biomedical Technology Co., Ltd. Investment).

As of the report date, the Company is subject to the contingency of paying interest liability for the remaining $2,000,000 BCC Repayment Obligation upon the request of DOING. The Company records accrual for such contingency based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history and the specifics of this matter. The Company did not accrue any interest for the remaining $2,000,000 BCC Repayment Obligation since management has evaluated the claim and concluded the likelihood of the claim is remote.

Treasury Stock

The Company records treasury stock using the cost method. On March 27, 2018, the Company repurchased 520,000 shares of its common stock from a third party through a privately negotiated transaction at an aggregate price of $522,500, of which $2,500 was paid to an escrow agent as share repurchase cost.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 15 – EQUITY (continued)

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at March 31, 2018:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2018	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2018	Weighted Average Exercise Price
$0.50	2,000,000	8.87	$0.50	777,778	$0.50
1.49	60,000	4.08	1.49	60,000	1.49
1.00	230,000	3.02	1.00	110,000	1.00
2.50	120,000	4.76	2.50	30,000	2.50
$0.50–2.50	2,410,000	7.98	$0.67	977,778	$0.68

Stock options granted to employee and director

Employee and director stock option activities for the three months ended March 31, 2018 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,110,000	$0.54
Granted	120,000	2.50
Exercised	—	—
Outstanding at March 31, 2018	2,230,000	0.65
Options exercisable at March 31, 2018	887,778	$0.65
Options expected to vest	1,342,222	$0.65

The fair values of these options granted to employee and director during the three months ended March 31, 2018 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Dividend rate	0
Terms (in years)	5.0
Volatility	185.28%
Risk-free interest rate	2.25%

The aggregate fair value of the options granted to employee and director during the three months ended March 31, 2018 was $289,150, of which, $72,287 has been reflected as compensation and related benefits on the accompanying unaudited condensed consolidated statements of operations because the options were fully earned and non-cancellable.

As of March 31, 2018, the aggregate value of nonvested employee and director options was $1,849,616, which will be amortized as stock-based compensation expense as the options are vesting, over the remaining 1.83 years.

The aggregate intrinsic values of the employee and director stock options outstanding and the employee and director stock options exercisable at March 31, 2018 was $3,945,700 and $1,568,956, respectively.

A summary of the status of the Company’s nonvested employee and director stock options granted as of March 31, 2018 and changes during the three months ended March 31, 2018 is presented below:

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 15 – EQUITY (continued)

Options (continued)

	Number of Options	Weighted Average Exercise Price	Grant Date Fair Value
Nonvested at December 31, 2017	1,428,889	$0.51	$1,876,079
Granted	120,000	2.50	289,150
Vested	(206,667)	(0.81)	(315,613)
Forfeited	—	—	—
Nonvested at March 31, 2018	1,342,222	$0.65	$1,849,616

Stock options granted to non-employee

Non-employee stock option activities for the three months ended March 31, 2018 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	180,000	$1.00
Granted	—	—
Vested	(90,000)	(1.00)
Exercised	—	—
Outstanding at March 31, 2018	90,000	1.00
Options exercisable at March 31, 2018	90,000	$1.00
Options expected to vest	90,000	$1.00

Stock-based compensation expense associated with stock options granted to non-employee is recognized as the stock options vest. The stock-based compensation expense related to non-employee will fluctuate as the fair value of the Company’s common stock fluctuates.

The fair values of these non-employee options vested in the three months ended March 31, 2018 and nonvested non-employee options as of March 31, 2018 were estimated using the Black-Scholes option-pricing model with the following assumptions:

Dividend rate	0
Terms (in years)	3.0
Volatility	183.23% - 188.29%
Risk-free interest rate	2.29% - 2.37%

As of March 31, 2018, the aggregate value of nonvested non-employee options was $67,398, which will be amortized as stock-based compensation expense over the remaining 0.08 years. The aggregate intrinsic values of the non-employee stock options outstanding and the non-employee stock options exercisable at March 31, 2018 was $253,800 and $126,900, respectively.

A summary of the status of the Company’s nonvested non-employee stock options granted as of March 31, 2018 and changes during the three months ended March 31, 2018 is presented below:

	Number of Options	Weighted Average Exercise Price	Fair Value at March 31, 2018
Nonvested at December 31, 2017	180,000	$1.00
Granted	—	—
Vested	(90,000)	(1.00)
Forfeited	—	—
Nonvested at March 31, 2018	90,000	$1.00	$202,193

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 16 - STATUTORY RESERVE

Avalon Shanghai and Beijing GenExosome operate in the PRC, are required to reserve 10% of their net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai and Beijing GenExosome during the three months ended March 31, 2018 as they incurred net losses in the period.

NOTE 17 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2018 and 2017.

Customer	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
A	27%	0
B	18%	0
C	14%	0
B (Shanghai Daopei, a related party)	*	100%

*Less than 10%

The largest customer accounted for 37.4% of the Company’s total outstanding accounts receivable and tenants receivable at March 31, 2018.

Two customers accounted for 48.9% of the Company’s total outstanding accounts receivable and tenants receivable at December 31, 2017.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three months ended March 31, 2018 and 2017.

The Company did not have any outstanding accounts payable at March 31, 2018.

One supplier accounted for 100% of the Company’s total outstanding accounts payable at December 31, 2017.

Concentrations of Credit Risk

At March 31, 2018 and December 31, 2017, cash balances in the PRC are $1,251,993 and $1,327,009, respectively, are uninsured. The Company has not experienced any losses in PRC bank accounts and believes it is not exposed to any risks on its cash in PRC bank accounts.

The Company maintains its cash in United States bank and financial institution deposits that at times may exceed federally insured limits. At March 31, 2018 and December 31, 2017, the Company’s cash balances in United States bank accounts had approximately $182,000 and $1,162,000 in excess of the federally-insured limits, respectively. The Company has not experienced any losses in its United States bank accounts through and as of the date of this report.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 18 – SEGMENT INFORMATION

For the three months ended March 31, 2018, the Company operated in three reportable business segments - (1) the real property operating segment, (2) the performing development services for hospitals and sales of related products developed to hospitals segment, and (3) the medical related consulting services segment. For the three months ended March 31, 2017, the Company operated in one reportable business segment – the medical related consulting services segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenues
Real property operating	$296,623	$—
Development services and sales of developed products	11,290	—
Medical related consulting services – related party	—	66,286
	307,913	66,286
Depreciation and amortization
Real property operating	32,624	—
Development services and sales of developed products	86,749	—
Medical related consulting services – related party	4,006	26
	123,379	26
Interest expense
Real property operating	236,986	—
Development services and sales of developed products	—	—
Medical related consulting services – related party	—	—
	236,986	—
Net loss
Real property operating	(237,700)	—
Development services and sales of developed products	(173,474)	—
Medical related consulting services	(100,132)	(549,333)
Other (a)	(1,039,663)	—
	$(1,550,969)	$(549,333)

Identifiable long-lived tangible assets at March 31, 2018 and December 31, 2017	March 31, 2018	December 31, 2017
Real property operating	$7,612,747	$7,645,371
Development services and sales of developed products	120,396	5,857
Medical related consulting services	17,224	20,558
	$7,750,367	$7,671,786

Identifiable long-lived tangible assets at March 31, 2018 and December 31, 2017	March 31, 2018	December 31, 2017
United States	$7,613,567	$7,646,270
China	136,800	25,516
	$7,750,367	$7,671,786

(a)	The Company does not allocate any general and administrative expense of its being a public company activities to its reportable segments as these activities are managed at a corporate level.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 19 – NONCONTROLLING INTEREST

As of March 31, 2018, Dr. Yu Zhou, director and Co-Chief Executive Officer of GenExsome, who owned 40% of the equity interests of GenExosome, which is not under the Company’s control. The following is a summary of noncontrolling interest activities in the three months ended March 31, 2018.

Amount
Noncontrolling interest at December 31, 2017	$(585,394)
Net loss attributable to noncontrolling interest	(69,390)
Foreign currency translation adjustment attributable to noncontrolling interest	160
Noncontrolling interest at March 31, 2018	$(654,624)

NOTE 20 – COMMITMENTS AND CONTINCENGIES

Severance Payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $528,900 as of March 31, 2018 and December 31, 2017, which have not been reflected in its condensed consolidated financial statements since the Company concluded that the likelihood is remote at this moment.

Investor Relations Service Contract

In October 2017, the Company entered into an investor relations service agreement with a company who has agreed to provide investor relations services to the Company. The Company may terminate the agreement at any time after December 31, 2017 by providing 30 days written notice. In accordance to this service agreement, the Company pays a service fee of $5,000 per month in cash and issues $15,000 of restricted shares at the close of each quarter based on the closing price of the Company’s stock on the last day of the quarter. At March 31, 2018 and December 31, 2017, the accrued investor relations service fees related to the service agreement was $30,000 and $10,000, respectively, which was included in accrued liabilities and other payables on the accompanying condensed consolidated balance sheets.

Consulting Service Agreement

In November 2017, the Company entered into a consulting service agreement with a company who has agreed to provide consulting services to the Company. The term of this agreement is 6 months. In accordance to this service agreement, the Company paid cash $30,000 and will issue a stock grant equal to the sum of $15,000 at a time mutually agreed for work has been completed through October 31, 2017. In addition, the Company pays a flat fee of $10,000 per month commencing on November 1, 2017 and issues options to acquire 90,000 shares of common stock at an exercise price of $1.00 per share for a term of three years at the end of every quarter. Further, the Company shall issue a 5% equity interest, or mutually agreed upon equivalent, in any partnership or joint venture in which the consulting services provider helps to facilitate, including Fox Rehabilitation. At March 31, 2018 and December 31, 2017, the accrued consulting service fees related to the service agreement was $35,000 and $25,000, respectively, which was included in accrued liabilities and other payables on the accompanying condensed consolidated balance sheets.

Real Property Management Agreement

On June 6, 2017, the Company entered into a two-year real property management agreement with a related party which agreed to provide real property management service to the Company. In accordance with this agreement, the Company pays a flat fee of $5,417 per month commencing on May 5, 2017 (See Note 14 - Real Property Management Agreement).

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 20 – COMMITMENTS AND CONTINCENGIES (continued)

Underwritten and Financial Advisory Service Agreement

In October 2017, the Company entered into a service agreement with an investment bank with respect to a planned underwritten public offering and NASDAQ listing advisory service. In accordance with this agreement, the Company pays:

a)	Success Fees:

·	Debt Financing: For any debt financing: (i) a Success Fee, payable in cash, equal to 3% of the gross proceeds received by the Company from such closing; plus (ii) warrants in the entity financed, equal to 3% of the gross proceeds received by the Company from such closing, divisible by and exercisable at a strike price equal to 100% of the fair market value of the common stock for the Company as of the date of the closing of the transaction, in whole or in part, at any time within 5 years from issuance.

·	Equity Financing: For any equity investment into the Company: (i) a Success Fee, payable in cash, equal to 7% of the gross proceeds received by the Company from such closing; plus (ii) warrants in the entity financed, equal to 7% of the gross proceeds received by the Company from such closing, divisible by and exercisable at a strike price equal to 100% of the fair market value of the common stock for the Company as of the date of the closing of the transaction ,in whole or in part, at any time within 5 years from issuance.

b)	Expenses: The Company agrees to reimburse for all reasonable out-of-pocket invoiced expenses.

c)	Advisory Fees: (i) an initial advisory fee of $30,000 upon the execution of this agreement; plus (ii) an additional advisory fee of $30,000 upon the issuance of a conditional approval letter to list on NASDAQ.

Mergers and Acquisitions Consulting Service Contract

In January 2018, the Company entered into a consulting service agreement with an individual who has agreed to provide consulting services focus on mergers and acquisitions to the Company. The term of this agreement is one year. In accordance to this service agreement, the Company pays a service fee of $50,000 per year. At March 31, 2018, the accrued service fees related to the service agreement was $4,168, which was included in accrued liabilities and other payables on the accompanying condensed consolidated balance sheets.

Education Program Agreement

On February 12, 2018, the Company entered into an education program agreement with a third party. The term of this agreement is one year. In accordance to this agreement, the Company pays an annual fee of $200,000. At March 31, 2018, the accrued fee related to the agreement was $25,000, which was included in accrued liabilities and other payables on the accompanying condensed consolidated balance sheets.

Operating Leases

Beijing GenExosome Office Lease

In March 2017, Beijing GenExosome signed an agreement to lease its facilities and equipment under operating lease. Pursuant to the signed lease, the annual rent is RMB 41,000 (approximately $7,000). The term of the lease is one year commencing on March 15, 2017 and expired on March 14, 2018. Beijing GenExosome renewed the lease in fiscal 2018. Pursuant to the renewed lease, the annual rent is RMB 41,000 (approximately $7,000) and the renewed lease expires on March 14, 2019. During the three months ended March 31, 2018, rent expense related to the operating lease amounted to $1,612. Future minimum rental payment required under this operating lease is as follows:

Twelve-month Period Ending March 31:	Amount
2019	$6,249

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 20 – COMMITMENTS AND CONTINCENGIES (continued)

Operating Leases (continued)

GenExosome Office Lease

In December 2017, GenExosome signed an agreement to lease its office space in Ohio, United States under operating lease. Pursuant to the executed lease, the monthly rent is $300. The term of the lease is one year commencing on January 1, 2018 and expires on December 31, 2018. During the three months ended March 31, 2018, rent expense related to the operating lease amounted to $900. Future minimum rental payment required under this operating lease is as follows:

Twelve-month Period Ending March 31:	Amount
2019	$2,700

Avalon Shanghai Office Lease

On January 19, 2017, Avalon Shanghai entered into a lease for office space in Beijing, China with a third party (the “Beijing Office Lease”). Pursuant to the Beijing Office Lease, the monthly rent is RMB 50,586 (approximately $8,000) with a required security deposit of RMB 164,764 (approximately $26,000). In addition, Avalon Shanghai needs to pay monthly maintenance fees of RMB 4,336 (approximately $700). The term of the Beijing Office Lease is 26 months commencing on January 1, 2017 and will expire on February 28, 2019 with two months of free rent in the months of December 2017 and February 2019. For the three months ended March 31, 2018 and 2017, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $26,000 and $24,000, respectively. Future minimum rental payment required under the Beijing Office Lease is as follows:

Twelve-month Period Ending March 31:	Amount
2019	$88,041

Laboratory Equity Purchase Commitment

The Company has entered into contract to purchase laboratory equipment amounting to approximately $145,000. As of March 31, 2018, the Company has an outstanding commitment amounting to approximately $97,000.

NOTE 21 – RESTRICTED NET ASSETS

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

The Company’s PRC subsidiaries’ net assets as of March 31, 2018 and December 31, 2017 did not exceed 25% of the Company’s consolidated net assets. Accordingly, Parent Company’s condensed financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 22 – SUBSEQUENT EVENTS

April 2018 Private Placement

In April 2018, the Company initially entered into a Subscription Agreement with three accredited investors (the "April 2018 Accredited Investors") pursuant to which the April 2018 Accredited Investors agreed to purchase 2,940,000 shares of the Company’s common stock for a purchase price of $5,145,000. One of the three April 2018 Accredited Investors subsequently reduced their investment amount resulting in the issuance of 2,660,000 shares of common stock for a purchase price of $4,655,000. The closing occurred with respect to $3,500,000 on April 20, 2018, with respect to $157,500 on April 26, 2018 and with respect to $997,500 on May 5, 2018. In connection with this private offering, the Company is required to pay Boustead Securities, LLC (“Boustead”), a registered broker-dealer, a cash fee of equal to 7% of the gross proceeds received by the Company from such closing and issue Boustead warrants in the Company exercisable for a period of five years equal to 7% of the gross proceeds received by the Company from such closing, divisible by and exercisable at a strike price equal to 100% of the fair market value of the common stock for the Company as of the date of the closing.

DOING Biomedical Technology Co., Ltd. Investment

On March 3, 2017, the Company entered into and closed a Subscription Agreement with an accredited investor (the “March 2017 Accredited Investor”) pursuant to which the March 2017 Accredited Investor purchased 3,000,000 shares of the Company’s common stock (“March 2017 Shares”) for a purchase price of $3,000,000 (the “DOING Investment”). The Company, Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), Beijing DOING Biomedical Technology Co., Ltd. (“DOING”), and the March 2017 Accredited Investor entered into a Share Subscription Agreement whereby the parties acknowledged, among other things, that DOING agreed to transfer the purchase price to Avalon Shanghai on behalf of the March 2017 Accredited Investor and the March 2017 Accredited Investor agreed to transfer the March 2017 Shares to DOING upon DOING completing the registration of the acquisition of the March 2017 Shares with the Beijing Commerce Commission (“BCC”), and obtaining an Enterprise Overseas Investment Certificate (the “Investment Certificate”) from BCC. If DOING fails to complete the registration and acquire the Investment Certificate within one year of the closing then Avalon Shanghai was required to transfer $3,000,000 with interest of 20% to DOING upon the request of DOING (the “BCC Repayment Obligation”). Further, Wenzhao Lu, the Company’s director and major shareholder, and DOING entered into a Warranty Agreement. Pursuant to the Warranty Agreement, Mr. Wenzhao agreed to (i) cause us to be liable to DOING in the event the March 2017 Accredited Investor defaults in its obligations to DOING, (ii) cause the March 2017 Accredited Investor to transfer the March 2017 Shares to DOING upon DOING’s receipt of the Investment Certificate from BCC, (iii) within three years from the date of the Warranty Agreement, DOING may require Mr. Wenzhao to acquire the March 2017 Shares at $1.20 per share upon three-month notice, and (iv) in the event Mr. Wenzhao does not acquire the March 2017 Shares within the three month period, interest of 15% per annum will be added to the purchase price (See Note 15 - Common Shares Issued for Share Subscription Agreement).

 On April 23, 2018, the Company, Avalon Shanghai, DOING and March 2017 Accredited Investor entered into a Supplementary Agreement Related to Share Subscription pursuant to which Avalon Shanghai agreed to pay RMB 8,256,000 (approximately $1.3 million based on the exchange rate on April 23, 2018) to DOING representing one-third of the DOING Investment plus 20% interest for the one-third DOING Investment resulting in a reduction in the March 2017 Shares by one-third to 2,000,000 shares. Further, the parties agreed that the BCC Repayment Obligation shall be extended to July 31, 2018 at which time DOING may require that the Company pay $2,000,000 plus 20% interest to DOING resulting in the cancellation of the remaining March 2017 Shares. However, DOING may, in its discretion, require that the remaining March 2017 Shares be transferred to a new nominal holder who shall pay the required subscription price, which funds will, in turn, be used to satisfy the BCC Repayment Obligation.

Loan Payable

In April 2018, the Company repaid principal of $500,000 and paid interest of $175,096 for its outstanding loan which reduced the outstanding loan principal amount to $1,000,000. On May 3, 2018, the Company signed an extension agreement with the maturity date of March 31, 2019 (See Note 12).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 13, 2018. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

The results of operations related to the development services and sales of developed products segment are included in our results of operations commencing from October 25, 2017 (the effective date of the acquisition), which is the result of a business combination, that closed on October 25, 2017 (and reported in an 8-K filed on October 26, 2017).

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to the allowance for doubtful accounts, reserve for obsolete inventory, the useful life of property and equipment and investment in real estate and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of options.

We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements.

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

Sales tax collected is not recognized as revenue and amounts outstanding are included in accrued liabilities and other payables in the consolidated balance sheets.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is recognized over the period of services or the vesting period, whichever is applicable. Until the measurement date is reached, the total amount of compensation expense remains uncertain. Our compensation expense for unvested options to non-employees is re-measured at each balance sheet date and is being amortized over the vesting period of the options.

Non-controlling Interest

As of March 31, 2018, Dr. Yu Zhou, director and co- chief executive officer of GenExosome, who owned 40% of the equity interests of GenExosome, which is not under our control.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and 2017

Revenues

We generated real property rental revenue commencing in May 2017. We had revenue from performing development services for hospitals and sales of developed products to hospitals commencing on October 25, 2017 and we generated revenue from medical related consulting services commencing in July 2016.

For the three months ended March 31, 2018, we had real property rental revenue of $296,623.

For the three months ended March 31, 2018, we had revenue from contract services through performing development services for hospitals and sales of developed products to hospitals of $11,290.

For the three months ended March 31, 2018, we did not have any medical related consulting services revenue since there was no demand for our consulting service from our related parties in the period. For the three months ended March 31, 2017, we had medical related consulting services revenue from related parties of $66,286.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended March 31, 2018, real property operating expenses amounted to $210,274. There were no comparative revenue and related operating expenses from our real property operating business for the three months ended March 31, 2017 since we started our real property rental operations during the second quarter of 2017.

Costs of development services and sales of developed products include inventory costs, materials and supplies costs, internal labor and related benefits, depreciation, other overhead costs and shipping and handling costs incurred.

Costs of development services for hospitals and sales of developed products to hospitals was $16,520 for the three months ended March 31, 2018. There were no comparable revenue nor costs of revenue from our development services and sales of developed products operations prior to the date of acquisition, October 25, 2017.

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

Costs of medical related consulting services for the three months ended March 31, 2017 was $99,581. There were no comparative revenue and related costs of revenue from our medical related consulting services for the three months ended March 31, 2018 since there was no demand for our consulting service from our related parties in the period and there was no order for our medical related consulting services from third party.

Real Property Operating Income

Our real property operating income was $86,349 for the three months ended March 31, 2018. We did not generate any real property operating income for the three months ended March 31, 2017.

Gross Loss from Development Services and Sales of Developed Products and Gross Margin

Our gross loss from development services and sales of developed products was $5,230 for the three months ended March 31, 2018, representing gross margin of (46.3)%, which was primarily resulted from low revenue and the allocation of fixed costs, mainly consisting of depreciation and internal labor and related benefits, to cost of the low level of revenue.

Gross Loss from Medical Related Consulting Services and Gross Margin

We did not generate any gross income from medical related consulting services in the three months ended March 31, 2018. Our gross loss from medical related consulting services for the three months ended March 31, 2017 was $33,295, representing gross margin of (50.2)%.

Other Operating Expenses

For the three months ended March 31, 2018 and 2017, other operating expenses consisted of the following:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Selling expenses	$—	$8,711
Compensation and related benefits	538,814	182,927
Professional fees	571,772	207,218
Amortization	81,893	—
Travel and entertainment	57,948	8,608
Rent and related utilities	29,388	36,428
Other general and administrative	116,023	15,696
	$1,395,838	$459,588

●	Our selling expense consisted of salaries of sales personnel and travel and entertainment costs incurred by our sales department. We did not incur any selling expense during the first quarter of fiscal 2018.

●	For the three months ended March 31, 2018, compensation and related benefits increased by $355,887, or 194.6%, as compared to the three months ended March 31, 2017. The significant increase was primarily attributable to an increase in stock-based compensation of approximately $177,000 which reflected the value of options granted and vested to our management in the first quarter of fiscal 2018, and an increase in employee salaries and related benefits of approximately $179,000 due to the increase in general and administrative personnel resulting from our business expansion.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to being a public company. For the three months ended March 31, 2018, professional fees increased by $364,554, or 175.9%, as compared to the three months ended March 31, 2017. The significant increase was mainly attributable to an increase in consulting fees of approximately $271,000 due to the increase in use of consulting services providers, an increase in investor relations charge of approximately $43,000 due to the increase in investor relations activities incurred, and an increase in other miscellaneous items of approximately $50,000 reflecting our business expansion. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	For the three months ended March 31, 2018, amortization expense increased by $81,893, or 100.0%, as compared to the three months ended March 31, 2017. We purchased intangible assets and commenced to amortize it in the fourth quarter of fiscal 2017.

●	For the three months ended March 31, 2018, travel and entertainment expense increased by $49,340, or 573.2%, as compared to the three months ended March 31, 2017, mainly due to our business expansion.

●	For the three months ended March 31, 2018, rent and related utilities expenses decreased by $7,040, or 19.3%, as compared to the three months ended March 31, 2017.

●	Other general and administrative expenses mainly consisted of office supplies, miscellaneous taxes, bank service charge, academic sponsorship and other miscellaneous items. For the three months ended March 31, 2018, other general and administrative expenses increased by $100,327, or 639.2%, as compared to the three months ended March 31, 2017. The increase was primarily due to an increase in academic sponsorship incurred of approximately $71,000, and an increase in other miscellaneous items of approximately $29,000 resulting from our business expansion.

Loss from Operations

As a result of the foregoing, for the three months ended March 31, 2018, loss from operations amounted to $1,314,719, as compared to loss from operations of $492,883 for the three months ended March 31, 2017, a change of $821,836, or 166.7%.

Other Income (Expense)

Other income (expense) includes interest income from bank deposits, interest expense incurred from our outstanding loan and $1 million refundable deposit which we repaid in April 2018 as described elsewhere in this report, foreign currency transaction loss, and other nominal income.

Other expense, net, totaled $236,250 for the three months ended March 31, 2018, as compared to $56,450 for the three months ended March 31, 2017, a change of $179,800, which was mainly attributable to an increase in interest expense of approximately $237,000, offset by a decrease in foreign currency transaction loss of approximately $57,000.

Income Taxes

We did not have any income taxes expense for the three months ended March 31, 2018 and 2017 since we incurred losses in the periods.

Net Loss

As a result of the factors described above, our net loss was $1,550,969 for the three months ended March 31, 2018, as compared with net loss of $549,333 for the three months ended March 31, 2017, a change of $1,001,636 or 182.3%.

Net Loss Attributable to Avalon GloboCare Corp.

The net loss attributable to Avalon GloboCare Corp. was $1,481,579, or $(0.02) per share (basic and diluted) for the three months ended March 31, 2018, as compared with net loss attributable to Avalon GloboCare Corp. of $549,333, or $(0.01) per share (basic and diluted) for the three months ended March 31, 2017, a change of $932,246 or 169.7%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon (BVI) Ltd. (dormant, will be dissolved in 2018), Avalon RT 9, and GenExosome, is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing GenExosome, is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenue, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $52,838 and a foreign currency translation loss of $39,771 for the three months ended March 31, 2018 and 2017, respectively. This non-cash gain/loss had the effect of decreasing/increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $1,498,131 and $589,104 for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2018 and December 31, 2017, we had cash balance of approximately $2,126,000 and $3,027,000, respectively. These funds are kept in financial institutions located as follows:

Country:	March 31, 2018		December 31, 2017
United States	$873,663	41.1%	$1,700,024	56.2%
China	1,251,993	58.9%	1,327,009	43.8%
Total cash	$2,125,656	100.0%	$3,027,033	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2017 to March 31, 2018:

			December 31, 2017 to March 31, 2018
	March 31, 2018	December 31, 2017	Change	Percentage Change
Working capital deficit:
Total current assets	$2,283,206	$3,234,977	$(951,771)	(29.4)%
Total current liabilities	5,768,088	5,360,184	407,904	7.6%
Working capital deficit	$(3,484,882)	$(2,125,207)	$(1,359,675)	64.0%

Our working capital deficit increased by $1,359,675 to working capital deficit of $3,484,882 at March 31, 2018 from working capital deficit of $2,125,207 at December 31, 2017. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $901,000, since we spent cash of $522,500 on repurchase of our common stock and used cash of approximately $416,000 in our operating activities in the first quarter of fiscal 2018, a decrease in prepaid expenses and other current assets of approximately $75,000, an increase in accrued liabilities and other payables of approximately $178,000, an increase in interest payable of approximately $237,000, and an increase in VAT and other taxes payable of approximately $31,000, offset by an increase in security deposit of approximately $21,000, a decrease in accrued liabilities and other payables – related parties of approximately $14,000, and a decrease in tenants’ security deposit of approximately $19,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The following summarizes the key components of our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net cash used in operating activities	$(416,234)	$(412,814)
Net cash used in investing activities	(7,852)	(2,000)
Net cash (used in) provided by financing activities	(522,500)	3,000,000
Effect of exchange rate on cash	45,209	(40,147)
Net (decrease) increase in cash	$(901,377)	$2,545,039

Net cash flow used in operating activities for the three months ended March 31, 2018 was $416,234, which primarily reflected our net loss of approximately $1,551,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in accrued liabilities and other payables – related parties of approximately $14,000, and a decrease in tenants’ security deposit of approximately $19,000, offset by a decrease in prepaid expenses and other current assets of approximately $76,000, an increase in accrued liabilities and other payables of approximately $178,000, an increase in interest payable of approximately $237,000, an increase in VAT and other taxes payable of approximately $31,000, and the add-back of non-cash items consisting of depreciation and amortization expense of approximately $123,000, and stock-based compensation and service fees of approximately $526,000.

Net cash flow used in operating activities for the three months ended March 31, 2017 was $412,814, which primarily reflected our net loss of approximately $549,000, and the changes in operating assets and liabilities primarily consisting of an increase in security deposit of approximately $24,000, and a decrease in income taxes payable of approximately $21,000, offset by an increase in accrued liabilities and other payables of approximately $29,000, and an increase in accrued liabilities and other payables – related parties of approximately $16,000, and the add-back of non-cash items mainly consisting of stock-based compensation of approximately $138,000.

We expect our cash used in operating activities to increase due to the following:

●	the development and commercialization of exosome products;

●	an increase in professional staff and services including increased costs of being a public company; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities was $7,852 for the three months ended March 31, 2018 as compared to $2,000 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we made payment for purchase of property and equipment of approximately $8,000. During the three months ended March 31, 2017, we made prepayment for acquisition of real property of $2,000.

Net cash flow used in financing activities was $522,500 for the three months ended March 31, 2018 as compared to net cash flow provided by financing activities of $3,000,000 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we spent cash of approximately $523,000 on repurchase of our common stock. During the three months ended March 31, 2017, we received $3,000,000 proceeds of refundable deposit as earnest money in connection with the Share Subscription Agreement related to the 3,000,000 common stock issued to the March 2017 Accredited Investor who is an entrusted party that holds the shares on behalf of DOING.

Our capital requirements for the next twelve months primarily relate to working capital requirements, including salaries and fees related to third parties’ professional services, reduction of accrued liabilities, mergers, acquisitions and the development of business opportunities. These uses of cash will depend on numerous factors including our sales and other revenues, and our ability to control costs. All funds received have been expended in the furtherance of growing the business. In addition, we need to pay for acquisition consideration which shall be paid on Beijing GenExosome recording the change in ownership with the Ministry of Commerce of the People’s Republic of China in accordance with the Interim Measures for Record Management regarding the Establishment and Change of Foreign-invested Enterprises (revised), and repay for outstanding loan principal and corresponding accrued and unpaid interest. In April 2018, we repaid partial loan principal of $500,000 to the lender and in May 2018, we refunded one-third refundable deposit of $1 million principal and corresponding interest to DOING under the BCC Repayment Obligation. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance our current business;

●	repayment for outstanding loan;

●	the use of capital for mergers, acquisitions and the development of business opportunities;

●	addition of administrative personnel as the business grows; and

●	the cost of being a public company.

Currently, we use our cash to support our operations and to provide working capital for our ongoing operations and obligations. We estimate that we will require additional working capital to fund our current operations for the next 12 months. We have historically funded our capital expenditures through cash flow provided by loans, related parties’ advances, and equity financing. In April and May 2018, we received net cash proceeds of approximately $4.3 million from three April 2018 Accredited Investors as described elsewhere in this report. Considering our available cash together with our cash inflow from financing, we believe that it is not likely that we will not meet our anticipated cash requirements for the next twelve months.

Although we estimate that our current cash will be sufficient to meet our anticipated cash requirements for the next twelve months, we need to either borrow funds or raise additional capital through equity or debt financings in order to support our future mergers or acquisitions and the development of our business opportunities. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2018, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Investor relations service contract	$30,000	$30,000	$—	$—	$—
Consulting service agreement	45,000	45,000	—	—	—
Real property management agreement	70,421	65,004	5,417	—	—
Financial advisory service agreement	30,000	30,000	—	—	—
Mergers and acquisitions consulting agreement	41,668	41,668	—	—	—
Education program agreement	200,000	200,000	—	—	—
Office leases commitment	96,990	96,990	—	—	—
Acquisition consideration	450,000	450,000	—	—	—
Laboratory equipment purchase commitment	97,000	97,000	—	—	—
Loan payable (principal)	1,500,000	1,500,000	—	—	—
Refundable deposit	1,000,000	1,000,000	—	—	—
Accrued interest	375,096	375,096	—	—	—
Total	$3,936,175	$3,930,758	$5,417	$—	$—

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended March 31, 2018 and 2017, we had unrealized foreign currency translation gain of approximately $53,000 and unrealized foreign currency translation loss of approximately $40,000, respectively, because of changes in the exchange rate.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2018, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of March 31, 2018 due to the material weakness we previously reported in our Form 10-K Annual Report for the year ended December 31, 2017 (“2017 10-K”) which has not yet been remediated. In our 2017 10-K we reported:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Services

During the three months ended March 31, 2018, we granted a total of 120,000 options to our three directors at a fixed exercise price of $2.50 per share. These options are exercisable for a period of five years. In connection with the option vest, we recorded stock-based compensation of $72,287 for the three months ended March 31, 2018.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Loan

On April 19, 2017, the Company entered into a loan agreement, providing for the issuance of a loan in the principal amount of $2,100,000. The term of the loan is one year. On May 3, 2018, the Company signed an extension agreement with the maturity date of March 31, 2019. The annual interest rate for the loan is 10%. The loan is guaranteed by the Company’s Chairman, Mr. Wenzhao Lu. We repaid principal of $600,000 and $500,000 in November 2017 and in April 2018, respectively. As of the report date, the outstanding principal balance of the loan was $1,000,000.

Issuer Purchases of Equity Securities

On March 27, 2018, the Company repurchased 520,000 shares of its common stock from a third party through a privately negotiated transaction at an aggregate price of $522,500, of which $2,500 was paid to an escrow agent as share repurchase cost.

Private Placement

In April 2018, the Company initially entered into a Subscription Agreement with three accredited investors (the "April 2018 Accredited Investors") pursuant to which the April 2018 Accredited Investors agreed to purchase 2,940,000 shares of the Company’s common stock for a purchase price of $5,145,000. One of the three April 2018 Accredited Investors subsequently reduced their investment amount resulting in the issuance of 2,660,000 shares of common stock for a purchase price of $4,655,000. The closing occurred with respect to $3,500,000 on April 20, 2018, with respect to $157,500 on April 26, 2018 and with respect to $997,500 on May 5, 2018. In connection with this private offering, the Company is required to pay Boustead Securities, LLC (“Boustead”), a registered broker-dealer, a cash fee of equal to 7% of the gross proceeds received by the Company from such closing and issue Boustead warrants in the Company exercisable for a period of five years equal to 7% of the gross proceeds received by the Company from such closing, divisible by and exercisable at a strike price equal to 100% of the fair market value of the common stock for the Company as of the date of the closing.

DOING Biomedical Technology Co., Ltd. Investment

On March 3, 2017, the Company entered into and closed a Subscription Agreement with an accredited investor (the “March 2017 Accredited Investor”) pursuant to which the March 2017 Accredited Investor purchased 3,000,000 shares of the Company’s common stock (“March 2017 Shares”) for a purchase price of $3,000,000 (the “DOING Investment”). The Company, Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), Beijing DOING Biomedical Technology Co., Ltd. (“DOING”), and the March 2017 Accredited Investor entered into a Share Subscription Agreement whereby the parties acknowledged, among other things, that DOING agreed to transfer the purchase price to Avalon Shanghai on behalf of the March 2017 Accredited Investor and the March 2017 Accredited Investor agreed to transfer the March 2017 Shares to DOING upon DOING completing the registration of the acquisition of the March 2017 Shares with the Beijing Commerce Commission (“BCC”), and obtaining an Enterprise Overseas Investment Certificate (the “Investment Certificate”) from BCC. If DOING fails to complete the registration and acquire the Investment Certificate within one year of the closing then Avalon Shanghai was required to transfer $3,000,000 with interest of 20% to DOING upon the request of DOING (the “BCC Repayment Obligation”). Further, Wenzhao Lu, the Company’s director and major shareholder, and DOING entered into a Warranty Agreement. Pursuant to the Warranty Agreement, Mr. Wenzhao agreed to (i) cause us to be liable to DOING in the event the March 2017 Accredited Investor defaults in its obligations to DOING, (ii) cause the March 2017 Accredited Investor to transfer the March 2017 Shares to DOING upon DOING’s receipt of the Investment Certificate from BCC, (iii) within three years from the date of the Warranty Agreement, DOING may require Mr. Wenzhao to acquire the March 2017 Shares at $1.20 per share upon three-month notice, and (iv) in the event Mr. Wenzhao does not acquire the March 2017 Shares within the three month period, interest of 15% per annum will be added to the purchase price.

On April 23, 2018, the Company, Avalon Shanghai, DOING and March 2017 Accredited Investor entered into a Supplementary Agreement Related to Share Subscription pursuant to which Avalon Shanghai agreed to pay RMB 8,256,000 (approximately $1.3 million based on the exchange rate on April 23, 2018) to DOING representing one-third of the DOING Investment plus 20% interest for the one-third DOING Investment resulting in a reduction in the March 2017 Shares by one-third to 2,000,000 shares. Further, the parties agreed that the BCC Repayment Obligation shall be extended to July 31, 2018 at which time DOING may require that the Company pay $2,000,000 plus 20% interest to DOING resulting in the cancellation of the remaining March 2017 Shares. However, DOING may, in its discretion, require that the remaining March 2017 Shares be transferred to a new nominal holder who shall pay the required subscription price, which funds will, in turn, be used to satisfy the BCC Repayment Obligation.

Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws

On April 3, 2018, the Company mailed a Definitive Schedule 14C Information Statement (the “Information Statement”) to its shareholders providing that the Company will file the Amended and Restated Certificate of Incorporation (the “Restated Charter”) with the Delaware Secretary of State and adopt the Amended and Restated Bylaws (the “Restated Bylaws”) effective on the 20th calendar day following the mailing of the Information Statement. On April 25, 2018, the Restated Charter of the Company became effective upon its filing with the Secretary of State of the State of Delaware. Further, the Amended and Restated Bylaws have been adopted.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation (2)

3.2	Certificate of Amendment of Certificate of Incorporation filed pursuant to Delaware General Corporation Law (1)

3.3	Certificate of Correction to the Certificate of Amendment of Certificate of Incorporation filed pursuant to Delaware General Corporation Law (1)

3.4	Bylaws (3)

3.5	Amended and Restated Certificate of Incorporation of Avalon GloboCare Corp.(15)

3.6	Amended and Restated Bylaws of Avalon GloboCare Corp. (15)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (5)

4.2	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (8)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (9)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (9)

4.5	Warranty Agreement between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd. (9)

4.6	Form of Subscription Agreement between Avalon GloboCare Corp. and the October 2017 Accredited Investors (14)

4.7	Supplementary Agreement Related to Share Subscription by and between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang dated April 23, 2018 (English translation) (15)

4.8	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the April 2018 Accredited Investor (16)

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (1)

10.2	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (4)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership, as Seller, and Avalon GloboCare Corp., as Buyer dated as of December 22, 2016 (6)

10.4	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li dated January 11, 2017 (7)

10.5	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (8)

10.6	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (8)

10.7	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (11)

10.8	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (11)

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (12)

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (12)

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd.and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (12)

10.12	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation) (13)

10.13	Securities Purchase Agreement between Avalon GloboCare Corp. and GenExosome Technologies Inc. dated October 25, 2017 (14)

10.14	Asset Purchase Agreement between GenExosome Technologies Inc. and Yu Zhou dated October 25, 2017 (14)

10.15	Stock Purchase Agreement between GenExosome Technologies Inc., Beijing Jieteng (GenExosome) Biotech Co. Ltd. and Yu Zhou dated October 25, 2017 (14)

10.16	Executive Retention Agreement between GenExosome Technologies Inc. and Yu Zhou dated October 25, 2017 (14)

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between GenExosome Technologies Inc. and Yu Zhou dated October 25, 2017 (14)

10.18*	Amendment No.1 to the Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation)

14.1	Code of Ethics (1)

21.1	List of Subsidiaries (10)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2016.
(2)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 26, 2015.
(3)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on February 19, 2015.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 2, 2016.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2016.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 23, 2016.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2017.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 21, 2017.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 7, 2017.
(10)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 28, 2017.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2017.
(12)	Incorporated by reference to the Amendment No. 1 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 7, 2017.
(13)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2017.
(14) (15) (16)

Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 26, 2017.

Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2018.

Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 18, 2018.

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

AVALON GLOBOCARE CORP.
(Registrant)

Date: May 11, 2018	By:	/s/ David K. Jin
David K. Jin
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 11, 2018	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)