Form 10-Q
period 2018-06-30
Avalon Globocare Corp.
filed 2018-08-14
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-55709

AVALON GLOBOCARE CORP.

(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	47-1685128 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 14, 2018
Common Stock, $0.0001 par value per share	73,560,622 shares

AVALON GLOBOCARE CORP.

FORM 10-Q

June 30, 2018

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,643,316	$3,027,033
Accounts receivable, net of allowance for doubtful accounts	74,969	10,179
Accounts receivable - related party, net of allowance for doubtful accounts	144,779	—
Tenants receivable, net of allowance for doubtful accounts	38,527	38,469
Security deposit	328,615	6,916
Inventory	22,049	2,667
Prepaid expenses and other current assets	707,925	149,713

Total Current Assets	4,960,180	3,234,977

OTHER ASSETS:
Security deposit - noncurrent portion	—	25,322
Prepayment for long-term assets	67,044	153,688
Property and equipment, net	143,226	48,029
Investment in real estate, net	7,725,301	7,623,757
Intangible assets, net	1,419,474	1,583,260

Total Other Assets	9,355,045	9,434,056

Total Assets	$14,315,225	$12,669,033

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,702	$29
Accrued liabilities and other payables	299,788	124,064
Accrued liabilities and other payables - related parties	48,694	39,927
Deferred rental income	11,182	12,769
Loan payable	1,000,000	1,500,000
Interest payable	24,931	138,110
VAT and other taxes payable	12,516	2,997
Tenants’ security deposit	73,400	92,288
Due to related party	450,000	450,000
Refundable deposit	2,000,000	3,000,000

Total Current Liabilities	3,922,213	5,360,184

Commitments and Contingencies - (Note 20)	—	—

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized;
73,560,622 shares issued and 73,040,622 shares outstanding at June 30, 2018;
70,278,622 shares issued and outstanding at December 31, 2017	7,356	7,028
Additional paid-in capital	18,034,773	11,490,285
Less: common stock held in treasury, at cost;
520,000 and 0 shares at June 30, 2018 and December 31, 2017, respectively	(522,500)	—
Accumulated deficit	(6,293,627)	(3,517,654)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(135,404)	(91,994)
Total Avalon GloboCare Corp. stockholders’ equity	11,097,176	7,894,243
Non-controlling interest	(704,164)	(585,394)

Total Equity	10,393,012	7,308,849

Total Liabilities and Equity	$14,315,225	$12,669,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUES
Real property rental	$278,872	$222,254	$575,495	$222,254
Medical related consulting services - related parties	141,996	152,497	141,996	218,783
Development services and sales of developed products	75,225	—	86,515	—
Total Revenues	496,093	374,751	804,006	441,037

COSTS AND EXPENSES
Real property operating expenses	195,941	161,854	406,215	161,854
Medical related consulting services - related parties	124,715	125,231	124,715	224,812
Development services and sales of developed products	42,093	—	58,613	—
Total Costs and Expenses	362,749	287,085	589,543	386,666

REAL PROPERTY OPERATING INCOME	82,931	60,400	169,280	60,400
GROSS PROFIT (LOSS) FROM MEDICAL RELATED CONSULTING SERVICES	17,281	27,266	17,281	(6,029)
GROSS PROFIT FROM DEVELOPMENT SERVICES AND SALES OF DEVELOPED PRODUCTS	33,132	—	27,902	—

OTHER OPERATING EXPENSES:
Selling expenses	—	6,279	—	14,990
Compensation and related benefits	487,452	205,473	1,026,266	388,400
Professional fees	593,025	172,705	1,164,797	379,923
Other general and administrative	266,121	91,927	551,373	152,659

Total Other Operating Expenses	1,346,598	476,384	2,742,436	935,972

LOSS FROM OPERATIONS	(1,213,254)	(388,718)	(2,527,973)	(881,601)

OTHER INCOME (EXPENSE)
Interest income	1,300	210	1,708	1,004
Interest expense	(24,932)	(42,000)	(261,918)	(42,000)
Foreign currency transaction loss	(106,929)	—	(106,929)	(57,244)
Other income	—	—	328	—

Total Other Expense, net	(130,561)	(41,790)	(366,811)	(98,240)

LOSS BEFORE INCOME TAXES	(1,343,815)	(430,508)	(2,894,784)	(979,841)

INCOME TAXES	—	—	—	—

NET LOSS	$(1,343,815)	$(430,508)	$(2,894,784)	$(979,841)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(49,421)	—	(118,811)	—

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(1,294,394)	$(430,508)	$(2,775,973)	$(979,841)

COMPREHENSIVE LOSS:
NET LOSS	(1,343,815)	(430,508)	(2,894,784)	(979,841)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	(96,207)	7,647	(43,369)	(32,124)
COMPREHENSIVE LOSS	$(1,440,022)	$(422,861)	$(2,938,153)	$(1,011,965)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(49,540)	—	(118,770)	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(1,390,482)	$(422,861)	$(2,819,383)	$(1,011,965)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	71,979,678	64,628,622	71,122,356	63,617,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

  For the Six Months Ended June 30, 2018

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock		Additional				Accumulated Other
	Number of		Number of		Paid-in	Treasury	Accumulated	Statutory	Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Reserve	Loss	Interest	Equity

Balance, December 31, 2017	—	$—	70,278,622	$7,028	$11,490,285	$—	$(3,517,654)	$6,578	$(91,994)	$(585,394)	$7,308,849

Treasury stock purchase	—	—	—	—	—	(522,500)	—	—	—	—	(522,500)

Common shares issued in equity raise, net of fees associated with equity raise	—	—	3,107,000	311	5,056,332	—	—	—	—	—	5,056,643

Common shares issued for services	—	—	175,000	17	466,983	—	—	—	—	—	467,000

Stock-based compensation	—	—	—	—	1,021,173	—	—	—	—	—	1,021,173

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(43,410)	41	(43,369)

Net loss for the six months ended June 30, 2018	—	—	—	—	—	—	(2,775,973)	—	—	(118,811)	(2,894,784)

Balance, June 30, 2018	—	$—	73,560,622	$7,356	$18,034,773	$(522,500)	$(6,293,627)	$6,578	$(135,404)	$(704,164)	$10,393,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,894,784)	$(979,841)
Adjustments to reconcile net loss from operations to
net cash used in operating activities:
Depreciation and amortization	247,975	34,156
Stock-based compensation expense	1,082,923	266,467
Changes in operating assets and liabilities:
Accounts receivable	(67,542)	—
Accounts receivable - related parties	(150,516)	(160,964)
Tenants receivable	(58)	(25,433)
Inventory	(19,892)	—
Prepaid expenses and other current assets	(153,785)	21,653
Security deposit	(308,694)	(29,786)
Accounts payable	1,740	22,646
Accrued liabilities and other payables	176,584	146,680
Accrued liabilities and other payables - related parties	9,811	32,135
Deferred rental income	(1,587)	4,178
Interest payable	(113,179)	—
Income taxes payable	—	(21,191)
VAT and other taxes payable	9,850	(3,841)
Tenants’ security deposit	(18,888)	92,288

NET CASH USED IN OPERATING ACTIVITIES	(2,200,042)	(600,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,192)	(27,784)
Prepayment for purchase of long-term assets	(22,606)	—
Purchase of commercial real estate	—	(7,008,571)
Improvement of commercial real estate	(165,155)	—

NET CASH USED IN INVESTING ACTIVITIES	(197,953)	(7,036,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from loan payable	—	2,100,000
Repayments of loan	(500,000)	—
Proceeds received from related parties’ advance	—	70,000
Repayment of related parties’ advance	—	(500)
Repurchase of common stock	(522,500)	—
Refundable deposit in connection with Share Subscription Agreement	—	3,000,000
Refund for refundable deposit in connection with Share Subscription Agreement	(1,000,000)	—
Proceeds received from equity offering	5,437,250	—
Disbursements for equity offering costs	(380,607)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,034,143	5,169,500

EFFECT OF EXCHANGE RATE ON CASH	(19,865)	(36,527)

NET INCREASE (DECREASE) IN CASH	616,283	(2,504,235)

CASH - beginning of period	3,027,033	2,886,189

CASH - end of period	$3,643,316	$381,954

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$375,096	$—
Income taxes	$—	$21,190

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with Share Subscription Agreement	$—	$300
Acquisition of equipment by decreasing prepayment for long-term assets	$109,889	$—
Acquisition of real estate by decreasing prepayment for property	$—	$700,000
Common stock issued for future services	$405,250	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

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

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd, a British Virgin Island company (dormant, will be dissolved in 2018). There was no activity for the subsidiary since its incorporation through June 30, 2018.

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
JUNE 30, 2018

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

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of June 30, 2018 are as follows:

Name of Subsidiaries	Place and date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by AVCO	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in United States of America (“USA”)

Avalon (BVI) Ltd. (“Avalon BVI”)	British Virgin Island January 23, 2017	100% held by AVCO	Dormant, will be dissolved in 2018

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by AVCO	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in China

GenExosome Technologies Inc. (“GenExosome”)	Nevada July 31, 2017	60% held by AVCO	Develops proprietary diagnostic and therapeutic products leveraging exosome technology and markets and distributes proprietary Exosome Isolation Systems in USA

Beijing Jieteng (GenExosome) Biotech Co., Ltd. (“Beijing GenExosome”)	PRC August 7, 2015	100% held by GenExosome	Provides development services for hospitals and other customers and sells developed items to hospitals and other customers in China

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and six months ended June 30, 2018 and 2017 include the allowance for doubtful accounts, reserve for obsolete inventory, the useful life of property and equipment and investment in real estate and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, account receivable – related party, tenants receivable, security deposit, inventory, prepaid expenses and other current assets, accounts payable, accrued liabilities and other payables, accrued liabilities and other payables – related parties, deferred rental income, loan payable, interest payable, Value Added Tax (“VAT”) and other taxes payable, tenants’ security deposit, due to related party, and refundable deposit, approximate their fair market value based on the short-term maturity of these instruments. At June 30, 2018 and December 31, 2017, intangible assets were measured at fair value on a nonrecurring basis as shown in the following tables.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements (continued)

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2018	Impairment Loss
Patents and other technologies	$—	$—	$1,419,474	$1,419,474	$—

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017	Impairment Loss
Patents and other technologies	$—	$—	$1,583,260	$1,583,260	$923,769
Goodwill	—	—	—	—	397,569
Total	$—	$—	$1,583,260	$1,583,260	$1,321,338

In December 2017, the Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment as of December 31, 2017 and it calculated that the estimated undiscounted cash flows were less than the carrying amount of the intangible assets. Based on its analysis, the Company recognized an impairment loss of $1,321,338 for the year ended December 31, 2017, which reduced the value of intangible assets acquired to $1,583,260. The Company did not record any impairment charge for the three and six months ended June 30, 2018.

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

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and United States. At June 30, 2018 and December 31, 2017, cash balances in PRC are $1,318,799 and $1,327,009, respectively, are uninsured. At June 30, 2018 and December 31, 2017, cash balances in United States are $2,324,517 and $1,700,024, respectively. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk (continued)

At June 30, 2018 and December 31, 2017, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2018		December 31, 2017
United States	$2,324,517	63.8%	$1,700,024	56.2%
China	1,318,799	36.2%	1,327,009	43.8%
Total cash	$3,643,316	100.0%	$3,027,033	100.0%

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

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable at June 30, 2018 and December 31, 2017. The Company historically has not experienced uncollectible accounts from customers granted with credit sales.

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

Management believes that the tenants receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its tenants receivable at June 30, 2018 and December 31, 2017.

Inventory

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventory may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the lower of cost or estimated net realizable value. These reserve is recorded based on estimates. The Company did not record any inventory reserve at June 30, 2018 and December 31, 2017.

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
JUNE 30, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment in Real Estate and Depreciation

Investment in real estate is carried at cost less accumulated depreciation and consists of building and improvement. The Company depreciates real estate building and improvement on a straight-line basis over estimated useful life. Expenditures for ordinary repair and maintenance costs are charged to expense as incurred. Expenditure for improvements, renovations, and replacements of real estate asset is capitalized and depreciated over its estimated useful life if the expenditure qualifies as betterment. Real estate depreciation expense was $31,806 and $32,943 for the three months ended June 30, 2018 and 2017, respectively. Real estate depreciation expense was $63,611 and $32,943 for the six months ended June 30, 2018 and 2017, respectively.

Intangible Assets

Intangible assets consist of patents and other technologies. Patents and other technologies are being amortized on a straight-line method over the estimated useful life of 5 years.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and six months ended June 30, 2018 and 2017.

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

On October 25, 2017, Dr. Zhou was appointed to the board of directors of GenExosome and served as Co-chief executive officer of GenExosome. As of June 30, 2018 and December 31, 2017, the unpaid acquisition consideration of $450,000 was recorded as due to related party on the accompanying condensed consolidated balance sheets.

Deferred Rental Income

Deferred rental income represents rental income collected but not earned as of the reporting date. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of June 30, 2018 and December 31, 2017, deferred rental income totaled $11,182 and $12,769, respectively.

Value Added Tax

Avalon Shanghai is subject to a value added tax (“VAT”) of 6% for providing medical related consulting services and Beijing GenExosome is subject to a VAT of 3% for performing development services and sales of developed products. The amount of VAT liability is determined by applying the applicable tax rates to the invoiced amount of medical related consulting services provided and the invoiced amount of development services provided and sales of developed products (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). The Company reports revenue net of PRC’s value added tax for all the periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update Accounting Standards Update (“ASU”) (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers.

Types of revenue:

●	Rental revenue from leasing commercial property under operating leases with terms of generally three years or more.

●	Service fees under consulting agreements with related parties to provide medical related consulting services to its clients. The Company is paid for its services by its clients pursuant to the terms of the written consulting agreements. Each contract calls for a fixed payment.

●	Service fees under agreements to perform development services for hospitals other customers. The Company does not perform contracts that are contingent upon successful results.

●	Sales of developed products to hospitals and other customers.

Revenue recognition criteria:

●	The Company recognizes rental revenue from its commercial leases on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenants receivable in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred.

●	The Company recognizes revenue by providing medical related consulting services under written service contracts with its customers. Revenue related to its service offerings is recognized as the services are performed and amounts are earned and all other elements of revenue recognition have been satisfied. Prepayments, if any, received from customers prior to the services being performed are recorded as advance from customers. In these cases, when the services are performed, the amount recorded as advance from customers is recognized as revenue.

●	Revenue from development services performed under written contracts is recognized when it is earned pursuant to the terms of the contract. Each contract calls for a fixed dollar amount with a specified time period. These contracts generally involve up-front payment. Revenue is recognized for these projects as services are provided.

●	Revenue from sales of developed items to hospitals and other customers is recognized when items are shipped to customers and titles are transferred.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in cost of sales. For the three months ended June 30, 2018 and 2017, the Company did not incur shipping and handling costs. For the six months ended June 30, 2018 and 2017, shipping and handling costs amounted to $25 and $0, respectively.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company incurred research and development expense in the amount of $263 related to the development of proprietary diagnostic and therapeutic products leveraging exosome technology and optimization of Exosome Isolation Systems in the three and six months ended June 30, 2018. The Company did not incur any research and development costs during the three and six months ended June 30, 2017.

Advertising and Marketing Costs

All costs related to advertising and marketing are expensed as incurred. The Company did not incur any advertising and marketing expenses during the three and six months ended June 30, 2018 and 2017.

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

Development Services and Sales of Developed Products Costs

Costs of development services and sales of developed items includes inventory costs, materials and supplies costs, depreciation, internal labor and related benefits, other overhead costs and shipping and handling costs incurred.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2018 and December 31, 2017, the Company had no significant uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax year that remains subject to examination is the years ended December 31, 2017, 2016 and 2015. The Company recognizes interest and penalties related to significant uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2018 and December 31, 2017.

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

Asset and liability accounts at June 30, 2018 and December 31, 2017 were translated at 6.6225 RMB to $1.00 and at 6.5067 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the six months ended June 30, 2018 and 2017 were 6.3701 RMB and 6.8745 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the six months ended June 30, 2018 and 2017 consisted of net loss and unrealized (loss) gain from foreign currency translation adjustment.

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

Basic net loss per share are computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table presents a reconciliation of basic and diluted net loss per share:

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per Share Data (continued)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss available to Avalon GloboCare Corp. common shareholders for basic and diluted net loss per share of common stock	$(1,294,394)	$(430,508)	$(2,775,973)	$(979,841)
Weighted average common stock outstanding - basic and diluted	71,979,678	64,628,622	71,122,356	63,617,572
Net loss per common share attributable to Avalon GloboCare Corp. common shareholders - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	2,610,000	297,780	2,610,000	297,780
Warrants	578,891	—	578,891	—
Potentially dilutive securities	3,188,891	297,780	3,188,891	297,780

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

Non-controlling Interest

As of June 30, 2018, Dr. Yu Zhou, director and Co-Chief Executive Officer of GenExosome, who owned 40% of the equity interests of GenExosome, which is not under the Company’s control.

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
JUNE 30, 2018

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330):   Simplifying the Measurement of Inventory”, which provides new guidance regarding the measurement of inventory.  The new guidance requires most inventory to be measured at the lower of cost or net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard applies to companies other than those that measure inventory using last-in, first-out ("LIFO") or the retail inventory method.  The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early application is permitted. Effective January 1, 2017, the Company adopted ASU No. 2015-11 and it had no material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. This pronouncement is effective for reporting periods beginning after December 15, 2018 using a modified retrospective adoption method. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Modification Accounting for Share-Based Payment Arrangements”, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. Effective January 1, 2018, the Company adopted ASU No. 2017-09 and it had no material impact on the Company’s consolidated financial statements.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the TCJA).  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has applied this guidance to its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Ac t on December 22, 2017, which changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018, although early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05 (“ASU 2018-05), Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends ASC 740, Income Taxes, to provide guidance on accounting for tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Company has decided to follow the guidance provided by ASU 2018-05 and will leave the one-year measurement period open to evaluate the impact of the Tax Act.

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
JUNE 30, 2018

NOTE 4 – ACQUISITION (continued)

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Beijing GenExosome had occurred as of the beginning of the following periods:

	Three Months	Six Months
	Ended	Ended
	June 30, 2017	June 30, 2017
Net revenues	$374,751	$441,037
Net loss	$(441,384)	$(1,497,762)
Net loss attributable to Avalon GloboCare Corp. common shareholders	$(437,034)	$(1,490,116)
Net loss per share	$(0.01)	$(0.02)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 5 – INVENTORY

At June 30, 2018 and December 31, 2017, inventory consisted of the following:

	June 30, 2018	December 31, 2017
Raw material	$20,479	$2,667
Work-in-process	1,570	—
	22,049	2,667
Less: reserve for obsolete inventory	—	—
	$22,049	$2,667

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At June 30, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	June 30, 2018	December 31, 2017
Prepaid professional fees	$638,133	$65,000
Prepaid dues and subscriptions	4,169	49,167
Other	65,623	35,546
	$707,925	$149,713

NOTE 7 – PREPAYMENT FOR LONG-TERM ASSETS

At June 30, 2018 and December 31, 2017, prepayment for long-term assets consisted of the following:

	June 30, 2018	December 31, 2017
Prepayment for manufacturing equipment purchased	$67,044	$153,688
	$67,044	$153,688

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 8 – PROPERTY AND EQUIPMENT

At June 30, 2018 and December 31, 2017, property and equipment consisted of the following:

	Useful life	June 30, 2018	December 31, 2017
Laboratory equipment	5 Years	$118,887	$3,685
Office equipment and furniture	3 – 10 Years	31,546	31,440
Leasehold improvement	Shorter of useful life or lease term	24,122	24,551
		174,555	59,676
Less: accumulated depreciation		(31,329)	(11,647)
		$143,226	$48,029

For the three months ended June 30, 2018 and 2017, depreciation expense of property and equipment amounted to $10,897 and $1,187, respectively, of which, $819 and $0 was included in real property operating expenses, $5,864 and $0 was included in costs of development services and sales of developed products, and $4,214 and $1,187 was included in other operating expenses, respectively.

For the six months ended June 30, 2018 and 2017, depreciation expense of property and equipment amounted to $20,578 and $1,213, respectively, of which, $1,638 and $0 was included in real property operating expenses, $9,632 and $0 was included in costs of development services and sales of developed products, and $9,308 and $1,213 was included in other operating expenses, respectively.

NOTE 9 – INVESTMENT IN REAL ESTATE

At June 30, 2018 and December 31, 2017, investment in real estate consisted of the following:

	Useful life	June 30, 2018	December 31, 2017
Commercial real property building	39 Years	$7,708,571	$7,708,571
Improvement	12 Years	165,155	—
		7,873,726	7,708,571
Less: accumulated depreciation		(148,425)	(84,814)
		$7,725,301	$7,623,757

For the three months ended June 30, 2018 and 2017, depreciation expense of this commercial real property amounted to $31,806 and $32,943, which was included in real property operating expenses.

For the six months ended June 30, 2018 and 2017, depreciation expense of this commercial real property amounted to $63,611 and $32,943, which was included in real property operating expenses.

NOTE 10 – INTANGIBLE ASSETS

At June 30, 2018 and December 31, 2017, intangible assets consisted of the following:

	Useful Life	June 30, 2018	December 31, 2017
Patents and other technologies	5 Years	$1,583,260	$2,593,478
Goodwill		—	397,569
Less: accumulated amortization		(163,786)	(86,449)
Less: impairment loss		—	(1,321,338)
		$1,419,474	$1,583,260

For the three months ended June 30, 2018 and 2017, amortization expense amounted to $81,893 and $0, respectively. For the six months ended June 30, 2018 and 2017, amortization expense amounted to $163,786 and $0, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 10 – INTANGIBLE ASSETS (continued)

Amortization of intangible assets attributable to future periods is as follows:

Twelve-month periods ending June 30:	Amortization amount
2019	$327,571
2020	327,571
2021	327,571
2022	327,571
2023	109,190
$1,419,474

NOTE 11 – ACCRUED LIABILITIES AND OTHER PAYABLES

At June 30, 2018 and December 31, 2017, accrued liabilities and other payables consisted of the following:

	June 30, 2018	December 31, 2017
Accrued professional fees	$151,825	$82,913
Commercial real property building improvement payable	43,136	—
Accrued dues and subscriptions	25,000	—
Accrued payroll liability	6,649	6,767
Other	73,178	34,384
	$299,788	$124,064

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

As of June 30, 2018, the outstanding principal balance of the loan and related accrued and unpaid interest for the loan was $1,000,000 and $24,931, respectively.

On August 3, 2018, the Company signed an extension agreement for the loan with the maturity date of March 31, 2020 (See Note 22 – Loan Payable).

NOTE 13 – VAT AND OTHER TAXES PAYABLE

At June 30, 2018 and December 31, 2017, VAT and other taxes payable consisted of the following:

	June 30, 2018	December 31, 2017
VAT payable	$7,848	$819
Other taxes payable	4,668	2,178
	$12,516	$2,997

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 14 – RELATED PARTY TRANSACTIONS

Medical Related Consulting Services Revenue from Related Parties and Accounts Receivable – Related Party

During the three and six months ended June 30, 2018 and 2017, medical related consulting services revenue from related parties was as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Medical related consulting services provided to:

Beijing Daopei (1)	$141,996	$—	$141,996	$—
Shanghai Daopei (2)	—	—	—	66,286
Beijing Nanshan (3)	—	152,497	—	152,497
	$141,996	$152,497	$141,996	$218,783

(1)	Beijing Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

(2)	Shanghai Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

(3)	Beijing Nanshan is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

Accounts receivable – related party, net of allowance for doubtful accounts, at June 30, 2018 and December 31, 2017 amounted to $144,779 and $0, respectively, and no allowance for doubtful accounts is deemed to be required on accounts receivable – related party at June 30, 2018 and December 31, 2017.

Accrued Liabilities and Other Payables – Related Parties

At June 30, 2018 and December 31, 2017, the Company owed David Jin, its shareholder, chief executive officer, president and board member, of $21,563 and $15,387, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payable – related parties on the accompanying condensed consolidated balance sheets.

At June 30, 2018 and December 31, 2017, the Company owed Yu Zhou, co-chief executive officer of GenExosome, of $14,254 and $24,540, respectively, for accrued payroll, travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payable – related parties on the accompanying condensed consolidated balance sheets.

At June 30, 2018 and December 31, 2017, the Company owed Meng Li, its shareholder and chief operating officer, of $12,145 and $0, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

At June 30, 2018 and December 31, 2017, the Company owed Luisa Ingargiola, its chief financial officer, of $732 and $0, respectively, for travel reimbursement, which have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

Due to Related Party

In connection with the acquisition discussed elsewhere in this report, the Company acquired Beijing GenExosome in cash payment of $450,000, which will be paid upon Beijing GenExosome recording the change in ownership with the Ministry of Commerce of the People’s Republic of China in accordance with the Interim Measures for Record Management regarding the Establishment and Change of Foreign-invested Enterprises (revised). On October 25, 2017, Dr. Yu Zhou, the former sole shareholder of Beijing GenExosome, was appointed to the board of directors of GenExosome and served as co-chief executive officer of GenExosome. As of June 30, 2018 and December 31, 2017, the unpaid acquisition consideration of $450,000 was payable to Dr. Yu Zhou, co-chief executive officer and board member of GenExosome, and reflected as due to related party on the accompanying condensed consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 14 – RELATED PARTY TRANSACTIONS (continued)

Real Property Management Agreement

The Company pays a company, which is controlled by Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, for the management of its commercial real property located in New Jersey. The monthly property management fee is $5,417. The term of the property management agreement is two years commencing on May 5, 2017 and will expire on May 4, 2019. For the three months ended June 30, 2018 and 2017, the management fee related to the property management agreement amounted to $16,251 and $10,834, respectively. For the six months ended June 30, 2018 and 2017, the management fee related to the property management agreement amounted to $32,502 and $10,834, respectively.

NOTE 15 – EQUITY

Shares Authorized

The Company is authorized to issue 10,000,000 shares of preferred stock and 490,000,000 shares of common shares with a par value of $0.0001 per share.

There are no shares of its preferred stock issued and outstanding as of June 30, 2018 and December 31, 2017.

There are 73,560,622 and 70,278,622 shares of its common stock issued as of June 30, 2018 and December 31, 2017, respectively.

There are 73,040,622 and 70,278,622 shares of its common stock outstanding as of June 30, 2018 and December 31, 2017, respectively.

Treasury Stock

The Company records treasury stock using the cost method. On March 27, 2018, the Company repurchased 520,000 shares of its common stock from a third party through a privately negotiated transaction at an aggregate price of $522,500, of which $2,500 was paid to an escrow agent as share repurchase cost.

Common Shares Sold for Cash

During the second quarter of 2018, the Company sold 3,107,000 shares of common stock at $1.75 per share to four investors pursuant to subscription agreements. The Company received net cash proceeds of $5,056,643, net of cash fee paid to an investment banking firm of $380,607. In connection with this private offering, the Company issued a total of 218,391 stock warrants to the placement agent for the transaction. Among these warrants, 151,235 warrants with a fixed exercise price of $1.62 per share, 5,960 warrants with a fixed exercise price of $1.85 per share, 36,750 warrants with a fixed exercise price of $1.90 per share, 24,446 warrants with a fixed exercise price of $2.24 per share. These warrants are exercisable at any time for a five-year period.

The offer, sale and issuance of the above securities was made to accredited investors and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated there under with regard to the sale. No advertising or general solicitation was employed in offering the securities. The offer and sales were made to accredited investors and transfer of the common stock issued was restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended. The accredited investors acknowledged that they were not aware of nor did it review any registration statement or prospectus filed by the Company with the SEC.

Common Shares Issued for Services

During the six months ended June 30, 2018, pursuant to consulting agreements, the Company issued an aggregate of 175,000 shares of common stock to 3 consulting companies for the services rendered and to be rendered. These shares were valued at $467,000, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $61,750 for the three and six months ended June 30, 2018 and recorded prepaid expense of $405,250 as of June 30, 2018 which will be amortized over the rest of corresponding service periods.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

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

The offer, sale and issuance of the above securities was made to an accredited investor and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated there under with regard to the sale. No advertising or general solicitation was employed in offering the securities. The offer and sale was made to an accredited investor and transfer of the common stock issued was restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended.

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

On April 23, 2018, the Company, Avalon Shanghai, DOING and March 2017 Accredited Investor entered into a Supplementary Agreement Related to Share Subscription pursuant to which Avalon Shanghai agreed to pay RMB 8,256,000 (approximately $1.3 million based on the exchange rate on April 23, 2018) to DOING representing one-third of the DOING Investment plus 20% interest for the one-third DOING Investment resulting in a reduction in the March 2017 Shares by one-third to 2,000,000 shares. Further, the parties agreed that the BCC Repayment Obligation shall be extended to July 31, 2018 at which time DOING may require that the Company pay $2,000,000 plus 20% interest to DOING resulting in the cancellation of the remaining March 2017 Shares. However, DOING may, in its discretion, require that the remaining March 2017 Shares be transferred to a new nominal holder who shall pay the required subscription price, which funds will, in turn, be used to satisfy the BCC Repayment Obligation. The $1 million BCC Repayment Obligation and related interest was paid in full in May 2018.

As of June 30, 2018, the Company is obligated to DOING in the remaining principal amount of $2,000,000. The BCC Repayment Obligation is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The Company recorded the $2,000,000 as refundable deposit as of June 30, 2018 on the accompanying consolidated balance sheets, which was an earnest money from DOING in connection with the 2,000,000 common stock issued to the March 2017 Accredited Investor who is an entrusted party that holds the shares on behalf of DOING.

As of June 30, 2018 the Company is subject to the contingency of paying interest liability for the remaining $2,000,000 BCC Repayment Obligation upon the request of DOING. The Company records accrual for such contingency based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history and the specifics of this matter. The Company did not accrue any interest for the remaining $2,000,000 BCC Repayment Obligation since management has evaluated the claim and concluded the likelihood of the claim is remote.

On August 8, 2018, DOING and the March 2017 Accredited Investor sold the remaining 2,000,000 shares of common stock to a third party in consideration of $2,000,000. Therefore, the BCC Repayment Obligation was satisfied in full and the Company has no further obligation for DOING and the March 2017 Accredited Investor (See Note 22 – DOING Biomedical Technology Co., Ltd. Investment)

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 15 – EQUITY (continued)

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at June 30, 2018:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2018	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2018	Weighted Average Exercise Price
$0.50	2,000,000	8.62	$0.50	944,444	$0.50
1.49	60,000	3.83	1.49	60,000	1.49
1.00	230,000	2.77	1.00	210,000	1.00
2.50	120,000	4.51	2.50	60,000	2.50
1.00	180,000	2.84	1.00	0	1.00
2.30	20,000	4.93	2.30	10,000	2.30
$0.50–2.50	2,610,000	7.38	$0.71	1,284,444	$0.74

Stock options granted to employee and director

Employee and director stock option activities for the six months ended June 30, 2018 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,110,000	$0.54
Granted	140,000	2.47
Exercised	—	—
Outstanding at June 30, 2018	2,250,000	0.66
Options exercisable at June 30, 2018	1,104,444	$0.69
Options expected to vest	1,145,556	$0.63

The fair values of these options granted to employee and director during the six months ended June 30, 2018 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Dividend rate	0
Terms (in years)	5.0
Volatility	175.94 - 185.28%
Risk-free interest rate	2.25% - 2.78%

The aggregate fair value of the options granted to employee and director during the six months ended June 30, 2018 was $337,523, of which, for the three and six months ended June 30, 2018, $79,193 and $151,480, respectively, has been reflected as compensation and related benefits on the accompanying unaudited condensed consolidated statements of operations because the options were fully earned and non-cancellable.

As of June 30, 2018, the aggregate value of nonvested employee and director options was $1,575,471, which will be amortized as stock-based compensation expense as the options are vesting, over the remaining 1.58 years.

The aggregate intrinsic values of the employee and director stock options outstanding and the employee and director stock options exercisable at June 30, 2018 was $4,702,100 and $2,272,599, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 15 – EQUITY (continued)

Options (continued)

Stock options granted to employee and director (continued)

A summary of the status of the Company’s nonvested employee and director stock options granted as of June 30, 2018 and changes during the six months ended June 30, 2018 is presented below:

	Number of Options	Weighted Average Exercise Price	Grant Date Fair Value
Nonvested at December 31, 2017	1,428,889	$0.51	$1,876,079
Granted	140,000	2.47	337,523
Vested	(423,333)	(0.85)	(638,131)
Forfeited	—	—	—
Nonvested at June 30, 2018	1,145,556	$0.63	$1,575,471

Stock options granted to non-employee

Non-employee stock option activities for the six months ended June 30, 2018 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	180,000	$1.00
Granted	180,000	1.00
Exercised	—	—
Outstanding at June 30, 2018	360,000	1.00
Options exercisable at June 30, 2018	180,000	$1.00
Options expected to vest	180,000	$1.00

Stock-based compensation expense associated with stock options granted to non-employee is recognized as the stock options vest. The stock-based compensation expense related to non-employee will fluctuate as the fair value of the Company’s common stock fluctuates. Stock-based compensation expense associated with stock options granted to non-employee amounted to $172,305 and $383,042 for the three and six months ended June 30, 2018, respectively.

The fair values of these non-employee options vested in the six months ended June 30, 2018 and nonvested non-employee options as of June 30, 2018 were estimated using the Black-Scholes option-pricing model with the following assumptions:

Dividend rate	0
Terms (in years)	2.51 - 3.0
Volatility	172.87% - 188.29%
Risk-free interest rate	2.29% - 2.66%

As of June 30, 2018, the aggregate value of nonvested non-employee options was $303,319, which will be amortized as stock-based compensation expense over the remaining 0.33 years. The aggregate intrinsic values of the non-employee stock options outstanding and the non-employee stock options exercisable at June 30, 2018 was $630,000 and $315,000, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 15 – EQUITY (continued)

Options (continued)

Stock options granted to non-employee (continued)

A summary of the status of the Company’s nonvested non-employee stock options granted as of June 30, 2018 and changes during the six months ended June 30, 2018 is presented below:

	Number of Options	Weighted Average Exercise Price	Fair Value at June 30, 2018
Nonvested at December 31, 2017	180,000	$1.00
Granted	180,000	1.00
Vested	(180,000)	(1.00)
Forfeited	—	—
Nonvested at June 30, 2018	180,000	$1.00	$454,979

Warrants

In connection with equity raise, the Company issued a total of 578,891 stock warrants at various fixed exercise price to an investment banking firm. These warrants are exercisable at any time for a five-year period. The fair value of these warrants was debited to the account of additional paid-in capital and was fully offset by the corresponding credit to the additional paid-in capital, resulting in no change in net equity of the balance sheet.

Stock warrants activities during the six months ended June 30, 2018 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2017	—	$—
Issued	578,891	1.28
Exercised	—	—
Outstanding and exercisable at June 30, 2018	578,891	1.28

The aggregate intrinsic value of the warrants outstanding and exercisable at June 30, 2018 was $850,840.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding and exercisable at June 30, 2018:

Warrants Outstanding and Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2018	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.00	360,500	4.75	$1.00
1.62	151,235	4.81	1.62
1.85	5,960	4.82	1.85
1.90	36,750	4.85	1.90
2.24	24,446	4.90	2.24
$1.00–2.24	578,891	4.78	$1.28

NOTE 16 - STATUTORY RESERVE

Avalon Shanghai and Beijing GenExosome operate in the PRC, are required to reserve 10% of their net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai and Beijing GenExosome during the six months ended June 30, 2018 as they incurred net losses in the period.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 17 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and six months ended June 30, 2018 and 2017.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Customer	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
A (Beijing Daopei, a related party)	29%	*	18%	*
B (Beijing Nanshan, a related party)	0%	41%	0%	35%
C (Shanghai Daopei, a related party)	0%	*	0%	15%
D	16%	14%	20%	12%
E	11%	*	13%	*
F	*	*	11%	*

*Less than 10%

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and accounts receivable – related party and tenants receivable at June 30, 2018, accounted for 74.9% of the Company’s total outstanding accounts receivable and accounts receivable – related party and tenants receivable at June 30, 2018.

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and tenants receivable at December 31, 2017, accounted for 48.9% of the Company’s total outstanding accounts receivable and tenants receivable at December 31, 2017.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three and six months ended June 30, 2018 and 2017.

One supplier accounted for 100% of the Company’s total outstanding accounts payable at June 30, 2018.

One supplier accounted for 100% of the Company’s total outstanding accounts payable at December 31, 2017.

Concentrations of Credit Risk

At June 30, 2018 and December 31, 2017, cash balances in the PRC are $1,318,799 and $1,327,009, respectively, are uninsured. The Company has not experienced any losses in PRC bank accounts and believes it is not exposed to any risks on its cash in PRC bank accounts.

The Company maintains its cash in United States bank and financial institution deposits that at times may exceed federally insured limits. At June 30, 2018 and December 31, 2017, the Company’s cash balances in United States bank accounts had approximately $1,507,000 and $1,162,000 in excess of the federally-insured limits, respectively. The Company has not experienced any losses in its United States bank accounts through and as of the date of this report.

NOTE 18 – SEGMENT INFORMATION

For the three and six months ended June 30, 2018, the Company operated in three reportable business segments - (1) the real property operating segment, (2) the medical related consulting services segment, and (3) the performing development services for hospitals and other customers and sales of developed products to hospitals and other customers segment. For the three and six months ended June 30, 2017, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three and six months ended June 30, 2018 and 2017 was as follows:

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 18 – SEGMENT INFORMATION (continued)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues
Real property operating	$278,872	$222,254	$575,495	$222,254
Medical related consulting services – related parties	141,996	152,497	141,996	218,783
Development services and sales of developed products	75,225	—	86,515	—
	496,093	374,751	804,006	441,037
Depreciation and amortization
Real property operating	32,625	32,943	65,249	32,943
Medical related consulting services	3,991	1,187	7,997	1,213
Development services and sales of developed products	87,980	—	174,729	—
	124,596	34,130	247,975	34,156
Interest expense
Real property operating	24,932	42,000	261,918	42,000
Medical related consulting services	—	—	—	—
Development services and sales of developed products	—	—	—	—
	24,932	42,000	261,918	42,000
Net income (loss)
Real property operating	5,617	(1,234)	(232,083)	(1,234)
Medical related consulting services	16,456	54,782	(157,018)	(161,789)
Development services and sales of developed products	(196,896)	—	(297,028)	—
Other (a)	(1,168,992)	(484,056)	(2,208,655)	(816,818)
	$(1,343,815)	$(430,508)	$(2,894,784)	$(979,841)

Identifiable long-lived tangible assets at June 30, 2018 and December 31, 2017	June 30, 2018	December 31, 2017
Real property operating	$7,745,277	$7,645,371
Medical related consulting services	12,507	20,558
Development services and sales of developed products	110,743	5,857
	$7,868,527	$7,671,786

Identifiable long-lived tangible assets at June 30, 2018 and December 31, 2017	June 30, 2018	December 31, 2017
United States	$7,746,017	$7,646,270
China	122,510	25,516
	$7,868,527	$7,671,786

(a)	The Company does not allocate any general and administrative expense of its being a public company activities to its reportable segments as these activities are managed at a corporate level.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 19 – NONCONTROLLING INTEREST

As of June 30, 2018, Dr. Yu Zhou, director and Co-Chief Executive Officer of GenExsome, who owned 40% of the equity interests of GenExosome, which is not under the Company’s control. The following is a summary of noncontrolling interest activities in the six months ended June 30, 2018.

Amount
Noncontrolling interest at December 31, 2017	$(585,394)
Net loss attributable to noncontrolling interest	(118,811)
Foreign currency translation adjustment attributable to noncontrolling interest	41
Noncontrolling interest at June 30, 2018	$(704,164)

NOTE 20 – COMMITMENTS AND CONTINCENGIES

Severance Payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $528,900 as of June 30, 2018 and December 31, 2017, which have not been reflected in its condensed consolidated financial statements since the Company concluded that the likelihood is remote at this moment.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 20 – COMMITMENTS AND CONTINCENGIES (continued)

Education Program Agreement

On February 12, 2018, the Company entered into an education program agreement with a third party. The term of this agreement is one year. In accordance to this agreement, the Company pays an annual fee of $200,000. At June 30, 2018, the accrued fee related to the agreement was $25,000, which was included in accrued liabilities and other payables on the accompanying condensed consolidated balance sheets.

Operating Leases

Beijing GenExosome Office Lease

In March 2017, Beijing GenExosome signed an agreement to lease its facilities and equipment under operating lease. Pursuant to the signed lease, the annual rent is RMB 41,000 (approximately $6,000). The term of the lease is one year commencing on March 15, 2017 and expired on March 14, 2018. Beijing GenExosome renewed the lease in fiscal 2018. Pursuant to the renewed lease, the annual rent is RMB 41,000 (approximately $6,000) and the renewed lease expires on March 14, 2019. During the three and six months ended June 30, 2018, rent expense related to the operating lease amounted to approximately $1,600 and $3,200, respectively. Future minimum rental payment required under this operating lease is as follows:

Twelve-month Period Ending June 30:	Amount
2019	$4,385

GenExosome Office Lease

In December 2017, GenExosome signed an agreement to lease its office space in Ohio, United States under operating lease. Pursuant to the executed lease, the monthly rent is $300. The term of the lease is one year commencing on January 1, 2018 and expires on December 31, 2018. During the three and six months ended June 30, 2018, rent expense related to the operating lease amounted to $900 and $1,800, respectively. Future minimum rental payment required under this operating lease is as follows:

Twelve-month Period Ending June 30:	Amount
2019	$1,800

Avalon Shanghai Office Lease

On January 19, 2017, Avalon Shanghai entered into a lease for office space in Beijing, China with a third party (the “Beijing Office Lease”). Pursuant to the Beijing Office Lease, the monthly rent is RMB 50,586 (approximately $8,000) with a required security deposit of RMB 164,764 (approximately $25,000). In addition, Avalon Shanghai needs to pay monthly maintenance fees of RMB 4,336 (approximately $700). The term of the Beijing Office Lease is 26 months commencing on January 1, 2017 and will expire on February 28, 2019 with two months of free rent in the months of December 2017 and February 2019. For the three months ended June 30, 2018 and 2017, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $23,000 and $18,500, respectively. For the six months ended June 30, 2018 and 2017, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $49,000 and $42,500, respectively. Future minimum rental payment required under the Beijing Office Lease is as follows:

Twelve-month Period Ending June 30:	Amount
2019	$58,707

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

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

The Company’s PRC subsidiaries’ net assets as of June 30, 2018 and December 31, 2017 did not exceed 25% of the Company’s consolidated net assets. Accordingly, Parent Company’s condensed financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

NOTE 22 – SUBSEQUENT EVENTS

Avactis Biosciences

On July 18, 2018, the Company formed a wholly owned subsidiary, Avactis Biosciences, Inc., a Nevada corporation, which will be focused on accelerating commercial activities related to Chimeric Antigen Receptor (CAR)-T technologies. The new subsidiary is designed to integrate and optimize our global scientific and clinical resources to further advance the use of CAR-T to treat certain cancers.

Letter of Intent with Arbele Limited, a Hong Kong Company

On July 30, 2018, the Company signed a Letter of Intent with Arbele Limited, a Hong Kong Company for a proposed strategic partnership agreement. The purpose of the proposed Transaction is to form a joint venture company, AVAR (China) Biotherapeutics (“JV”), to develop, manufacture, and commercializing CAR-T immunotherapy for treating cancer patients in China, utilizing intellectual property from Arbele and the clinical platform of the LuDaopei Medical Group in China. The intention of the parties is to enter into definitive agreements by December 31, 2018. The Company paid a $100,000 fee to Arbele for a five-month exclusive right to complete the definitive agreements for the transaction.

Strategic Partnership with Weill Cornell Medical College

On August 6, 2018, the Company entered into a strategic partnership agreement with Weill Cornell’s cGMP Cellular Therapy Facility and Laboratory for Advanced Cellular Engineering headed by Dr. Yen-Michael Hsu. This strategic partnership aims to co-develop bio-production and standardization procedures in procurement, storage, processing, clinical study protocols, and bio-banking for Chimeric Antigen Receptor (CAR)-T therapy, in accordance with the Foundation of Accreditation for Cellular Therapy (FACT) and American Association of Blood Banks (AABB) standards. This partnership also includes a CAR-T education program to support and foster collaborative research and training programs for scientists and clinicians between Weill Cornell and Hebei Yanda LuDaopei Hospital, which is our main affiliated clinical facility as well as the world’s single largest medical institution in CAR-T therapy.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 22 – SUBSEQUENT EVENTS (continued)

Changes to Board of Directors

On July 5, 2018, William B. Stilley, III was appointed to the Board of Directors. Mr. Stilley will receive options to acquire 40,000 shares of common stock per year commencing January 1, 2019 at an exercise price equal to the closing price on December 31st of the prior year. The options shall vest in equal amounts quarterly and shall be exercisable for a period of five years. For 2018, the Company granted Mr. Stilley options to acquire 20,000 shares of common stock at an exercise price of $2.30 for a term of five years with 10,000 options vesting immediately and the balance vesting October 1, 2018. In addition, Mr. Stilley will receive $7,500 per quarter for serving as chairman of the audit committee commencing upon formation.

On July 9, 2018, Meng Li resigned as a director of the Company. Ms. Li will continue to serve as our Chief Operating Officer and Secretary and will also serve as an observer to the Board of Directors without voting capacity.

On July 30, 2018, Steven A. Sanders was appointed to the Board of Directors. Mr. Sanders will receive options to acquire 40,000 shares of common stock per year commencing January 1, 2019 at an exercise price equal to the closing price on December 31st of the prior year. The options shall vest in equal amounts quarterly and shall be exercisable for a period of five years. For 2018, the Company granted Mr. Sanders options to acquire 20,000 shares of common stock at an exercise price of $2.80 for a term of five years with 10,000 options vesting immediately and the balance vesting October 1, 2018. In addition, Mr. Sanders will receive $5,000 per quarter for serving as a member of our audit committee and nominating and corporate governance committee, respectively, commencing upon formation.

On July 30, 2018, Steven P. Sukel resigned as a director of the Company.

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

On April 23, 2018, the Company, Avalon Shanghai, DOING and March 2017 Accredited Investor entered into a Supplementary Agreement Related to Share Subscription pursuant to which Avalon Shanghai agreed to pay RMB 8,256,000 (approximately $1.3 million based on the exchange rate on April 23, 2018) to DOING representing one-third of the DOING Investment plus 20% interest for the one-third DOING Investment resulting in a reduction in the March 2017 Shares by one-third to 2,000,000 shares. Further, the parties agreed that the BCC Repayment Obligation shall be extended to July 31, 2018 at which time DOING may require that the Company pay $2,000,000 plus 20% interest to DOING resulting in the cancellation of the remaining March 2017 Shares. However, DOING may, in its discretion, require that the remaining March 2017 Shares be transferred to a new nominal holder who shall pay the required subscription price, which funds will, in turn, be used to satisfy the BCC Repayment Obligation (See Note 15 - Common Shares Issued for Share Subscription Agreement).

On August 8, 2018, DOING and the March 2017 Accredited Investor sold the remaining 2,000,000 shares of common stock to a third party in consideration of $2,000,000. Therefore, the BCC Repayment Obligation was satisfied in full and the Company has no further obligation for DOING and the March 2017 Accredited Investor.

Loan Payable

On August 3, 2018, the Company signed an extension agreement for its loan with the maturity date of March 31, 2020 (See Note 12).

Common Shares Sold for Cash

On August 13, 2018, the Company sold 939,450 shares of common stock at $2.25 per share to investors pursuant to subscription agreements. The Company receive gross proceeds of $2,113,763.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 13, 2018. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Further, we produce revenue by performing development services for hospitals and other customers and sales of developed products to hospitals and other customers through GenExosome Technologies Inc. (“GenExosome”) and Beijing Jieteng (GenExosome) Biotech Co., Ltd. (“Beijing GenExosome”).

We also own and operate rental real property in New Jersey.

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd., or Unicorn, pursuant to which the parties agreed to establish a company named Airuikang Biological Technology Co., Ltd., or ABT, which will be owned 60% by Unicorn and 40% by Avalon Shanghai. Within two years of execution of the Joint Venture Agreement, Unicorn shall invest cash into ABT in an amount not less than RMB 8,000,000 Yuan (approximately $1.2 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by the ABT, and Avalon Shanghai shall invest cash into ABT in an amount not less than 10,000,000 Yuan (approximately $1.5 million). The board of directors of ABT shall consist of five members with Unicorn appointing three members and Avalon Shanghai appointing two members. ABT will be focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

On July 18, 2018, the Company formed a wholly owned subsidiary, Avactis Biosciences, Inc., a Nevada corporation, which will be focused on accelerating commercial activities related to Chimeric Antigen Receptor (CAR)-T technologies. The new subsidiary is designed to integrate and optimize our global scientific and clinical resources to further advance the use of CAR-T to treat certain cancers.

On July 30, 2018, the Company signed a Letter of Intent with Arbele Limited, a Hong Kong Company for a proposed strategic partnership agreement. The purpose of the proposed Transaction is to form a joint venture company, AVAR (China) Biotherapeutics (“JV”), to develop, manufacture, and commercializing CAR-T immunotherapy for treating cancer patients in China, utilizing intellectual property from Arbele and the clinical platform of the LuDaopei Medical Group in China. The intention of the parties is to enter into definitive agreements by December 31, 2018. The Company paid a $100,000 fee to Arbele for a five-month exclusive right to complete the definitive agreements for the transaction.

On August 6, 2018, the Company entered into a strategic partnership agreement with Weill Cornell’s cGMP Cellular Therapy Facility and Laboratory for Advanced Cellular Engineering headed by Dr. Yen-Michael Hsu. This strategic partnership aims to co-develop bio-production and standardization procedures in procurement, storage, processing, clinical study protocols, and bio-banking for Chimeric Antigen Receptor (CAR)-T therapy, in accordance with the Foundation of Accreditation for Cellular Therapy (FACT) and American Association of Blood Banks (AABB) standards. This partnership also includes a CAR-T education program to support and foster collaborative research and training programs for scientists and clinicians between Weill Cornell and Hebei Yanda LuDaopei Hospital, which is our main affiliated clinical facility as well as the world’s single largest medical institution in CAR-T therapy.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to the allowance for doubtful accounts, reserve for obsolete inventory, the useful life of property and equipment and investment in real estate and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update Accounting Standards Update (“ASU”) (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We adopted this standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on our sources of revenue, we have concluded that ASU 2014-09 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers.

Types of revenue:

●	Rental revenue from leasing commercial property under operating leases with terms of generally three years or more.

●	Service fees under consulting agreements with related parties to provide medical related consulting services to our clients. We are paid for our services by our clients pursuant to the terms of the written consulting agreements. Each contract calls for a fixed payment.

●	Service fees under agreements to perform development services for hospitals and other customers. We do not perform contracts that are contingent upon successful results.

●	Sales of developed products to hospitals and other customers.

Revenue recognition criteria:

●	We recognize rental revenue from our commercial leases on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenants receivable in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred.

●	We recognize revenue by providing medical related consulting services under written service contracts with our customers. Revenue related to our service offerings is recognized as the services are performed and amounts are earned and all other elements of revenue recognition have been satisfied. Prepayments, if any, received from customers prior to the services being performed are recorded as advance from customers. In these cases, when the services are performed, the amount recorded as advance from customers is recognized as revenue.

●	Revenue from development services performed under written contracts is recognized when it is earned pursuant to the terms of the contract. Each contract calls for a fixed dollar amount with a specified time period. These contracts generally involve up-front payment. Revenue is recognized for these projects as services are provided.

●	Revenue from sales of developed items to hospitals and other customers is recognized when items are shipped to customers and titles are transferred.

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

Non-controlling Interest

As of June 30, 2018, Dr. Yu Zhou, director and co- chief executive officer of GenExosome, who owned 40% of the equity interests of GenExosome, which is not under our control.

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

Recent Accounting Pronouncements

For details of applicable new accounting standards, please, refer to Recent Accounting Pronouncements in Note 3 of our unaudited condensed consolidated financial statements accompanying this report.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Revenues

We generated real property rental revenue commencing in May 2017. We generated revenue from medical related consulting services commencing in July 2016 and we had revenue from performing development services for hospitals and other customers and sales of developed products to hospitals and other customers commencing on October 25, 2017.

For the three months ended June 30, 2018, we had real property rental revenue of $278,872, as compared to $222,254 for the three months ended June 30, 2017, an increase of $56,618, or 25.5%, since we started to generate real property rental revenue in May 2017. For the six months ended June 30, 2018, we had real property rental revenue of $575,495, as compared to $222,254 for the six months ended June 30, 2017, an increase of $353,241, or 158.9%, since we started to generate real property rental revenue in May 2017.

For the three months ended June 30, 2018, we had medical related consulting services revenue from related parties of $141,996, as compared to $152,497 for the three months ended June 30, 2017, a decrease of $10,501, or 6.9%. For the six months ended June 30, 2018, we had medical related consulting services revenue from related parties of $141,996, as compared to $218,783 for the six months ended June 30, 2017, a decrease of $76,787, or 35.1%. The decrease was primarily due to the decreased demand for our consulting service from our related parties.

For the three and six months ended June 30, 2018, we had revenue from contract services through performing development services for hospitals and other customers and sales of developed products to hospitals and other customers of $75,225 and $86,515, respectively.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended June 30, 2018, our real property operating expenses amounted to $195,941, as compared to $161,854 for the three months ended June 30, 2017, an increase of $34,087, or 21.1%, since we started our real property rental operations in May 2017. For the six months ended June 30, 2018, our real property operating expenses amounted to $406,215, as compared to $161,854 for the six months ended June 30, 2017, an increase of $244,361, or 151.0%, since we started our real property rental operations in May 2017.

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

For the three months ended June 30, 2018, costs of medical related consulting services amounted to $124,715, as compared to $125,231 for the three months ended June 30, 2017, a decrease of $516, or 0.4%. For the six months ended June 30, 2018, costs of medical related consulting services amounted to $124,715, as compared to $224,812 for the six months ended June 30, 2017, a decrease of $100,097, or 44.5%. The decrease was primarily attributable to the decrease in medical related consulting services revenue.

Costs of development services and sales of developed products include inventory costs, materials and supplies costs, internal labor and related benefits, depreciation, other overhead costs and shipping and handling costs incurred.

Costs of development services for hospitals and other customers and sales of developed products to hospitals and other customers was $42,093 and $58,613, respectively, for the three and six months ended June 30, 2018. There were no comparable revenue nor costs of revenue from our development services and sales of developed products operations prior to the date of acquisition, October 25, 2017.

Real Property Operating Income

Our real property operating income for the three months ended June 30, 2018 was $82,931, representing an increase of $22,531 or 37.3% as compared to $60,400 for the three months ended June 30, 2017, which was mainly attributable to we started our real property rental operations in May 2017.

Our real property operating income for the six months ended June 30, 2018 was $169,280, representing an increase of $108,880 or 180.3% as compared to $60,400 for the six months ended June 30, 2017, which was mainly attributable to we started our real property rental operations in May 2017.

Gross Profit (Loss) from Medical Related Consulting Services and Gross Margin

Gross profit from medical related consulting services for the three months ended June 30, 2018 was $17,281, as compared to $27,266 for the three months ended June 30, 2017, a decrease of $9,985, or 36.6%. The decrease was primarily attributable to the decrease in our medical related consulting revenue.

Gross profit from medical related consulting services for the six months ended June 30, 2018 was $17,281, as compared to gross loss from medical related consulting services of $6,029 for the six months ended June 30, 2017, a change of $23,310 or 386.6%. The change was mainly attributable to the decrease in our medical related consulting costs for the six months ended June 30, 2018.

Gross margin decreased to 12.2% for the three months ended June 30, 2018 from 17.9% for the three months ended June 30, 2017. The decrease in gross margin was primarily resulted from low consulting services revenue and the allocation of fixed costs, mainly consisting of internal labor and related benefits, to costs of the low level of consulting revenue.

Gross margin increased to 12.2% for the six months ended June 30, 2018 from (2.8)% for the six months ended June 30, 2017. The different medical related consulting services agreement in the six months ended June 30, 2018 had an effect of improving gross margin as compared to the six months ended June 30, 2017.

Gross Profits from Development Services and Sales of Developed Products and Gross Margin

Our gross profit from development services and sales of developed products was $33,132 and $27,902, respectively, for the three and six months ended June 30, 2018, representing gross margin of 44.0% and 32.3%, respectively.

Other Operating Expenses

For the three and six months ended June 30, 2018 and 2017, other operating expenses consisted of the following:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Selling expenses	$—	$6,279	$—	$14,990
Compensation and related benefits	487,452	205,473	1,026,266	388,400
Professional fees	593,025	172,705	1,164,797	379,923
Amortization	81,893	—	163,786	—
Travel and entertainment	82,085	31,192	140,033	39,800
Rent and related utilities	26,173	31,899	55,561	68,327
Other general and administrative	75,970	28,836	191,993	44,532
	$1,346,598	$476,384	$2,742,436	$935,972

●	Our selling expense consisted of salaries of sales personnel and travel and entertainment costs incurred by our sales department. We did not incur any selling expense in the three and six months ended June 30, 2018.

●	For the three months ended June 30, 2018, compensation and related benefits increased by $281,979, or 137.2%, as compared to the three months ended June 30, 2017. The significant increase was primarily attributable to an increase in stock-based compensation of approximately $194,000 which reflected the value of options granted and vested to our management in the second quarter of fiscal 2018, and an increase in employee salaries and related benefits of approximately $88,000 due to the increase in general and administrative personnel resulting from our business expansion. For the six months ended June 30, 2018, compensation and related benefits increased by $637,866, or 164.2%, as compared to the six months ended June 30, 2017. The significant increase was primarily attributable to an increase in stock-based compensation of approximately $372,000 which reflected the value of options granted and vested to our management in the first half of fiscal 2018, and an increase in employee salaries and related benefits of approximately $266,000 due to the increase in general and administrative personnel resulting from our business expansion.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to being a public company. For the three months ended June 30, 2018, professional fees increased by $420,320, or 243.4%, as compared to the three months ended June 30, 2017. The significant increase was mainly attributable to an increase in consulting fees of approximately $329,000 due to the increase in use of consulting services providers, an increase in investor relations charge of approximately $50,000 due to the increase in investor relations activities incurred, and an increase in other miscellaneous items of approximately $41,000 reflecting our business expansion. For the six months ended June 30, 2018, professional fees increased by $784,874, or 206.6%, as compared to the six months ended June 30, 2017. The significant increase was mainly attributable to an increase in consulting fees of approximately $600,000 due to the increase in use of consulting services providers, an increase in investor relations charge of approximately $93,000 due to the increase in investor relations activities incurred, an increase in legal service fee of approximately $34,000 due to the increase in use of legal services providers, and an increase in other miscellaneous items of approximately $58,000 reflecting our business expansion.

●	For the three months ended June 30, 2018, amortization expense increased by $81,893, or 100.0%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, amortization expense increased by $163,786, or 100.0%, as compared to the six months ended June 30, 2017. We purchased intangible assets and commenced to amortize it in the fourth quarter of fiscal 2017.

●	For the three months ended June 30, 2018, travel and entertainment expense increased by $50,893, or 163.2%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, travel and entertainment expense increased by $100,233, or 251.8%, as compared to the six months ended June 30, 2017. The increase was mainly due to our business expansion.

●	For the three months ended June 30, 2018, rent and related utilities expenses decreased by $5,726, or 18.0%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, rent and related utilities expenses decreased by $12,766, or 18.7%, as compared to the six months ended June 30, 2017.

●	Other general and administrative expenses mainly consisted of office supplies, miscellaneous taxes, bank service charge, academic sponsorship and other miscellaneous items. For the three months ended June 30, 2018, other general and administrative expenses increased by $47,134, or 163.5%, as compared to the three months ended June 30, 2017. The increase was primarily due to an increase in academic sponsorship incurred of approximately $50,000, offset by a decrease in other miscellaneous items of approximately $3,000. For the six months ended June 30, 2018, other general and administrative expenses increased by $147,461, or 331.1%, as compared to the six months ended June 30, 2017. The increase was primarily due to an increase in academic sponsorship incurred of approximately $75,000, and an increase in other miscellaneous items of approximately $72,000 resulting from our business expansion.

Loss from Operations

As a result of the foregoing, for the three months ended June 30, 2018, loss from operations amounted to $1,213,254, as compared to $388,718 for the three months ended June 30, 2017, a change of $824,536, or 212.1%.

As a result of the foregoing, for the six months ended June 30, 2018, loss from operations amounted to $2,527,973, as compared to $881,601 for the six months ended June 30, 2017, a change of $1,646,372, or 186.7%.

Other Income (Expense)

Other income (expense) includes interest income from bank deposits, interest expense incurred from our outstanding loan and $1 million refundable deposit which we repaid in April 2018 as described elsewhere in this report, foreign currency transaction loss, and other nominal income.

Other expense, net, totaled $130,561 for the three months ended June 30, 2018, as compared to $41,790 for the three months ended June 30, 2017, a change of $88,771, which was mainly attributable to an increase in foreign currency transaction loss of approximately $107,000, offset by a decrease in interest expense of approximately $17,000.

Other expense, net, totaled $366,811 for the six months ended June 30, 2018, as compared to $98,240 for the six months ended June 30, 2017, a change of $268,571, which was mainly attributable to an increase in interest expense of approximately $220,000, and an increase in foreign currency transaction loss of approximately $50,000.

Income Taxes

We did not have any income taxes expense for the three and six months ended June 30, 2018 and 2017 since we incurred losses in the periods.

Net Loss

As a result of the factors described above, our net loss was $1,343,815 for the three months ended June 30, 2018, as compared to $430,508 for the three months ended June 30, 2017, a change of $913,307 or 212.1%.

As a result of the factors described above, our net loss was $2,894,784 for the six months ended June 30, 2018, as compared to $979,841 for the six months ended June 30, 2017, a change of $1,914,943 or 195.4%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $1,294,394, or $(0.02) per share (basic and diluted) for the three months ended June 30, 2018, as compared with net loss attributable to Avalon GloboCare Corp. common shareholders of $430,508, or $(0.01) per share (basic and diluted) for the three months ended June 30, 2017, a change of $863,886 or 200.7%.

The net loss attributable to Avalon GloboCare Corp. common shareholders was $2,775,973 or $(0.04) per share (basic and diluted) for the six months ended June 30, 2018, as compared with net loss attributable to Avalon GloboCare Corp. common shareholders of $979,841, or $(0.02) per share (basic and diluted) for the six months ended June 30, 2017, a change of $1,796,132 or 183.3%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon (BVI) Ltd. (dormant, will be dissolved in 2018), Avalon RT 9, and GenExosome, is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing GenExosome, is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenue, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $96,207 and a foreign currency translation gain of $7,647 for the three months ended June 30, 2018 and 2017, respectively. We reported a foreign currency translation loss of $43,369 and $32,124 for the six months ended June 30, 2018 and 2017, respectively. This non-cash loss/gain had the effect of increasing/decreasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $1,440,022 and $422,861 for the three months ended June 30, 2018 and 2017, respectively. We had comprehensive loss of $2,938,153 and $1,011,965 for the six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2018 and December 31, 2017, we had cash balance of approximately $3,643,000 and $3,027,000, respectively. These funds are kept in financial institutions located as follows:

Country:	June 30, 2018		December 31, 2017
United States	$2,324,517	63.8%	$1,700,024	56.2%
China	1,318,799	36.2%	1,327,009	43.8%
Total cash	$3,643,316	100.0%	$3,027,033	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2017 to June 30, 2018:

			December 31, 2017 to June 30, 2018
	June 30, 2018	December 31, 2017	Change	Percentage Change
Working capital (deficit):
Total current assets	$4,960,180	$3,234,977	$1,725,203	53.3%
Total current liabilities	3,922,213	5,360,184	(1,437,971)	(26.8)%
Working capital (deficit)	$1,037,967	$(2,125,207)	$3,163,174	(148.8)%

Our working capital increased by $3,163,174 to working capital of $1,037,967 at June 30, 2018 from working capital deficit of $2,125,207 at December 31, 2017. The increase in working capital was primarily attributable to an increase in cash of approximately $616,000, an increase in accounts receivable – related party, net of allowance for doubtful accounts, of approximately $145,000, an increase in security deposit of approximately $322,000 mainly due to a deposit of $302,000 made in 2018 pursuant to a Joint Venture Agreement entered on May 29, 2018, an increase in prepaid expenses and other current assets of approximately $558,000 primarily due to the prepayment made for professional services in 2018, a decrease in loan payable of approximately $500,000 due to the repayment made in 2018, a decrease in interest payable of approximately $113,000, and a decrease in refundable deposit of approximately $1,000,000 resulting from the payment made to DOING to satisfy the BCC Repayment Obligation in 2018 as disclosed elsewhere in this report, offset by an increase in accrued liabilities and other payables of approximately $176,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following summarizes the key components of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net cash used in operating activities	$(2,200,042)	$(600,853)
Net cash used in investing activities	(197,953)	(7,036,355)
Net cash provided by financing activities	3,034,143	5,169,500
Effect of exchange rate on cash	(19,865)	(36,527)
Net increase (decrease) in cash	$616,283	$(2,504,235)

Net cash flow used in operating activities for the six months ended June 30, 2018 was $2,200,042, which primarily reflected our net loss of approximately $2,895,000, and the changes in operating assets and liabilities, primarily consisting of an increase in accounts receivable – related parties of approximately $151,000, an increase in prepaid expenses and other current assets of approximately $154,000, an increase in security deposit of approximately $309,000 mainly due to the deposit made pursuant to a Joint Venture Agreement entered in May 2018, a decrease in interest payable of approximately $113,000, offset by an increase in accrued liabilities and other payables of approximately $177,000, and the add-back of non-cash items consisting of depreciation and amortization expense of approximately $248,000, and stock-based compensation expense of approximately $1,083,000.

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

Net cash flow used in investing activities was $197,953 for the six months ended June 30, 2018 as compared to $7,036,355 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we made payment for purchase of property and equipment of approximately $10,000, made prepayment for purchase of long-term assets of approximately $23,000, and made payment for improvement of commercial real estate of approximately $165,000. During the six months ended June 30, 2017, we made payments for purchase of property and equipment of approximately $28,000, and made payments for purchase of commercial real estate of approximately $7,009,000.

Net cash flow provided by financing activities was $3,034,143 for the six months ended June 30, 2018 as compared to $5,169,500 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we received net proceeds from equity offering of approximately $5,057,000, offset by repayments made for loan of approximately $500,000, repurchase of common stock of approximately $523,000, and refund for refundable deposit in connection with Share Subscription Agreement of approximately $1,000,000 as described elsewhere in this report. During the six months ended June 30, 2017, we received $2,100,000 proceeds from loan payable, and received $70,000 advance from related parties, and received $3,000,000 proceeds of refundable deposit as earnest money in connection with the Share Subscription Agreement related to the 3,000,000 common stock issued to the March 2017 Accredited Investor who is an entrusted party that holds the shares on behalf of DOING, offset by repayment for related parties’ advance of $500.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2018, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Office leases commitment	$64,892	$64,892	$—	$—	$—
Real property management agreement	54,170	54,170	—	—	—
Education program agreement	150,000	150,000	—	—	—
Acquisition consideration	450,000	450,000	—	—	—
Loan payable (principal)	1,000,000	1,000,000	—	—	—
Accrued interest	24,931	24,931	—	—	—
Total	$1,743,993	$1,743,993	$—	$—	$—

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended June 30, 2018 and 2017, we had unrealized foreign currency translation loss of approximately $96,000 and unrealized foreign currency translation gain of approximately $8,000, respectively, because of changes in the exchange rate. For the six months ended June 30, 2018 and 2017, we had unrealized foreign currency translation loss of approximately $43,000 and $32,000, respectively, because of changes in the exchange rate.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2018, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of June 30, 2018 due to the material weakness we previously reported in our Form 10-K Annual Report for the year ended December 31, 2017 (“2017 10-K”) which has not yet been remediated. In our 2017 10-K we reported:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Services

During the six months ended June 30, 2018, we granted a total of 140,000 options to four directors with 120,000 options at a fixed exercise price of $2.50 per share and 20,000 options at a fixed exercise price of $2.30 per share. These options are exercisable for a period of five years. In connection with the option vest, we recorded stock-based compensation expense of $151,480 for the six months ended June 30, 2018.

During the six months ended June 30, 2018, we granted 180,000 options to a consultant at a fixed exercise price of $1.00 per share. These options are exercisable for a period of three years. In connection with the option grant, we recorded stock-based compensation expense of $151,660 for the six months ended June 30, 2018.

During the six months ended June 30, 2018, pursuant to consulting agreements, we issued an aggregate of 175,000 shares of common stock to 3 consulting companies for the services rendered and to be rendered. These shares were valued at $467,000, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and we recorded stock-based compensation expense of $61,750 for the three and six months ended June 30, 2018 and recorded prepaid expense of $405,250 as of June 30, 2018 which will be amortized over the rest of corresponding service periods.

Warrants for Equity Raise

In connection with equity raise, we issued a total of 578,891 stock warrants with various fixed exercise price to an investment banking firm. These warrants are exercisable at any time for a five-year period. The fair value of these warrants was debited to the account of additional paid-in capital and was fully offset by the corresponding credit to the additional paid-in capital, resulting in no change in net equity of the balance sheet.

Common Shares Sold for Cash

During the second quarter of 2018, we sold 3,107,000 shares of common stock at $1.75 per share to four investors pursuant to subscription agreements. We received net cash proceeds of $5,056,643, net of cash fee paid to an investment banking firm of $380,607. In connection with this private offering, we issued a total of 218,391 stock warrants at various fixed exercise price to the placement agent for the transaction. These warrants are exercisable at any time for a five-year period.

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

Changes to Board of Directors

On June 4, 2018, Tevi Troy was appointed to the Board of Directors of the Company to serve as a director of the Company. In addition, the Company expects to appoint Dr. Troy as Chairman of the Nominating and Corporate Governance Committee upon formation. Dr. Troy entered into an agreement pursuant to which he will serve as a director. The director agreement provides that he will receive options to acquire 40,000 shares of common stock per year commencing January 1, 2019 at an exercise price equal to the closing price on December 31st of the prior year. The options shall vest in equal amounts quarterly and shall be exercisable for a period of five years. For 2018, the Company granted Dr. Troy options to acquire 20,000 shares of common stock at an exercise price of $2.30 for a term of five years with 10,000 options vesting immediately and the balance vesting October 1, 2018. In addition, Dr. Troy will receive $5,000 per quarter for serving as Chairman of the Nominating and Corporate Governance Committee commencing upon formation.

On July 5, 2018, William B. Stilley, III was appointed to the Board of Directors of the Company to serve as a director of the Company. In addition, the Company expects to appoint Mr. Stilley as Chairman of the Audit Committee upon formation. Mr. Stilley entered into an agreement pursuant to which he will serve as a director. The director agreement provides that he will receive options to acquire 40,000 shares of common stock per year commencing January 1, 2019 at an exercise price equal to the closing price on December 31st of the prior year. The options shall vest in equal amounts quarterly and shall be exercisable for a period of five years. For 2018, the Company granted Mr. Stilley options to acquire 20,000 shares of common stock at an exercise price of $2.30 for a term of five years with 10,000 options vesting immediately and the balance vesting October 1, 2018. In addition, Mr. Stilley will receive $7,500 per quarter for serving as Chairman of the Audit Committee commencing upon formation.

On July 9, 2018, Meng Li resigned as a director of the Company. Ms. Li will continue to serve as Chief Operating Officer and Secretary of the Company and will also serve as an observer of the Board of Directors without voting capacity.

On July 30, 2018, Steven A. Sanders was appointed to the Board of Directors of the Company to serve as a director of the Company. In addition, the Company expects to appoint Mr. Sanders as a member of Audit Committee and Nominating and Corporate Governance Committee upon formation. Mr. Sanders entered into an agreement pursuant to which he will serve as a director. The director agreement provides that he will receive options to acquire 40,000 shares of common stock per year commencing January 1, 2019 at an exercise price equal to the closing price on December 31st of the prior year. The options shall vest in equal amounts quarterly and shall be exercisable for a period of five years. For 2018, the Company granted Mr. Sanders options to acquire 20,000 shares of common stock at an exercise price of $2.80 for a term of five years with 10,000 options vesting immediately and the balance vesting October 1, 2018. In addition, Mr. Sanders will receive $5,000 per quarter for serving as a member of the Audit Committee and Nominating and Corporate Governance Committee commencing upon formation.

On July 30, 2018, Steven P. Sukel resigned as a director of the Company.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2016)

4.2 †	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.5	Warranty Agreement between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.6	Form of Subscription Agreement between Avalon GloboCare Corp. and the October 2017 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

4.7	Form of Warrant to Boustead Securities, LLC in connection with the private placements (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 27, 2018)

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.2 †	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2016)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership, as Seller, and Avalon GloboCare Corp., as Buyer dated as of December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2016)

10.4 †	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li dated January 11, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2017)

10.5 †	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.6 †	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.7 †	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.8 †	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.12	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation) (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017)

10.13	Securities Purchase Agreement between Avalon GloboCare Corp. and GenExosome Technologies Inc. dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.14	Asset Purchase Agreement between GenExosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.15	Stock Purchase Agreement between GenExosome Technologies Inc., Beijing Jieteng (GenExosome) Biotech Co. Ltd. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.16 †	Executive Retention Agreement between GenExosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between GenExosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.18 †	Director Agreement by and between Avalon GloboCare Corp. and Wilbert J. Tauzin II dated November 1, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.19	Agreement between Avalon GloboCare Corp. and Tauzin Consultants, LLC dated November 1, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.20 †	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated April 3, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.21 †	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 3, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.22	Advisory Service Contract between Ludaopei Hematology Research Institute Co., Ltd. and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 1, 2018 (English translation) (previously filed)

10.23	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the April 2018 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2018)

10.24	Supplementary Agreement Related to Share Subscription by and between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang dated April 23, 2018 (English translation) (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

10.25	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated May 3, 2018 (English translation) (incorporated by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018)

10.26 †	Director Agreement by and between Avalon GloboCare Corp. and Tevi Troy dated June 4, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.27	Joint Venture Agreement by and between Avalon (Shanghai) Healthcare Technology Co., Ltd. and Jiangsu Unicorn Biological Technology Co., Ltd. dated May 29, 2018 (English translation) (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.28 †	Director Agreement by and between Avalon GloboCare Corp. and William Stilley, III dated July 5, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2018)

10.29 †	Director Agreement by and between Avalon GloboCare Corp. and Steven A. Sanders dated July 30, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2018)

10.30	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated August 3, 2018 (English translation) (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 27, 2018)

10.31	Strategic Partnership Agreement between Avalon GloboCare Corp. and Weill Cornell Medical College of Cornell University dated August 6, 2018.(incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 27, 2018)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 20, 2018)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

 * Filed herewith

 † Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.
(Registrant)

Date: August 14, 2018	By:	/s/ David K. Jin
David K. Jin
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)