Form 10-Q
period 2018-09-30
Avalon Globocare Corp.
filed 2018-11-13
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 13, 2018

Common Stock, $0.0001 par value per share	73,040,751 shares

 AVALON GLOBOCARE CORP.

FORM 10-Q

September 30, 2018

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

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,810,139	$3,027,033
Accounts receivable, net of allowance for doubtful accounts	134,319	10,179
Accounts receivable - related party, net of allowance for doubtful accounts	214,665	—
Tenants receivable, net of allowance for doubtful accounts	51,244	38,469
Security deposit	418,464	6,916
Security deposit - related party	291,163	—
Inventory	27,427	2,667
Prepaid expenses and other current assets	364,655	149,713

Total Current Assets	5,312,076	3,234,977

NON-CURRENT ASSETS:
Security deposit - noncurrent portion	—	25,322
Prepayment for long-term assets	—	153,688
Property and equipment, net	271,526	48,029
Investment in real estate, net	7,920,912	7,623,757
Intangible assets, net	1,337,582	1,583,260

Total Non-current Assets	9,530,020	9,434,056

Total Assets	$14,842,096	$12,669,033

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$106,331	$29
Accrued liabilities and other payables	657,815	124,064
Accrued liabilities and other payables - related parties	3,873	39,927
Deferred rental income	3,525	12,769
Loan payable	—	1,500,000
Interest payable	50,137	138,110
VAT and other taxes payable	13,218	2,997
Tenants’ security deposit	73,400	92,288
Due to related party	250,000	450,000
Refundable deposit	—	3,000,000

Total Current Liabilities	1,158,299	5,360,184

NON-CURRENT LIABILITIES:
Loan payable - noncurrent portion	1,000,000	—

Total Non-current Liabilities	1,000,000	—

Total Liabilities	2,158,299	5,360,184

Commitments and Contingencies - (Note 19)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized; 73,560,751 shares issued and 73,040,751 shares outstanding at September 30, 2018; 70,278,622 shares issued and outstanding at December 31, 2017	7,356	7,028
Additional paid-in capital	22,822,878	11,490,285
Less: common stock held in treasury, at cost; 520,000 and 0 shares at September 30, 2018 and December 31, 2017, respectively	(522,500)	—
Accumulated deficit	(8,638,297)	(3,517,654)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(229,260)	(91,994)
Total Avalon GloboCare Corp. stockholders’ equity	13,446,755	7,894,243
Non-controlling interest	(762,958)	(585,394)

Total Equity	12,683,797	7,308,849

Total Liabilities and Equity	$14,842,096	$12,669,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
REVENUES
Real property rental	$272,444	$315,284	$847,939	$537,538
Medical related consulting services - related parties	71,398	2,166	213,394	220,949
Development services and sales of developed products	69,661	—	156,176	—
Total Revenues	413,503	317,450	1,217,509	758,487

COSTS AND EXPENSES
Real property operating expenses	190,899	180,722	597,114	342,576
Medical related consulting services - related parties	64,196	47,033	188,911	271,845
Development services and sales of developed products	40,386	—	98,999	—
Total Costs and Expenses	295,481	227,755	885,024	614,421

REAL PROPERTY OPERATING INCOME	81,545	134,562	250,825	194,962
GROSS PROFIT (LOSS) FROM MEDICAL RELATED CONSULTING SERVICES	7,202	(44,867)	24,483	(50,896)
GROSS PROFIT FROM DEVELOPMENT SERVICES AND SALES OF DEVELOPED PRODUCTS	29,275	—	57,177	—

OTHER OPERATING EXPENSES:
Selling expenses	—	148	—	15,138
Advertising expenses	150,548	—	150,548	—
Compensation and related benefits	569,915	468,837	1,596,181	857,237
Professional fees	1,449,768	186,208	2,614,565	566,131
Other general and administrative	327,209	92,421	878,582	245,080

Total Other Operating Expenses	2,497,440	747,614	5,239,876	1,683,586

LOSS FROM OPERATIONS	(2,379,418)	(657,919)	(4,907,391)	(1,539,520)

OTHER INCOME (EXPENSE)
Interest income	1,394	122	3,102	1,126
Interest expense	(25,205)	(52,932)	(287,123)	(94,932)
Foreign currency transaction loss	—	—	(106,929)	(57,244)
Other (expense) income	(22)	—	306	—

Total Other Expense, net	(23,833)	(52,810)	(390,644)	(151,050)

LOSS BEFORE INCOME TAXES	(2,403,251)	(710,729)	(5,298,035)	(1,690,570)

INCOME TAXES	—	—	—	—

NET LOSS	$(2,403,251)	$(710,729)	$(5,298,035)	$(1,690,570)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(58,581)	—	(177,392)	—

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,344,670)	$(710,729)	$(5,120,643)	$(1,690,570)

COMPREHENSIVE LOSS:
NET LOSS	(2,403,251)	(710,729)	(5,298,035)	(1,690,570)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	(94,069)	6,151	(137,438)	(25,973)
COMPREHENSIVE LOSS	$(2,497,320)	$(704,578)	$(5,435,473)	$(1,716,543)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(58,794)	—	(177,564)	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,438,526)	$(704,578)	$(5,257,909)	$(1,716,543)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.03)	$(0.01)	$(0.07)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	72,573,462	64,628,622	71,611,375	63,958,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2018

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock		Additional				Accumulated
	Number of		Number of		Paid-in	Treasury	Accumulated	Statutory	Other	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Reserve	Comprehensive Loss	Interest	Equity

Balance, December 31, 2017	—	$—	70,278,622	$7,028	$11,490,285	$—	$(3,517,654)	$6,578	$(91,994)	$(585,394)	$7,308,849

Treasury stock purchase	—	—	—	—	—	(522,500)	—	—	—	—	(522,500)

Repayment made for Share Subscription Agreement	—	—	(1,000,000)	(100)	100	—	—	—	—	—	—

Refundable deposit exchange for common shares	—	—	—	—	2,000,000	—	—	—	—	—	2,000,000

Common shares issued in equity raise, net of fees associated with equity raise	—	—	4,046,450	404	7,064,313	—	—	—	—	—	7,064,717

Common shares issued for services	—	—	235,679	24	634,926	—	—	—	—	—	634,950

Stock-based compensation	—	—	—	—	1,633,254	—	—	—	—	—	1,633,254

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(137,266)	(172)	(137,438)

Net loss for the nine months ended September 30, 2018	—	—	—	—	—	—	(5,120,643)	—	—	(177,392)	(5,298,035)

Balance, September 30, 2018	—	$—	73,560,751	$7,356	$22,822,878	$(522,500)	$(8,638,297)	$6,578	$(229,260)	$(762,958)	$12,683,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,298,035)	$(1,690,570)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	383,603	58,478
Stock-based compensation expense	2,224,969	602,224
Changes in operating assets and liabilities:
Accounts receivable	(131,357)	—
Accounts receivable - related parties	(226,166)	(91,463)
Tenants receivable	(12,775)	(56,239)
Inventory	(25,876)	—
Prepaid expenses and other current assets	(94,094)	14,151
Security deposit	(710,098)	(30,081)
Accounts payable	18,105	21,600
Accrued liabilities and other payables	454,772	320,505
Accrued liabilities and other payables - related parties	(35,846)	22,990
Deferred rental income	(9,244)	19,914
Interest payable	(87,973)	—
Income taxes payable	—	(21,400)
VAT and other taxes payable	28,207	(9,453)
Tenants’ security deposit	(18,888)	92,288

NET CASH USED IN OPERATING ACTIVITIES	(3,540,696)	(747,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(49,949)	(50,994)
Purchase of commercial real estate	—	(7,008,571)
Improvement of commercial real estate	(392,571)	—
Payment for previously acquired business	(200,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(642,520)	(7,059,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from loan payable	—	2,100,000
Repayments for loan	(500,000)	—
Proceeds received from related parties’ advance	—	210,000
Repayment for related parties’ advance	—	(500)
Repurchase of common stock	(522,500)	—
Refundable deposit in connection with Share Subscription Agreement	—	3,000,000
Refund for refundable deposit in connection with Share Subscription Agreement	(1,000,000)	—
Proceeds received from equity offering	7,551,013	—
Disbursements for equty offering costs	(486,296)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,042,217	5,309,500

EFFECT OF EXCHANGE RATE ON CASH	(75,895)	(32,246)

NET INCREASE (DECREASE) IN CASH	783,106	(2,529,367)

CASH - beginning of period	3,027,033	2,886,189

CASH - end of period	$3,810,139	$356,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$375,096	$—
Income taxes	$—	$21,400

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with Share Subscription Agreement	$—	$300
Acquisition of equipment by decreasing prepayment for long-term assets	$153,381	$—
Equipment acquired on credit as payable	$93,894	$—
Acquisition of real estate by decreasing prepayment for property	$—	$700,000
Common stock issued for future services	$33,235	$—
Refundable deposit exchange for common shares	$2,000,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Avalon GloboCare Corp. (f/k/a Global Technologies Corp.) (the “Company” or “AVCO”) is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on July 28, 2014. On October 18, 2016, the Company changed its name to Avalon GloboCare Corp. and completed a reverse split its shares of common stock at a ratio of 1:4. On October 19, 2016, the Company entered into and closed a Share Exchange Agreement with the shareholders of Avalon Healthcare System, Inc., a Delaware corporation (“AHS”), each of which are accredited investors (“AHS Shareholders”) pursuant to which we acquired 100% of the outstanding securities of AHS in exchange for 50,000,000 shares of our common stock (the “AHS Acquisition”). AHS was incorporated on May 18, 2015 under the laws of the State of Delaware. As a result of such acquisition, the Company’s operations now are focused on integrating and managing global healthcare services and resources, as well as empowering high-impact biomedical innovations and technologies to accelerate their clinical applications. Operating through two major platforms, namely “Avalon Cell”, and “Avalon Rehab”, our “technology + service” ecosystem covers the areas of regenerative medicine, cell-based immunotherapy, exosome technology, as well as rehabilitation medicine. We are integrating these services through joint ventures and acquisitions that bring shareholder value both in the short term, through operational entities as part of Avalon Rehab and in the long term, through biomedical innovations as part of Avalon Cell. AHS owns 100% of the capital stock of Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), which is a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China (“PRC”). Avalon Shanghai was incorporated on April 29, 2016 and is engaged in medical related consulting services for customers.

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

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd., a British Virgin Island company. There was no activity for the subsidiary since its incorporation through September 30, 2018. Avalon (BVI) Ltd. is dormant and is in process of being dissolved.

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
SEPTEMBER 30, 2018

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

On October 25, 2017, GenExosome entered into and closed a Stock Purchase Agreement with Beijing Jieteng (GenExosome) Biotech Co. Ltd., a corporation incorporated in the People’s Republic of China on August 7, 2015 (“Beijing GenExosome”) and Dr. Zhou, the sole shareholder of Beijing GenExosome, pursuant to which GenExosome acquired all of the issued and outstanding securities of Beijing GenExosome in consideration of a cash payment in the amount of $450,000, which was paid in full as of the report date.

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

On July 18, 2018, the Company formed a wholly owned subsidiary, Avactis Biosciences Inc., a Nevada corporation, which will be focused on accelerating commercial activities related to cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others. The subsidiary is designed to integrate and optimize our global scientific and clinical resources to further advance the use of cellular therapies to treat certain cancers. There was no activity for the subsidiary since its incorporation through September 30, 2018.

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of September 30, 2018 are as follows:

Name of Subsidiaries	Place and date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by AVCO	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in United States of America (“USA”)

Avalon (BVI) Ltd. (“Avalon BVI”)	British Virgin Island January 23, 2017	100% held by AVCO	Dormant, will be dissolved in 2018

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by AVCO	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in China

GenExosome Technologies Inc. (“GenExosome”)	Nevada July 31, 2017	60% held by AVCO	Develops proprietary diagnostic and therapeutic products leveraging exosome technology and markets and distributes proprietary Exosome Isolation Systems in USA

Beijing Jieteng (GenExosome) Biotech Co., Ltd. (“Beijing GenExosome”)	PRC August 7, 2015	100% held by GenExosome	Provides development services for hospitals and other customers and sells developed items to hospitals and other customers in China

Avactis Biosciences Inc. (“Avactis”)	Nevada July 18, 2018	100% held by AVCO

Integrate and optimize global scientific and clinical resources to further advance cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others.

 to treat certain cancers

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and nine months ended September 30, 2018 and 2017 include the allowance for doubtful accounts, reserve for obsolete inventory, the useful life of property and equipment and investment in real estate and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, account receivable – related party, tenants receivable, security deposit, security deposit – related party, inventory, prepaid expenses and other current assets, accounts payable, accrued liabilities and other payables, accrued liabilities and other payables – related parties, deferred rental income, interest payable, Value Added Tax (“VAT”) and other taxes payable, tenants’ security deposit, and due to related party, approximate their fair market value based on the short-term maturity of these instruments. At September 30, 2018 and December 31, 2017, intangible assets were measured at fair value on a nonrecurring basis as shown in the following tables.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements (continued)

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2018	Impairment Loss
Patents and other technologies	$—	$—	$1,337,582	$1,337,582	$—

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017	Impairment Loss
Patents and other technologies	$—	$—	$1,583,260	$1,583,260	$923,769
Goodwill	—	—	—	—	397,569
Total	$—	$—	$1,583,260	$1,583,260	$1,321,338

In December 2017, the Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment as of December 31, 2017 and it calculated that the estimated undiscounted cash flows were less than the carrying amount of the intangible assets. Based on its analysis, the Company recognized an impairment loss of $1,321,338 for the year ended December 31, 2017, which reduced the value of intangible assets acquired to $1,583,260. The Company did not record any impairment charge for the three and nine months ended September 30, 2018.

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

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and United States. At September 30, 2018 and December 31, 2017, cash balances in PRC are $1,654,815 and $1,327,009, respectively, are uninsured. At September 30, 2018 and December 31, 2017, cash balances in United States are $2,155,324 and $1,700,024, respectively. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk (continued)

At September 30, 2018 and December 31, 2017, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2018		December 31, 2017

United States	$2,155,324	56.6%	$1,700,024	56.2%
China	1,654,815	43.4%	1,327,009	43.8%
Total cash	$3,810,139	100.0%	$3,027,033	100.0%

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

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable at September 30, 2018 and December 31, 2017. The Company historically has not experienced uncollectible accounts from customers granted with credit sales.

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

Management believes that the tenants receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its tenants receivable at September 30, 2018 and December 31, 2017.

Inventory

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventory may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserve for the difference between the cost and the lower of cost or estimated net realizable value. The reserve is recorded based on estimates. The Company did not record any inventory reserve at September 30, 2018 and December 31, 2017.

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
SEPTEMBER 30, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment in Real Estate and Depreciation

Investment in real estate is carried at cost less accumulated depreciation and consists of building and improvement. The Company depreciates real estate building and improvement on a straight-line basis over estimated useful life. Expenditures for ordinary repair and maintenance costs are charged to expense as incurred. Expenditure for improvements, renovations, and replacements of real estate asset is capitalized and depreciated over its estimated useful life if the expenditure qualifies as betterment. Real estate depreciation expense was $31,805 and $20,066 for the three months ended September 30, 2018 and 2017, respectively. Real estate depreciation expense was $95,416 and $53,009 for the nine months ended September 30, 2018 and 2017, respectively.

Intangible Assets

Intangible assets consist of patents and other technologies. Patents and other technologies are being amortized on a straight-line method over the estimated useful life of 5 years.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and nine months ended September 30, 2018 and 2017.

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

On October 25, 2017, Dr. Zhou was appointed to the board of directors of GenExosome and served as Co-chief executive officer of GenExosome. As of September 30, 2018 and December 31, 2017, the unpaid acquisition consideration of $250,000 and $450,000, respectively, was recorded as due to related party on the accompanying condensed consolidated balance sheets.

Deferred Rental Income

Deferred rental income represents rental income collected but not earned as of the reporting date. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of September 30, 2018 and December 31, 2017, deferred rental income totaled $3,525 and $12,769, respectively.

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
SEPTEMBER 30, 2018

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
SEPTEMBER 30, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Office Lease

When a lease contains “rent holidays”, the Company records rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as prepaid expenses in the consolidated balance sheets. The Company begins recording rent expense on the lease possession date.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in cost of sales. For the three months ended September 30, 2018 and 2017, the Company did not incur shipping and handling costs. For the nine months ended September 30, 2018 and 2017, shipping and handling costs amounted to $25 and $0, respectively.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company incurred research and development expense in the amount of $1,384 and $1,647 related to the development of proprietary diagnostic and therapeutic products leveraging exosome technology and optimization of Exosome Isolation Systems in the three and nine months ended September 30, 2018. The Company did not incur any research and development costs during the three and nine months ended September 30, 2017.

Advertising Costs

All costs related to advertising are expensed as incurred. For the three and nine months ended September 30, 2018, advertising costs amounted to $150,548. The Company did not incur any advertising expenses during the three and nine months ended September 30, 2017.

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
SEPTEMBER 30, 2018

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2018 and December 31, 2017, the Company had no significant uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax year that remains subject to examination is the years ended December 31, 2017, 2016 and 2015. The Company recognizes interest and penalties related to significant uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2018 and December 31, 2017.

In December 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income the Company may have, the legislation affects the way the Company can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on the balance sheet. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the balance sheet. However, when the Company becomes profitable, the Company will receive a reduced benefit from such deferred tax assets.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company, AHS, Avalon RT 9, GenExosome, and Avactis, is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing GenExosome, is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currency is the RMB, result of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at September 30, 2018 and December 31, 2017 were translated at 6.8690 RMB to $1.00 and at 6.5067 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the nine months ended September 30, 2018 and 2017 were 6.5197 RMB and 6.8071 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the nine months ended September 30, 2018 and 2017 consisted of net loss and unrealized (loss) gain from foreign currency translation adjustment.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss available to Avalon GloboCare Corp. common shareholders for basic and diluted net loss per share of common stock	$(2,344,670)	$(710,729)	$(5,120,643)	$(1,690,570)
Weighted average common stock outstanding - basic and diluted	72,573,462	64,628,622	71,611,375	63,958,292
Net loss per common share attributable to Avalon GloboCare Corp. common shareholders - basic and diluted	$(0.03)	$(0.01)	$(0.07)	$(0.03)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	2,670,000	484,448	2,670,000	484,448
Warrants	578,891	—	578,891	—
Potentially dilutive securities	3,248,891	484,448	3,248,891	484,448

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

Non-controlling Interest

As of September 30, 2018, Dr. Yu Zhou, director and Co-Chief Executive Officer of GenExosome, who owned 40% of the equity interests of GenExosome, which is not under the Company’s control.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330):   Simplifying the Measurement of Inventory”, which provides new guidance regarding the measurement of inventory.  The new guidance requires most inventory to be measured at the lower of cost or net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard applies to companies other than those that measure inventory using last-in, first-out (“LIFO”) or the retail inventory method.  The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early application is permitted. Effective January 1, 2017, the Company adopted ASU No. 2015-11 and it had no material impact on the Company’s consolidated financial statements.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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
SEPTEMBER 30, 2018

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Beijing GenExosome had occurred as of the beginning of the following periods:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Net revenues	$317,450	$758,487
Net loss	$(724,801)	$(2,222,563)
Net loss attributable to Avalon GloboCare Corp. common shareholders	$(719,172)	$(2,209,288)
Net loss per share	$(0.01)	$(0.03)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 5 – INVENTORY

At September 30, 2018 and December 31, 2017, inventory consisted of the following:

	September 30, 2018	December 31, 2017
Raw material	$25,566	$2,667
Work-in-process	1,162	—
Finished goods	699	—
	27,427	2,667
Less: reserve for obsolete inventory	—	—
	$27,427	$2,667

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At September 30, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	September 30, 2018	December 31, 2017
Prepaid professional fees	$199,177	$65,000
Prepaid insurance expense	89,884	—
Prepaid dues and subscriptions	1,670	49,167
Other	73,924	35,546
	$364,655	$149,713

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 7 – PROPERTY AND EQUIPMENT

At September 30, 2018 and December 31, 2017, property and equipment consisted of the following:

	Useful life	September 30, 2018	December 31, 2017
Laboratory equipment	5 Years	$266,232	$3,685
Office equipment and furniture	3 – 10 Years	32,403	31,440
Leasehold improvement	Shorter of useful life or lease term	24,480	24,551
		323,115	59,676
Less: accumulated depreciation		(51,589)	(11,647)
		$271,526	$48,029

For the three months ended September 30, 2018 and 2017, depreciation expense of property and equipment amounted to $21,931 and $4,256, respectively, of which, $819 and $502 was included in real property operating expenses, $16,220 and $0 was included in costs of development services and sales of developed products, and $4,892 and $3,754 was included in other operating expenses, respectively.

For the nine months ended September 30, 2018 and 2017, depreciation expense of property and equipment amounted to $42,509 and $5,469, respectively, of which, $2,457 and $502 was included in real property operating expenses, $25,852 and $0 was included in costs of development services and sales of developed products, and $14,200 and $4,967 was included in other operating expenses, respectively.

NOTE 8 – INVESTMENT IN REAL ESTATE

At September 30, 2018 and December 31, 2017, investment in real estate consisted of the following:

	Useful life	September 30, 2018	December 31, 2017
Commercial real property building	39 Years	$7,708,571	$7,708,571
Improvement	12 Years	392,571	—
		8,101,142	7,708,571
Less: accumulated depreciation		(180,230)	(84,814)
		$7,920,912	$7,623,757

For the three months ended September 30, 2018 and 2017, depreciation expense of this commercial real property amounted to $31,805 and $20,066, which was included in real property operating expenses.

For the nine months ended September 30, 2018 and 2017, depreciation expense of this commercial real property amounted to $95,416 and $53,009, which was included in real property operating expenses.

NOTE 9 – INTANGIBLE ASSETS

At September 30, 2018 and December 31, 2017, intangible assets consisted of the following:

	Useful Life	September 30, 2018	December 31, 2017
Patents and other technologies	5 Years	$1,583,260	$2,593,478
Goodwill		—	397,569
Less: accumulated amortization		(245,678)	(86,449)
Less: impairment loss		—	(1,321,338)
		$1,337,582	$1,583,260

For the three months ended September 30, 2018 and 2017, amortization expense amounted to $81,892 and $0, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 9 – INTANGIBLE ASSETS (continued)

For the nine months ended September 30, 2018 and 2017, amortization expense amounted to $245,678 and $0, respectively.

Amortization of intangible assets attributable to future periods is as follows:

Twelve-month periods ending September 30:	Amortization amount
2019	$327,571
2020	327,571
2021	327,571
2022	327,571
2023	27,298
$1,337,582

NOTE 10 – ACCRUED LIABILITIES AND OTHER PAYABLES

At September 30, 2018 and December 31, 2017, accrued liabilities and other payables consisted of the following:

	September 30, 2018	December 31, 2017
Accrued professional fees	$454,534	$82,913
Insurance payable	89,884	—
Commercial real property building improvement payable	40,139	—
Accrued dues and subscriptions	25,000	—
Accrued payroll liability	9,118	6,767
Other	39,140	34,384
	$657,815	$124,064

NOTE 11 – LOAN PAYABLE

On April 19, 2017, the Company entered into a loan agreement, providing for the issuance of a loan in the principal amount of $2,100,000. The term of the loan is one year. On May 3, 2018, the Company signed an extension agreement with the maturity date of March 31, 2019. On August 3, 2018, the Company signed an extension agreement for the loan with the maturity date of March 31, 2020. The annual interest rate for the loan is 10%. The loan is guaranteed by the Company’s Chairman, Mr. Wenzhao Lu. The Company repaid principal of $600,000 and $500,000 in November 2017 and in April 2018, respectively.

As of September 30, 2018, the outstanding principal balance of the loan and related accrued and unpaid interest for the loan was $1,000,000 and $50,137, respectively.

NOTE 12 – VAT AND OTHER TAXES PAYABLE

At September 30, 2018 and December 31, 2017, VAT and other taxes payable consisted of the following:

	September 30, 2018	December 31, 2017
VAT payable	$3,391	$819
Other taxes payable	9,827	2,178
	$13,218	$2,997

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 13 – RELATED PARTY TRANSACTIONS

Medical Related Consulting Services Revenue from Related Parties and Accounts Receivable – Related Party

During the three and nine months ended September 30, 2018 and 2017, medical related consulting services revenue from related parties was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Medical related consulting services provided to:
Beijing Daopei (1)	$71,398	$—	$213,394	$—
Shanghai Daopei (2)	—	—	—	66,286
Beijing Nanshan (3)	—	2,166	—	154,663
	$71,398	$2,166	$213,394	$220,949

(1)	Beijing Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

(2)	Shanghai Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

(3)	Beijing Nanshan is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

Accounts receivable – related party, net of allowance for doubtful accounts, at September 30, 2018 and December 31, 2017 amounted to $214,665 and $0, respectively, and no allowance for doubtful accounts is deemed to be required on accounts receivable – related party at September 30, 2018 and December 31, 2017.

Security Deposit – Related Party

In the third quarter of 2018, the Company signed a development agreement with a company whose chairman is Wenzhao Lu, the largest shareholder of the Company. In accordance with the development agreement, the Company was required to make a security deposit. At September 30, 2018, the security deposit – related party amounted to $291,163, which was refunded in full in October 2018 as the development agreement was cancelled in September 2018.

Accrued Liabilities and Other Payables – Related Parties

At September 30, 2018 and December 31, 2017, the Company owed David Jin, its shareholder, chief executive officer, president and board member, of $0 and $15,387, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

At September 30, 2018 and December 31, 2017, the Company owed Yu Zhou, co-chief executive officer of GenExosome, of $2,684 and $24,540, respectively, for accrued payroll, travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

At September 30, 2018 and December 31, 2017, the Company owed Meng Li, its shareholder and chief operating officer, of $1,189 and $0, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

Due to Related Party

In connection with the acquisition discussed elsewhere in this report, the Company acquired Beijing GenExosome in cash payment of $450,000. On October 25, 2017, Dr. Yu Zhou, the former sole shareholder of Beijing GenExosome, was appointed to the board of directors of GenExosome and served as co-chief executive officer of GenExosome. As of September 30, 2018 and December 31, 2017, the unpaid acquisition consideration of $250,000 and $450,000, respectively, was payable to Dr. Yu Zhou, co-chief executive officer and board member of GenExosome, and reflected as due to related party on the accompanying condensed consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 13 – RELATED PARTY TRANSACTIONS (continued)

Real Property Management Agreement

The Company pays a company, which is controlled by Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, for the management of its commercial real property located in New Jersey. The monthly property management fee is $5,417. The term of the property management agreement is two years commencing on May 5, 2017 and will expire on May 4, 2019. For the three months ended September 30, 2018 and 2017, the management fee related to the property management agreement amounted to $16,251 and $16,251, respectively. For the nine months ended September 30, 2018 and 2017, the management fee related to the property management agreement amounted to $48,753 and $27,085, respectively.

NOTE 14 – EQUITY

Shares Authorized

The Company is authorized to issue 10,000,000 shares of preferred stock and 490,000,000 shares of common shares with a par value of $0.0001 per share.

There are no shares of its preferred stock issued and outstanding as of September 30, 2018 and December 31, 2017.

There are 73,560,751 and 70,278,622 shares of its common stock issued as of September 30, 2018 and December 31, 2017, respectively.

There are 73,040,751 and 70,278,622 shares of its common stock outstanding as of September 30, 2018 and December 31, 2017, respectively.

Treasury Stock

The Company records treasury stock using the cost method. On March 27, 2018, the Company repurchased 520,000 shares of its common stock from a third party through a privately negotiated transaction at an aggregate price of $522,500, of which $2,500 was paid to an escrow agent as share repurchase cost.

Common Shares Sold for Cash

During the nine months ended September 30, 2018, the Company sold 3,107,000 and 939,450 shares of common stock at $1.75 and $2.25 per share, respectively, to investors pursuant to subscription agreements. The Company received net cash proceeds of $7,064,717, net of cash fee paid to an investment banking firm of $486,296. In connection with this private offering, the Company issued a total of 218,391 stock warrants to the placement agent for the transaction. Among these warrants, 151,235 warrants with a fixed exercise price of $1.62 per share, 5,960 warrants with a fixed exercise price of $1.85 per share, 36,750 warrants with a fixed exercise price of $1.90 per share, 24,446 warrants with a fixed exercise price of $2.24 per share. These warrants are exercisable at any time for a five-year period.

Common Shares Issued for Services

During the nine months ended September 30, 2018, pursuant to consulting agreements, the Company issued an aggregate of 235,679 shares of common stock for consulting services rendered and to be rendered. These shares were valued at $634,950, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $529,965 and $591,715 for the three and nine months ended September 30, 2018 and reduced accrued liabilities of $10,000 and recorded prepaid expense of $33,235 as of September 30, 2018 which will be amortized over the rest of corresponding service periods.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 14 – EQUITY (continued)

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

On April 23, 2018, the Company, Avalon Shanghai, DOING and March 2017 Accredited Investor entered into a Supplementary Agreement Related to Share Subscription pursuant to which Avalon Shanghai agreed to pay RMB 8,256,000 (approximately $1.3 million based on the exchange rate on April 23, 2018) to DOING representing one-third of the DOING Investment plus 20% interest for the one-third DOING Investment resulting in a reduction in the March 2017 Shares by one-third to 2,000,000 shares. Further, the parties agreed that the BCC Repayment Obligation was extended to July 31, 2018. The $1 million BCC Repayment Obligation and related interest was paid in full in May 2018.

On August 8, 2018, DOING and the March 2017 Accredited Investor sold the remaining 2,000,000 shares of common stock to a third party in consideration of $2,000,000. Therefore, the BCC Repayment Obligation was satisfied in full and the Company has no further obligation for DOING and the March 2017 Accredited Investor.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at September 30, 2018:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2018	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2018	Weighted Average Exercise Price
$0.50	2,000,000	8.36	$0.50	1,111,111	$0.50
1.49	60,000	3.58	1.49	60,000	1.49
1.00	50,000	4.09	1.00	40,000	1.00
1.00	180,000	2.09	1.00	180,000	1.00
2.50	120,000	4.25	2.50	90,000	2.50
1.00	180,000	2.58	1.00	90,000	1.00
2.30	20,000	4.68	2.30	10,000	2.30
2.30	20,000	4.76	2.30	10,000	2.30
2.80	20,000	4.83	2.80	10,000	2.80
2.80	20,000	4.87	2.80	6,667	2.80
$0.50–2.80	2,670,000	7.07	$0.75	1,607,778	$0.79

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 14 – EQUITY (continued)

Options (continued)

Stock options granted to employee and director

Employee and director stock option activities for the nine months ended September 30, 2018 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	2,110,000	$0.54
Granted	180,000	2.49
Exercised	—	—
Outstanding at September 30, 2018	2,290,000	0.69
Options exercisable at September 30, 2018	1,331,111	$0.74
Options expected to vest	958,889	$0.63

The fair values of these options granted to employee and director during the nine months ended September 30, 2018 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Dividend rate	0
Terms (in years)	5.0
Volatility	167.86 - 185.28%
Risk-free interest rate	2.25% - 2.85%

The aggregate fair value of the options granted to employee and director during the nine months ended September 30, 2018 was $446,911, of which, for the three and nine months ended September 30, 2018, $147,715 and $299,195, respectively, has been reflected as compensation and related benefits on the accompanying unaudited condensed consolidated statements of operations because the options were fully earned and non-cancellable.

As of September 30, 2018, the aggregate value of nonvested employee and director options was $1,293,818, which will be amortized as stock-based compensation expense as the options are vesting, over the remaining 1.33 years.

The aggregate intrinsic values of the employee and director stock options outstanding and the employee and director stock options exercisable at September 30, 2018 was $4,824,600 and $2,743,155, respectively.

A summary of the status of the Company’s nonvested employee and director stock options granted as of September 30, 2018 and changes during the nine months ended September 30, 2018 is presented below:

	Number of Options	Weighted Average Exercise Price	Grant Date Fair Value
Nonvested at December 31, 2017	1,428,889	$0.51	$1,876,079
Granted	180,000	2.49	446,911
Vested	(650,000)	(0.89)	(1,029,172)
Forfeited	—	—	—
Nonvested at September 30, 2018	958,889	$0.63	$1,293,818

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 14 – EQUITY (continued)

Options (continued)

Stock options granted to non-employee

Non-employee stock option activities for the nine months ended September 30, 2018 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	180,000	$1.00
Granted	200,000	1.18
Exercised	—	—
Outstanding at September 30, 2018	380,000	1.09
Options exercisable at September 30, 2018	276,667	$1.04
Options expected to vest	103,333	$1.23

Stock-based compensation expense associated with stock options granted to non-employee is recognized as the stock options vest. The stock-based compensation expense related to non-employee will fluctuate as the fair value of the Company’s common stock fluctuates. Stock-based compensation expense associated with stock options granted to non-employee amounted to $221,040 and $604,082 for the three and nine months ended September 30, 2018, respectively.

The fair values of these non-employee options vested in the nine months ended September 30, 2018 and nonvested non-employee options as of September 30, 2018 were estimated using the Black-Scholes option-pricing model with the following assumptions:

Dividend rate	0
Terms (in years)	2.51 - 5.0
Volatility	160.53% - 188.29%
Risk-free interest rate	2.29% - 2.94%

As of September 30, 2018, the aggregate value of vested and nonvested non-employee options was $120,225, which will be amortized as stock-based compensation expense over the remaining 0.88 years.

The aggregate intrinsic values of the non-employee stock options outstanding and the non-employee stock options exercisable at September 30, 2018 was $648,000 and $486,000, respectively.

A summary of the status of the Company’s nonvested non-employee stock options granted as of September 30, 2018 and changes during the nine months ended September 30, 2018 is presented below:

	Number of Options	Weighted Average Exercise Price	Fair Value at September 30, 2018
Nonvested at December 31, 2017	180,000	$1.00
Granted	200,000	1.18
Vested	(276,667)	(1.04)
Forfeited	—	—
Nonvested at September 30, 2018	103,333	$1.23	$251,063

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 14 – EQUITY (continued)

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

Stock warrants activities during the nine months ended September 30, 2018 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2017	—	$—
Issued	578,891	1.28
Exercised	—	—
Outstanding and exercisable at September 30, 2018	578,891	$1.28

The aggregate intrinsic value of the warrants outstanding and exercisable at September 30, 2018 was $879,784.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding and exercisable at September 30, 2018:

Warrants Outstanding and Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2018	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.00	360,500	4.50	$1.00
1.62	151,235	4.55	1.62
1.85	5,960	4.57	1.85
1.90	36,750	4.59	1.90
2.24	24,446	4.65	2.24
$1.00 – 2.24	578,891	4.53	$1.28

NOTE 15 - STATUTORY RESERVE

Avalon Shanghai and Beijing GenExosome operate in the PRC, are required to reserve 10% of their net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai and Beijing GenExosome during the nine months ended September 30, 2018 as they incurred net losses in the period.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 16 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and nine months ended September 30, 2018 and 2017.

Customer	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
A (Beijing Daopei, a related party)	17%	0%	18%	0%
B (Beijing Nanshan, a related party)	0%	*	0%	20%
C	19%	27%	20%	18%
D	13%	16%	13%	11%
E	10%	13%	11%	*

*Less than 10%

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and accounts receivable – related party and tenants receivable at September 30, 2018, accounted for 80.3% of the Company’s total outstanding accounts receivable and accounts receivable – related party and tenants receivable at September 30, 2018.

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and tenants receivable at December 31, 2017, accounted for 48.9% of the Company’s total outstanding accounts receivable and tenants receivable at December 31, 2017.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three and nine months ended September 30, 2018 and 2017.

Two suppliers, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at September 30, 2018, accounted for 100% of the Company’s total outstanding accounts payable at September 30, 2018.

One supplier accounted for 100% of the Company’s total outstanding accounts payable at December 31, 2017.

Concentrations of Credit Risk

At September 30, 2018 and December 31, 2017, cash balances in the PRC are $1,654,815 and $1,327,009, respectively, are uninsured. The Company has not experienced any losses in PRC bank accounts and believes it is not exposed to any risks on its cash in PRC bank accounts. The Company maintains its cash in United States bank and financial institution deposits that at times may exceed federally insured limits. At September 30, 2018 and December 31, 2017, the Company’s cash balances in United States bank accounts had approximately $1,374,000 and $1,162,000 in excess of the federally-insured limits, respectively. The Company has not experienced any losses in its United States bank accounts through and as of the date of this report.

NOTE 17 – SEGMENT INFORMATION

For the three and nine months ended September 30, 2018, the Company operated in three reportable business segments - (1) the real property operating segment, (2) the medical related consulting services segment, and (3) the performing development services for hospitals and other customers and sales of developed products to hospitals and other customers segment. For the three and nine months ended September 30, 2017, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three and nine months ended September 30, 2018 and 2017 was as follows:

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 17 – SEGMENT INFORMATION (continued)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Revenues
Real property operating	$272,444	$315,284	$847,939	$537,538
Medical related consulting services – related parties	71,398	2,166	213,394	220,949
Development services and sales of developed products	69,661	—	156,176	—
	413,503	317,450	1,217,509	758,487
Depreciation and amortization
Real property operating	32,624	20,568	97,873	53,511
Medical related consulting services	4,706	3,754	12,703	4,967
Development services and sales of developed products	98,298	—	273,027	—
	135,628	24,322	383,603	58,478
Interest expense
Real property operating	25,205	52,932	287,123	94,932
Medical related consulting services	—	—	—	—
Development services and sales of developed products	—	—	—	—
	25,205	52,932	287,123	94,932
Net income (loss)
Real property operating	542	(119,782)	(231,541)	(121,016)
Medical related consulting services	(75,484)	(116,230)	(232,502)	(278,019)
Development services and sales of developed products	(146,451)	—	(443,479)	—
Other (a)	(2,181,858)	(474,717)	(4,390,513)	(1,291,535)
	$(2,403,251)	$(710,729)	$(5,298,035)	$(1,690,570)

Identifiable long-lived tangible assets at September 30, 2018 and December 31, 2017	September 30, 2018	December 31, 2017
Real property operating	$7,940,069	$7,645,371
Medical related consulting services	8,640	20,558
Development services and sales of developed products	243,729	5,857
	$8,192,438	$7,671,786

Identifiable long-lived tangible assets at September 30, 2018 and December 31, 2017	September 30, 2018	December 31, 2017
United States	$7,940,730	$7,646,270
China	251,708	25,516
	$8,192,438	$7,671,786

(a)	The Company does not allocate any general and administrative expense of its being a public company activities to its reportable segments as these activities are managed at a corporate level.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 18 – NONCONTROLLING INTEREST

As of September 30, 2018, Dr. Yu Zhou, director and Co-Chief Executive Officer of GenExsome, who owned 40% of the equity interests of GenExosome, which is not under the Company’s control. The following is a summary of noncontrolling interest activities in the nine months ended September 30, 2018.

Amount
Noncontrolling interest at December 31, 2017	$(585,394)
Net loss attributable to noncontrolling interest	(177,392)
Foreign currency translation adjustment attributable to noncontrolling interest	(172)
Noncontrolling interest at September 30, 2018	$(762,958)

NOTE 19 – COMMITMENTS AND CONTINCENGIES

Severance Payments

The Company has employment agreements with certain employees that provided severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. The Company has estimated its possible severance payments of approximately $528,900 as of September 30, 2018 and December 31, 2017, which have not been reflected in its condensed consolidated financial statements since the Company concluded that the likelihood is remote at this moment.

Operating Leases

Beijing GenExosome Office Lease

In March 2017, Beijing GenExosome signed an agreement to lease its facilities and equipment under operating lease. Pursuant to the signed lease, the annual rent is RMB 41,000 (approximately $6,000). The term of the lease is one year commencing on March 15, 2017 and expired on March 14, 2018. Beijing GenExosome renewed the lease in fiscal 2018. Pursuant to the renewed lease, the annual rent is RMB 41,000 (approximately $6,000) and the renewed lease expires on March 14, 2019. During the three and nine months ended September 30, 2018, rent expense related to the operating lease amounted to approximately $1,500 and $4,700, respectively. Future minimum rental payment required under this operating lease is as follows:

Twelve-month Period Ending September 30:	Amount
2019	$2,736

GenExosome Office Lease

In December 2017, GenExosome signed an agreement to lease its office space in Ohio, United States under operating lease. Pursuant to the executed lease, the monthly rent is $300. The term of the lease is one year commencing on January 1, 2018 and expires on December 31, 2018. During the three and nine months ended September 30, 2018, rent expense related to the operating lease amounted to $900 and $2,700, respectively. Future minimum rental payment required under this operating lease is as follows:

Twelve-month Period Ending September 30:	Amount
2019	$900

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 19 – COMMITMENTS AND CONTINCENGIES (continued)

Operating Leases (continued)

Avalon Shanghai Office Lease

On January 19, 2017, Avalon Shanghai entered into a lease for office space in Beijing, China with a third party (the “Beijing Office Lease”). Pursuant to the Beijing Office Lease, the monthly rent is RMB 50,586 (approximately $7,000) with a required security deposit of RMB 164,764 (approximately $24,000). In addition, Avalon Shanghai needs to pay monthly maintenance fees of RMB 4,336 (approximately $600). The term of the Beijing Office Lease is 26 months commencing on January 1, 2017 and will expire on February 28, 2019 with two months of free rent in the months of December 2017 and February 2019. For the three months ended September 30, 2018 and 2017, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $20,000 and $21,900, respectively. For the nine months ended September 30, 2018 and 2017, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $69,000 and $64,400, respectively. Future minimum rental payment required under the Beijing Office Lease is as follows:

Twelve-month Period Ending September 30:	Amount
2019	$32,613

Insurance Premium Financing Agreement

On July 18, 2018, the Company entered into a financing agreement, providing for the issuance of a loan in the principal amount of $108,528. The term of the loan is for a period of 10 months from the execution of the agreement. The annual interest rate for the loan is 6.9%. All of financed amount is used to pay for Directors & Officers Insurance premium. At September 30, 2018, the outstanding principal balance of the loan and related unpaid interest was $89,884 which was included in the accrued liabilities and other payables on the accompanying condensed consolidated balance sheets.

Consulting Service Contract

On August 1, 2018, the Company entered into a one-year consulting service agreement with a third party who has agreed to provide consulting service to the Company. The agreement expires on July 31, 2019. In accordance with this agreement, the Company pays 180,000 shares of common stock for the one-year service. As of September 30, 2018, the common shares related to this service contract was not issued.

NOTE 20 – RESTRICTED NET ASSETS

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

The Company’s PRC subsidiaries’ net assets as of September 30, 2018 and December 31, 2017 did not exceed 25% of the Company’s consolidated net assets. Accordingly, Parent Company’s condensed financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 21 – SUBSEQUENT EVENTS

On October 23, 2018, Avactis Biosciences, Inc. (“Avactis”), a wholly-owned subsidiary of the Company, and Arbele Limited (“Arbele”) agreed to the establishment of AVAR BioTherapeutics (China) Co. Ltd. (“AVAR”), a Sino-foreign equity joint venture, pursuant to an Equity Joint Venture Agreement (the “AVAR Agreement”), which will be owned 60% by Avactis and 40% by Arbele. The purpose and business scope of the Joint Venture is to research, develop, produce, sell, distribute and generally commercialize CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy in China. Avactis is required to contribute USD $10 million (or equivalent in RMB) in cash and/or services, which shall be contributed in tranches based on milestones to be determined jointly by AVAR and Avactis in writing subject to Avactis’ cash reserves. Within 30 days, Arbele shall make contribution of USD $6.66 million in the form of entering into a License Agreement with AVAR granting AVAR with an exclusive right and license in China to its technology and intellectual property pertaining to CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy technology and any additional technology developed in the future with terms and conditions to be mutually agreed upon Avactis and AVAR and services.

In addition, Avactis is responsible for:

●	Contributing registered capital of RMB 5,000,000 (approximately $700,000) for working capital purposes as required by local regulation, which is not required to be contributed immediately and will be contributed subject to Avactis’ discretion;
●	assist AVAR in setting up its business operations and obtaining all required permits and licenses from the Chinese government;
●	assisting AVAR in recruiting, hiring and retaining personnel;
●	providing AVAR with access to various hospital networks in China to assist in the testing and commercialization of the CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy technology in China;
●	assisting AVAR in managing the Good Manufacturing Practices (GMP) facility and clinic to be developed by AVAR;
●	providing AVAR with advice pertaining to conducting clinicals in China; and
●	within 6 days of signing the AVAR Agreement, Avactis is required to pay to Arbele $300,000 as a research and development fee with an additional two payments of $300,000 (for a total of $900,000) to be paid upon mutually agreed upon milestones.

Arbele, in addition to the above described contribution, shall be responsible for the following:

●	No later than November 1, 2018, enter into a License Agreement with AVAR; and
●	provide AVAR with research and development expertise pertaining to clinical laboratory medicine when hired by AVAR.

AVAR’s Board of Directors shall consist of three directors, of which two (2) directors shall be appointed by Avactis who shall initially be David Jin, M.D., Ph.D and one other director to be determined by Avactis and agreed to by Arbele. One director shall be appointed by Arbele who shall initially be John Luk, Dr. Med.Sc., EMBA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 13, 2018. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd., or Unicorn, pursuant to which the parties agreed to establish a company named Airuikang Biological Technology Co., Ltd., or ABT, which will be owned 60% by Unicorn and 40% by Avalon Shanghai. Within two years of execution of the Joint Venture Agreement, Unicorn shall invest cash into ABT in an amount not less than RMB 8,000,000 (approximately $1.2 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by the ABT, and Avalon Shanghai shall invest cash into ABT in an amount not less than RMB 10,000,000 (approximately $1.5 million). The board of directors of ABT shall consist of five members with Unicorn appointing three members and Avalon Shanghai appointing two members. ABT will be focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

On July 18, 2018, the Company formed a wholly owned subsidiary, Avactis Biosciences, Inc., a Nevada corporation, which will be focused on accelerating commercial activities related to Chimeric Antigen Receptor (CAR)-T technologies. The subsidiary is designed to integrate and optimize our global scientific and clinical resources to further advance the use of CAR-T to treat certain cancers.

On July 30, 2018, the Company signed a Letter of Intent with Arbele Limited, a Hong Kong company (“Arbele”) for a proposed strategic partnership agreement. The purpose of the proposed transaction is to form a joint venture company, AVAR BioTherapeutics (China) Co. Ltd., to develop, manufacture, and commercializing CAR-T immunotherapy for treating cancer patients in China, utilizing intellectual property from Arbele and the clinical platform of the LuDaopei Medical Group in China. The Company paid a $100,000 fee to Arbele for a five-month exclusive right to complete the definitive agreements for the transaction. On October 23, 2018, Avactis Biosciences, Inc. (“Avactis”), a wholly-owned subsidiary of the Company, and Arbele agreed to the establishment of AVAR BioTherapeutics (China) Co. Ltd. (“AVAR”), a Sino-foreign equity joint venture, pursuant to an Equity Joint Venture Agreement (the “AVAR Agreement”), which will be owned 60% by Avactis and 40% by Arbele.

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

Non-controlling Interest

As of September 30, 2018, Dr. Yu Zhou, director and co- chief executive officer of GenExosome, who owned 40% of the equity interests of GenExosome, which is not under our control.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Revenues

We generated real property rental revenue commencing in May 2017. We generated revenue from medical related consulting services commencing in July 2016 and we had revenue from performing development services for hospitals and other customers and sales of developed products to hospitals and other customers commencing on October 25, 2017.

For the three months ended September 30, 2018, we had real property rental revenue of $272,444, as compared to $315,284 for the three months ended September 30, 2017, a decrease of $42,840, or 13.6%, since we lost two tenants in 2018 period. For the nine months ended September 30, 2018, we had real property rental revenue of $847,939, as compared to $537,538 for the nine months ended September 30, 2017, an increase of $310,401, or 57.7%, since we started to generate real property rental revenue in May 2017.

For the three months ended September 30, 2018, we had medical related consulting services revenue from related parties of $71,398, as compared to $2,166 for the three months ended September 30, 2017, an increase of $69,232, or 3,196.3%. The increase was primarily due to the increased demand for our consulting service from our related parties. For the nine months ended September 30, 2018, we had medical related consulting services revenue from related parties of $213,394, as compared to $220,949 for the nine months ended September 30, 2017, a decrease of $7,555, or 3.4%.

For the three and nine months ended September 30, 2018, we had revenue from contract services through performing development services for hospitals and other customers and sales of developed products to hospitals and other customers of $69,661 and $156,176, respectively.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended September 30, 2018, our real property operating expenses amounted to $190,899, as compared to $180,722 for the three months ended September 30, 2017, an increase of $10,177, or 5.6%, mainly due to the increase in building maintenance expenses. For the nine months ended September 30, 2018, our real property operating expenses amounted to $597,114, as compared to $342,576 for the nine months ended September 30, 2017, an increase of $254,538, or 74.3%, since we started our real property rental operations in May 2017.

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

For the three months ended September 30, 2018, costs of medical related consulting services amounted to $64,196, as compared to $47,033 for the three months ended September 30, 2017, an increase of $17,163, or 36.5%. The increase was primarily attributable to the increase in medical related consulting services revenue. For the nine months ended September 30, 2018, costs of medical related consulting services amounted to $188,911, as compared to $271,845 for the nine months ended September 30, 2017, a decrease of $82,934, or 30.5%, mainly due to our stricter control on costs.

Costs of development services and sales of developed products include inventory costs, materials and supplies costs, internal labor and related benefits, depreciation, other overhead costs and shipping and handling costs incurred.

Costs of development services for hospitals and other customers and sales of developed products to hospitals and other customers was $40,386 and $98,999, respectively, for the three and nine months ended September 30, 2018. There were no comparable revenue nor costs of revenue from our development services and sales of developed products operations prior to the date of acquisition, October 25, 2017.

Real Property Operating Income

Our real property operating income for the three months ended September 30, 2018 was $81,545, representing a decrease of $53,017 or 39.4% as compared to $134,562 for the three months ended September 30, 2017, which was mainly attributable to the decrease in rental revenue and a slight increase in real property building maintenance expenses.

Our real property operating income for the nine months ended September 30, 2018 was $250,825, representing an increase of $55,863 or 28.7% as compared to $194,962 for the nine months ended September 30, 2017, which was mainly attributable to we started our real property rental operations in May 2017.

Gross Profit (Loss) from Medical Related Consulting Services and Gross Margin

Gross profit from medical related consulting services for the three months ended September 30, 2018 was $7,202, as compared to gross loss from medical related consulting services of $44,867 for the three months ended September 30, 2017, a change of $52,069, or 116.1%. The change was primarily attributable to the increase in our medical related consulting revenue.

Gross profit from medical related consulting services for the nine months ended September 30, 2018 was $24,483, as compared to gross loss from medical related consulting services of $50,896 for the nine months ended September 30, 2017, a change of $75,379 or 148.1%. The change was mainly attributable to the decrease in our medical related consulting costs for the nine months ended September 30, 2018.

Gross margin increased to 10.1% for the three months ended September 30, 2018 from (2,071.4)% for the three months ended September 30, 2017. The increase in gross margin was primarily resulted from the increase in our medical related consulting revenue.

Gross margin increased to 11.5% for the nine months ended September 30, 2018 from (23.0)% for the nine months ended September 30, 2017. The different medical related consulting services agreement in the nine months ended September 30, 2018 had an effect of improving gross margin as compared to the nine months ended September 30, 2017.

Gross Profits from Development Services and Sales of Developed Products and Gross Margin

Our gross profit from development services and sales of developed products was $29,275 and $57,177, respectively, for the three and nine months ended September 30, 2018, representing gross margin of 42.0% and 36.6%, respectively.

Other Operating Expenses

For the three and nine months ended September 30, 2018 and 2017, other operating expenses consisted of the following:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Selling expenses	$—	$148	$—	$15,138
Advertising expenses	150,548	—	150,548	—
Compensation and related benefits	569,915	468,837	1,596,181	857,237
Professional fees	1,449,768	186,208	2,614,565	566,131
Amortization	81,892	—	245,678	—
Travel and entertainment	93,830	35,955	233,863	75,755
Rent and related utilities	23,301	34,846	78,862	103,173
Other general and administrative	128,186	21,620	320,179	66,152
	$2,497,440	$747,614	$5,239,876	$1,683,586

●	Our selling expense consisted of salaries of sales personnel and travel and entertainment costs incurred by our sales department. We did not incur any selling expense in the three and nine months ended September 30, 2018.

●	For the three and nine months ended September 30, 2018, we incurred advertising expenses of $150,548 to publicize and enhance our image. We did not incur any advertising expenses in the three and nine months ended September 30, 2017.

●	For the three months ended September 30, 2018, compensation and related benefits increased by $101,078, or 21.6%, as compared to the three months ended September 30, 2017. The increase was primarily attributable to an increase in stock-based compensation of approximately $55,000 which reflected the value of options granted and vested to our management in the third quarter of fiscal 2018, and an increase in employee salaries and related benefits of approximately $46,000 due to the increase in general and administrative personnel resulting from our business expansion. For the nine months ended September 30, 2018, compensation and related benefits increased by $738,944, or 86.2%, as compared to the nine months ended September 30, 2017. The significant increase was primarily attributable to an increase in stock-based compensation of approximately $427,000 which reflected the value of options granted and vested to our management in the nine months ended September 30, 2018, and an increase in employee salaries and related benefits of approximately $312,000 due to the increase in general and administrative personnel resulting from our business expansion.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to being a public company. For the three months ended September 30, 2018, professional fees increased by $1,263,560, or 678.6%, as compared to the three months ended September 30, 2017. The significant increase was mainly attributable to an increase in consulting fees of approximately $907,000 due to the increase in use of consulting services providers, an increase in legal service fees of approximately $231,000 due to the increase in use of legal services providers mainly related to work on registration statement, an increase in investor relations charge of approximately $79,000 due to the increase in investor relations activities incurred, and an increase in other miscellaneous items of approximately $47,000 reflecting our business expansion. For the nine months ended September 30, 2018, professional fees increased by $2,048,434, or 361.8%, as compared to the nine months ended September 30, 2017. The significant increase was mainly attributable to an increase in consulting fees of approximately $1,508,000 due to the increase in use of consulting services providers, an increase in legal service fees of approximately $265,000 due to the increase in use of legal services providers mainly related to work done for registration statement, an increase in investor relations charge of approximately $172,000 due to the increase in investor relations activities incurred, an increase in accounting fees of approximately $54,000 and an increase in other miscellaneous items of approximately $49,000 reflecting our business expansion.

●	For the three months ended September 30, 2018, amortization expense increased by $81,892, or 100.0%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, amortization expense increased by $245,678, or 100.0%, as compared to the nine months ended September 30, 2017. We purchased intangible assets and commenced to amortize it in the fourth quarter of fiscal 2017.

●	For the three months ended September 30, 2018, travel and entertainment expense increased by $57,875, or 161.0%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, travel and entertainment expense increased by $158,108, or 208.7%, as compared to the nine months ended September 30, 2017. The increase was mainly due to our business expansion.

●	For the three months ended September 30, 2018, rent and related utilities expenses decreased by $11,545, or 33.1%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, rent and related utilities expenses decreased by $24,311, or 23.6%, as compared to the nine months ended September 30, 2017. The decrease was primarily attributable to the termination of our New Jersey office lease in August 2017.

●	Other general and administrative expenses mainly consisted of office supplies, miscellaneous taxes, bank service charge, academic sponsorship and other miscellaneous items. For the three months ended September 30, 2018, other general and administrative expenses increased by $106,566, or 492.9%, as compared to the three months ended September 30, 2017. The increase was primarily due to an increase in academic sponsorship incurred of approximately $50,000, offset by an increase in other miscellaneous items of approximately $57,000. For the nine months ended September 30, 2018, other general and administrative expenses increased by $254,027, or 384.0%, as compared to the nine months ended September 30, 2017. The increase was primarily due to an increase in academic sponsorship incurred of approximately $125,000, and an increase in other miscellaneous items of approximately $129,000 resulting from our business expansion.

Loss from Operations

As a result of the foregoing, for the three months ended September 30, 2018, loss from operations amounted to $2,379,418, as compared to $657,919 for the three months ended September 30, 2017, a change of $1,721,499, or 261.7%.

As a result of the foregoing, for the nine months ended September 30, 2018, loss from operations amounted to $4,907,391, as compared to $1,539,520 for the nine months ended September 30, 2017, a change of $3,367,871, or 218.8%.

Other Income (Expense)

Other income (expense) includes interest income from bank deposits, interest expense incurred from our outstanding loan and $1 million refundable deposit which we repaid in April 2018 as described elsewhere in this report, foreign currency transaction loss, and other nominal (expense) income.

Other expense, net, totaled $23,833 for the three months ended September 30, 2018, as compared to $52,810 for the three months ended September 30, 2017, a change of $28,977, which was mainly attributable to a decrease in interest expense of approximately $28,000, and an increase in interest income of approximately $1,000.

Other expense, net, totaled $390,644 for the nine months ended September 30, 2018, as compared to $151,050 for the nine months ended September 30, 2017, a change of $239,594, which was mainly attributable to an increase in interest expense of approximately $192,000, and an increase in foreign currency transaction loss of approximately $50,000, offset by an increase in interest income of approximately $2,000.

Income Taxes

We did not have any income taxes expense for the three and nine months ended September 30, 2018 and 2017 since we incurred losses in the periods.

Net Loss

As a result of the factors described above, our net loss was $2,403,251 for the three months ended September 30, 2018, as compared to $710,729 for the three months ended September 30, 2017, a change of $1,692,522 or 238.1%.

As a result of the factors described above, our net loss was $5,298,035 for the nine months ended September 30, 2018, as compared to $1,690,570 for the nine months ended September 30, 2017, a change of $3,607,465 or 213.4%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $2,344,670, or $(0.03) per share (basic and diluted) for the three months ended September 30, 2018, as compared with net loss attributable to Avalon GloboCare Corp. common shareholders of $710,729, or $(0.01) per share (basic and diluted) for the three months ended September 30, 2017, a change of $1,633,941 or 229.9%.

The net loss attributable to Avalon GloboCare Corp. common shareholders was $5,120,643 or $(0.07) per share (basic and diluted) for the nine months ended September 30, 2018, as compared with net loss attributable to Avalon GloboCare Corp. common shareholders of $1,690,570, or $(0.03) per share (basic and diluted) for the nine months ended September 30, 2017, a change of $3,430,073 or 202.9%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon (BVI) Ltd. (dormant, will be dissolved in 2018), Avalon RT 9, GenExosome, and Avactis is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing GenExosome, is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenue, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $94,069 and a foreign currency translation gain of $6,151 for the three months ended September 30, 2018 and 2017, respectively. We reported a foreign currency translation loss of $137,438 and $25,973 for the nine months ended September 30, 2018 and 2017, respectively. This non-cash loss/gain had the effect of increasing/decreasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $2,497,320 and $704,578 for the three months ended September 30, 2018 and 2017, respectively. We had comprehensive loss of $5,435,473 and $1,716,543 for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2018 and December 31, 2017, we had cash balance of approximately $3,810,000 and $3,027,000, respectively. These funds are kept in financial institutions located as follows:

Country:	September 30, 2018		December 31, 2017
United States	$2,155,324	56.6%	$1,700,024	56.2%
China	1,654,815	43.4%	1,327,009	43.8%
Total cash	$3,810,139	100.0%	$3,027,033	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2017 to September 30, 2018:

			December 31, 2017 to September 30, 2018
	September 30, 2018	December 31, 2017	Change	Percentage Change
Working capital (deficit):
Total current assets	$5,312,076	$3,234,977	$2,077,099	64.2%
Total current liabilities	1,158,299	5,360,184	(4,201,885)	(78.4)%
Working capital (deficit)	$4,153,777	$(2,125,207)	$6,278,984	(295.5)%

Our working capital increased by $6,278,984 to working capital of $4,153,777 at September 30, 2018 from working capital deficit of $2,125,207 at December 31, 2017. The increase in working capital was primarily attributable to an increase in cash of approximately $783,000, a decrease in a loan payable – current portion of approximately $1,500,000 due to the repayment of $500,000 in 2018 with the balance of $1,000,000 extended to March 2020 in accordance with a signed extension agreement and a decrease in refundable deposit of approximately $3,000,000 resulting from the satisfaction on the BCC Repayment Obligation in 2018 as disclosed elsewhere in this report. In addition, the increase in working capital was also the result of an increase in account receivable, net of allowance for doubtful accounts, of approximately $124,000, an increase in accounts receivable – related party, net of allowance for doubtful accounts, of approximately $215,000, an increase in security deposit of approximately $412,000 mainly due to deposits of approximately $391,000 made in 2018 pursuant to a Joint Venture Agreement entered on May 29, 2018 and a Letter of Intent signed on July 30, 2018, an increase in security deposit – related party of approximately $291,000 which was refunded in full in October 2018, an increase in prepaid expenses and other current assets of approximately $215,000, and a decrease in due to related party of approximately $200,000. The increase in the working capital offset by an increase in accounts payable of approximately $106,000, and an increase in accrued liabilities and other payables of approximately $534,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following summarizes the key components of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net cash used in operating activities	$(3,540,696)	$(747,056)
Net cash used in investing activities	(642,520)	(7,059,565)
Net cash provided by financing activities	5,042,217	5,309,500
Effect of exchange rate on cash	(75,895)	(32,246)
Net increase (decrease) in cash	$783,106	$(2,529,367)

Net cash flow used in operating activities for the nine months ended September 30, 2018 was $3,540,696, which primarily reflected our net loss of approximately $5,298,000, and the changes in operating assets and liabilities, primarily consisting of an increase accounts receivable of approximately $131,000, an increase in accounts receivable – related parties of approximately $226,000, an increase in security deposit of approximately $710,000, offset by an increase in accrued liabilities and other payables of approximately $455,000, and the add-back of non-cash items consisting of depreciation and amortization expense of approximately $384,000, and stock-based compensation expense of approximately $2,225,000.

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

Net cash flow used in investing activities was $642,520 for the nine months ended September 30, 2018 as compared to $7,059,565 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we made payment for purchase of property and equipment of approximately $50,000, made payment for improvement of commercial real estate of approximately $393,000, and made payment for previously acquired business of approximately $200,000. During the nine months ended September 30, 2017, we made payments for purchase of property and equipment of approximately $51,000, and made payments for purchase of commercial real estate of approximately $7,009,000.

Net cash flow provided by financing activities was $5,042,217 for the nine months ended September 30, 2018 as compared to $5,309,500 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we received net proceeds from equity offering of approximately $7,065,000, offset by repayments made for loan of approximately $500,000, repurchase of common stock of approximately $523,000, and refund for refundable deposit in connection with Share Subscription Agreement of approximately $1,000,000 as described elsewhere in this report. During the nine months ended September 30, 2017, we received $2,100,000 proceeds from loan payable, and received $210,000 advance from related parties, and received $3,000,000 proceeds of refundable deposit as earnest money in connection with the Share Subscription Agreement related to the 3,000,000 common stock issued to the March 2017 Accredited Investor who is an entrusted party that holds the shares on behalf of DOING, offset by repayment for related parties’ advance of $500.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2018, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Office leases commitment	$36,249	$36,249	$—	$—	$—
Insurance premium financing agreement	89,884	89,884	—	—	—
Acquisition consideration	250,000	250,000	—	—	—
Loan payable (principal)	1,000,000	—	1,000,000	—	—
Accrued interest	50,137	50,137	—	—	—
Total	$1,426,270	$426,270	$1,000,000	$—	$—

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended September 30, 2018 and 2017, we had unrealized foreign currency translation loss of approximately $94,000 and unrealized foreign currency translation gain of approximately $6,000, respectively, because of changes in the exchange rate. For the nine months ended September 30, 2018 and 2017, we had unrealized foreign currency translation loss of approximately $137,000 and $26,000, respectively, because of changes in the exchange rate.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2018, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of September 30, 2018 due to the material weakness we previously reported in our Form 10-K Annual Report for the year ended December 31, 2017 (“2017 10-K”) which has not yet been remediated. In our 2017 10-K we reported:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Services

During the nine months ended September 30, 2018, we granted a total of 180,000 options to four directors with 120,000 options at a fixed exercise price of $2.50 per share, 40,000 options at a fixed exercise price of $2.30 per share and 20,000 options at a fixed exercise price of $2.80 per share. These options are exercisable for a period of five years. In connection with the option vest, we recorded stock-based compensation expense of $147,715 and $299,195 for the three and nine months ended September 30, 2018.

During the nine months ended September 30, 2018, we granted 200,000 options to two consultants with 180,000 options at a fixed exercise price of $1.00 per share and 20,000 options at a fixed exercise price of $2.80 per share. 180,000 options are exercisable for a period of three years and 20,000 options are exercisable for a period of five years. In connection with the option grant, we recorded stock-based compensation expense of $221,040 and $604,082 for the three and nine months ended September 30, 2018.

During the nine months ended September 30, 2018, pursuant to consulting agreements, the Company issued an aggregate of 235,679 shares of common stock for consulting services rendered and to be rendered. These shares were valued at $634,950, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $529,965 and $591,715 for the three and nine months ended September 30, 2018 and reduced accrued liabilities of $10,000 and recorded prepaid expense of $33,235 as of September 30, 2018 which will be amortized over the rest of corresponding service periods.

Warrants for Equity Raise

In connection with equity raise, we issued a total of 578,891 stock warrants each with a fixed exercise price to an investment banking firm. These warrants are exercisable at any time for a five-year period. The fair value of these warrants was debited to the account of additional paid-in capital and was fully offset by the corresponding credit to the additional paid-in capital, resulting in no change in net equity of the balance sheet.

Common Shares Sold for Cash

During the nine months ended September 30, 2018, we sold 3,107,000 shares of common stock at $1.75 per share to investors pursuant to subscription agreements. We received net cash proceeds of $5,056,643, net of cash fee paid to an investment banking firm of $380,607. In connection with this private offering, we issued a total of 218,391 stock warrants to the placement agent for the transaction. Among these warrants, 151,235 warrants with a fixed exercise price of $1.62 per share, 5,960 warrants with a fixed exercise price of $1.85 per share, 36,750 warrants with a fixed exercise price of $1.90 per share, 24,446 warrants with a fixed exercise price of $2.24 per share. These warrants are exercisable at any time for a five-year period.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act of 1933 or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Public Offering

On August 13, 2018, we entered into an Underwriting Agreement with Boustead Securities, LLC. Pursuant to the Underwriting Agreement, on August 14, 2018, we closed a public offering in which it sold 939,450 shares of common stock at a per share price of $2.25 per share for total gross proceeds of $2,113,763 less commission of $105,689 resulting in net proceeds, before expenses, of $2.008,074.

Joint Venture

On October 23, 2018, Avactis Biosciences, Inc. (“Avactis”), a wholly-owned subsidiary of the Company, and Arbele Limited (“Arbele”) agreed to the establishment of AVAR BioTherapeutics (China) Co. Ltd. (“AVAR”), a Sino-foreign equity joint venture, pursuant to an Equity Joint Venture Agreement (the “AVAR Agreement”), which will be owned 60% by Avactis and 40% by Arbele. The purpose and business scope of the Joint Venture is to research, develop, produce, sell, distribute and generally commercialize CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy in China. Avactis is required to contribute USD $10 million (or equivalent in RMB) in cash and/or services, which shall be contributed in tranches based on milestones to be determined jointly by AVAR and Avactis in writing subject to Avactis’ cash reserves. Within 30 days, Arbele shall make contribution of USD $6.66 million in the form of entering into a License Agreement with AVAR granting AVAR with an exclusive right and license in China to its technology and intellectual property pertaining to CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy technology and any additional technology developed in the future with terms and conditions to be mutually agreed upon Avactis and AVAR and services.

In addition, Avactis is responsible for:

●	Contributing registered capital of RMB 5,000,000 (approximately $700,000) for working capital purposes as required by local regulation, which is not required to be contributed immediately and will be contributed subject to Avactis’ discretion;
●	assist AVAR in setting up its business operations and obtaining all required permits and licenses from the Chinese government;
●	assisting AVAR in recruiting, hiring and retaining personnel;
●	providing AVAR with access to various hospital networks in China to assist in the testing and commercialization of the CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy technology in China;
●	assisting AVAR in managing the Good Manufacturing Practices (GMP) facility and clinic to be developed by AVAR;
●	providing AVAR with advice pertaining to conducting clinicals in China; and
●	within 6 days of signing the AVAR Agreement, Avactis is required to pay to Arbele $300,000 as a research and development fee with an additional two payments of $300,000 (for a total of $900,000) to be paid upon mutually agreed upon milestones.

Arbele, in addition to the above described contribution, shall be responsible for the following:

●	No later than November 1, 2018, enter into a License Agreement with AVAR; and
●	provide AVAR with research and development expertise pertaining to clinical laboratory medicine when hired by AVAR.

AVAR’s Board of Directors shall consist of three directors, of which two (2) directors shall be appointed by Avactis who shall initially be David Jin, M.D., Ph.D and one other director to be determined by Avactis and agreed to by Arbele. One director shall be appointed by Arbele who shall initially be John Luk, Dr. Med.Sc., EMBA

Nasdaq Uplisting

On November 5, 2018, our shares of common stock commenced trading on the NASDAQ Capital Market.

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

10.31

Strategic Partnership Agreement between Avalon GloboCare Corp. and Weill Cornell Medical College of Cornell University dated August 6, 2018.(incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 27, 2018)

10.32

Equity Joint Venture Agreement by and between Avactis Biosciences, Inc., a wholly-owned subsidiary of Avalon GloboCare Corp., and Arbele Limited for the establishment of AVAR (China) BioTherapeutics Ltd. dated October 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

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

AVALON GLOBOCARE CORP.
(Registrant)

Date: November 13, 2018	By:	/s/ David K. Jin
David K. Jin
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)