Form 10-Q/A
period 2018-09-30
Avalon Globocare Corp.
filed 2018-11-13
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Avalon GloboCare Corp. (the “Company”) for the quarter ended September 30, 2018 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on November 13, 2018 (the “Original Filing Date”).

The purpose of this Amendment is to correct various miscellaneous items in Exhibits 101 to the Form 10-Q. Exhibits 101 provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment to the Form 10-Q continues to speak as of the Original Filing Date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

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