Form 10-K
period 2018-12-31
Avalon GloboCare Corp.
filed 2019-03-26
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 000-55709

(Name of registrant as specified in its charter)

Delaware	47-1685128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Route 9 South, Suite 3100
Freehold, New Jersey 07728	646-762-4517
(Address of principal executive offices)	(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of each Class:	Name of Each Exchange
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was approximately $58,687,000.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of March 26, 2019, was 73,820,539.

Documents incorporated by reference: NONE

i

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

ii

PART I

ITEM 1. BUSINESS

Overview

We are dedicated to advancing cell-based technologies and therapeutics, as well as empowering high-impact biomedical innovations to accelerate their clinical applications. Our ecosystem covers the areas of exosome technology (including liquid biopsy and regenerative therapeutics) and cellular immunotherapy. We plan to integrate technologies and services through joint venture and subsidiary structures that bring shareholder value both in the short term, through operational entities and long term, through biomedical innovation development, such as our recent joint venture for the advancement of exosome isolation systems and related products.

In addition, we are engaged in the development of exosome technology to improve the diagnosis and management of diseases. Exosomes are tiny, subcellular, membrane-bound vesicles 30-150 nm in diameter that are released by almost all cell types and can carry membrane and cellular proteins, as well as genetic materials that are representative of the cell of origin. Profiling various bio-molecules in exosomes may serve as useful biomarkers for a wide variety of diseases. Our isolation system is designed to be used by researchers for biomarker discovery, clinical diagnostic development, and advancement of targeted therapies. Currently, isolation systems and service are available to isolate exosomes or extract exosomal RNA/protein from serum/plasma, urine and saliva samples. We are seeking to decode proteomic and genomic alterations underlying a wide-range of pathologies, thus allowing for the introduction of novel non-invasive “liquid biopsies”. Our mission is focused on diagnostic advancements in the fields of oncology, infectious diseases and fibrotic diseases, and the discovery of disease-specific exosomes to provide the disease origin insight necessary to enable personalized clinical management.

We currently generate revenue by selling exosome isolation systems in China and the United States through our joint venture GenExosome Technologies, Inc. In addition, we provide medical related consulting services in advanced areas of immunotherapy and second opinion/referral services through our wholly-owned subsidiary Avalon (Shanghai) Healthcare Technology Co., Ltd., or Avalon Shanghai. We also own and operate commercial real estate in New Jersey, where we are headquartered.

Corporate Information/Company History

We were incorporated under the laws of the State of Delaware on July 28, 2014 under the name Global Technologies Corp. On October 18, 2016, we changed our name to Avalon GloboCare Corp. and completed a reverse split of our shares of common stock at a ratio of 1:4.

We own 100% of the capital stock of Avalon Healthcare System, Inc., a Delaware corporation, or AHS, which we acquired on October 19, 2016. AHS was incorporated on May 18, 2015 under the laws of the State of Delaware. In addition, we own through AHS 100% of the capital stock of Avalon (Shanghai) Healthcare Technology Co., Ltd., or Avalon Shanghai, which is a wholly foreign-owned enterprise, or WFOE, organized under the laws of the People’s Republic of China, or PRC or China. Avalon Shanghai was incorporated on April 29, 2016 and is engaged in medical related consulting services for customers.

On February 7, 2017, we formed Avalon RT 9 Properties, LLC, a New Jersey limited liability company, and on January 23, 2017, we incorporated Avalon (BVI) Ltd, a British Virgin Islands company (dormant, to be dissolved). In July 2017, we formed GenExosome Technologies Inc., a Nevada corporation, or GenExosome. On October 25, 2017, we acquired 60% of GenExosome. Dr. Yu Zhou, MD, PHD holds 40% of GenExosome. On October 25, 2017, GenExosome acquired 100% of Beijing Jieteng (GenExosome) Biotech Co. Ltd., a corporation incorporated in the People’s Republic of China, or Beijing GenExosome.

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd., or Unicorn, pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within two years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.2 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.5 million). The board of directors of Epicon shall consist of five members with Unicorn appointing three members and Avalon Shanghai appointing two members. Epicon will be focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of the date hereof, Unicorn has invested the premises of the laboratories of Nanjing Hospital of Chinese Medicine and Avalon Shanghai has contributed RMB 3,000,000 (approximately $0.4 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

On July 18, 2018, we formed a wholly owned subsidiary, Avactis Biosciences, Inc., a Nevada corporation, which will be focused on accelerating commercial activities related to Chimeric Antigen Receptor (CAR)-T technologies. The subsidiary is designed to integrate and optimize our global scientific and clinical resources to further advance the use of CAR-T to treat certain cancers. On October 23, 2018, Avactis Biosciences, Inc. (“Avactis”) and Arbele agreed to the establishment of AVAR BioTherapeutics (China) Co. Ltd. (“AVAR”), a Sino-foreign equity joint venture, pursuant to an Equity Joint Venture Agreement (the “AVAR Agreement”), which will be owned 60% by Avactis and 40% by Arbele. The purpose and business scope of the Joint Venture is to research, develop, produce, sell, distribute and generally commercialize CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy in China. Avactis is required to contribute USD $10 million (or equivalent in RMB) in cash and/or services, which shall be contributed in tranches based on milestones to be determined jointly by AVAR and Avactis in writing subject to Avactis’ cash reserves. Within 30 days, Arbele shall make contribution of USD $6.66 million in the form of entering into a License Agreement with AVAR granting AVAR with an exclusive right and license in China to its technology and intellectual property pertaining to CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy technology and any additional technology developed in the future with terms and conditions to be mutually agreed upon Avactis and AVAR and services.

In addition, Avactis is responsible for:

●	Contributing registered capital of RMB 5,000,000 (approximately $700,000) for working capital purposes as required by local regulation, which is not required to be contributed immediately and will be contributed subject to Avactis’ discretion;

●	assist AVAR in setting up its business operations and obtaining all required permits and licenses from the Chinese government;

●	assisting AVAR in recruiting, hiring and retaining personnel;

●	providing AVAR with access to various hospital networks in China to assist in the testing and commercialization of the CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy technology in China;

●	assisting AVAR in managing the Good Manufacturing Practices (GMP) facility and clinic to be developed by AVAR;

●	providing AVAR with advice pertaining to conducting clinicals in China; and

●	Within 6 days of signing the AVAR Agreement, Avactis is required to pay to Arbele $300,000 as a research and development fee with an additional two payments of $300,000 (for a total of $900,000) to be paid upon mutually agreed upon milestones.

Under AVAR Agreement, Arbele shall be responsible for the following:

●	Entering into a License Agreement with AVAR; and

●	Providing AVAR with research and development expertise pertaining to clinical laboratory medicine when hired by AVAR.

In the first quarter of 2019, the Company and Arbele have jointly filed provisional patent applications covering method and composition of matter claims for AVA-101, a novel multi-targeted, transposon-based Chimeric Antigen Receptor (CAR)-T cellular immunotherapy.  These unique CAR vector constructs are non-virally engineered, possessing multiple therapeutic targets as well as unique “safety-switch” control mechanisms, designed to provide more effective therapy and overcome toxicities of current CAR-T therapy. This set of patent applications primarily involves an innovative, versatile and inducible transposon-based vector system composed of humanized CD19 and CD22 dual and bispecific CARs with a safety switch targeted by Rituximab.  Furthermore, the system enables a combination therapy with anti-immune check point inhibitors as well as other factors to support effector CAR-T cell survival for more efficacious, durable and safer cellular immunotherapy for treating patients with progressive hematologic malignancies.

As of the date hereof, Avactis has paid $300,000 to Arbele as research and development fee, AVAR is in process of being established and the License Agreement has not been finalized.

On August 6, 2018, we entered into a strategic partnership agreement with Weill Cornell’s cGMP Cellular Therapy Facility and Laboratory for Advanced Cellular Engineering headed by Dr. Yen-Michael Hsu. This strategic partnership aims to co-develop bio-production and standardization procedures in procurement, storage, processing, clinical study protocols, and bio-banking for Chimeric Antigen Receptor (CAR)-T therapy, in accordance with the Foundation of Accreditation for Cellular Therapy (FACT) and American Association of Blood Banks (AABB) standards. This partnership also includes a CAR-T education program to support and foster collaborative research and training programs for scientists and clinicians between Weill Cornell and Hebei Yanda LuDaopei Hospital, which is our main affiliated clinical facility as well as the world’s single largest medical institution in CAR-T therapy.

The following diagram illustrates our corporate structure as of the date hereof:

Sales and Marketing

We seek to develop new business through relationships driven by our senior management, which have extensive contacts throughout the healthcare system. Our senior management will be seeking opportunities for joint ventures, strategic relationships and acquisitions in consulting and biomedical innovations.

Services

We currently generate revenue from related party strategic relationships through Avalon Shanghai that provide consultative services in advanced areas of immunotherapy and second opinion/referral services. In addition, our services are targeted at serving our clients and using our insights and deep expertise to produce tangible and significant results. Our services include research studies, executive education, daily online executive briefings, tailored expert advisory services, and consulting and management services. We typically charge an annual fee. Through our services, we attempt to have our clients focus on important problems by providing an analysis of the evolving healthcare industry and the methods prevalent in the industry to solve those problems through counsel, business planning and support. We tailor these solutions to the client’s specific strategic challenges, operational issues, and management concerns.

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

Markets

We will focus on the following markets in developing our core business:

Platform “Avalon Cell”

Regarded as the future of medicine, we believe cell-based therapeutics will replace pharmaceuticals as a more effective and functional modality in disease treatment. We are actively engaging in this revolutionary trend and positioning to take a leading role in cell-based technology and therapeutics. The business model for our “Avalon Cell” platform is based on stringent criteria in the selection and evaluation of candidate projects at different stages of their developmental cycle. We particularly focus on projects that have strong intellectual property and distinctive innovation, as well as being translational, application-driven, and commercialization-ready. Our technology-based platform, “Avalon Cell”, comprises four programs:

●	Exosome technology, small extracellular vesicles that have great potential to be used in diagnostics (“liquid biopsy”) and regenerative therapeutics. We have commenced developing collaborative sites at Weill Cornell Medical College in the United States, as well as Lu Daopei Hospital of Daopei Medical Group and Da An Gene Co, Ltd. in China, focusing on exosome-based diagnostics, therapeutics, bio-banking, as well as “Exosomics Big Data”, in the unmet areas of oral cancer, leukemia, and fibrotic diseases.;

●	Endothelial cells, namely therapeutics involving the cells that line blood vessels and regulate exchanges between the bloodstream and surrounding tissue. These programs will occur with our collaborative sites at Weill Cornell Medical College Department of Pathology and Ansary Stem Cell Institute, focusing on standardization of endothelial cell banking and therapeutics;

●	Regenerative medicine; and

●	Cell-based immunotherapy (including cells such as NK, DC-CIK, CAR-T).

Revenue

GenExosome Technologies, Inc.

Through our majority-owned subsidiary, GenExosome Technologies, Inc., or GenExosome, we market and sell our proprietary exosome isolation systems. Exosomes are small extracellular vesicles that we believe may be used as a vehicle for drug delivery in the treatment of various diseases, and biomarkers for early stage diagnosis and as enhancements to certain cosmetic treatments and procedures. We currently produce our isolation systems in China and the U.S. and sell these systems primarily to research laboratories and universities.

Further, we generate revenue by performing development services for hospitals and sales of related products developed to hospitals through GenExosome and Beijing Jieteng (GenExosome) Biotech Co., Ltd., or Beijing GenExosome, GenExosome’s wholly-owned subsidiary.

Avalon RT 9 Properties, LLC

In May 2017, we acquired commercial property located in Freehold, New Jersey. This property is now our corporate headquarters and contains several commercial tenants that generate revenue through rental income. The revenue generated from the commercial tenants in our Freehold, New Jersey headquarters is facilitated through a management agreement with a company, which is controlled by Wenzhao Lu, our major shareholder and chairman of the Board of Directors, based in the United States.

Avalon Shanghai

We currently generate revenue by providing medical related consulting services in advanced areas of immunotherapy and second opinion/referral services through Avalon (Shanghai) Healthcare Technology Co., Ltd., or Avalon Shanghai. Our medical related consulting services include research studies, executive education, daily online executive briefings, tailored expert advisory services, and consulting and management services. We typically charge an annual fee. Through our services we attempt to have our clients focus on important problems by providing an analysis of the evolving healthcare industry and the methods prevalent in the industry to solve those problems through counsel, business planning and support. The revenue generated from our related parties in China is managed by our employees residing in China and contactors who are retained as needed. Currently, the Company is in the process of negotiating a new contract with a different scope with our related party. Consulting services provided by Avalon Shanghai under the contract include:

●	providing scientific research consulting services;

●	integrating experts, medical institutions and other resources in the United States in support of scientific research;

●	providing technical education and training; and

●	assisting in publication of academic papers.

Strategic Development

We intend to pursue the acquisition and development of healthcare related technologies for cell related diagnostics and therapeutics through acquisition, licensing or joint ventures with major universities and biotech companies. We will also consider a third avenue of investing in certain technologies for cell related diagnostics and therapeutics through the acquisition of operational entities.

Intellectual Property

Our goal is to obtain, maintain and enforce patent rights for our products, formulations, processes, methods of use and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and abroad. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. Even patent protection, however, may not always afford us with complete protection against competitors who seek to circumvent our patents. If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish. To this end, we require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure and use of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions relevant to our technologies and important to our business.

Through GenExosome, we have applied for four patents in China with related trademarks. We are in the process of applying for those same patents and trademarks in the United States and are also in the process of developing additional patents and related intellectual property. We own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights that, in the aggregate, are of material importance to our business. We consider our trademarks, service marks, and other intellectual property to be proprietary, and rely on a combination of copyright, trademark, trade secret, non-disclosure, and contractual safeguards to protect our intellectual property rights.

Current patent applications in China are as follows.

Application of an Exosomal MicroRNA in plasma as biomarker to diagnosis LIVER CANCER	Patent application number: CN 2016 1 0675107.5
Clinical application of circulating exosome carried miRNA-33b in the diagnosis of liver cancer	Patent application number: CN 2016 1 0675110.7
Saliva exosome-based methods and composition for the Diagnosis, Staging and Prognosis of ORAL CANCER	Patent application number: CN 2017 1 0330847.X
A novel exosome-based therapeutics against proliferative oral diseases	Patent application number: CN 2017 1 0330835.7

Competition

GenExosome Technologies, Inc.

We currently market for sale our proprietary exosome isolation system. There are other companies that produce exosome isolation systems. However, our internal analysis shows that most exosome isolation systems use a centrifuge process for isolation which takes several hours and results in a low purity. Our isolation system is a membrane system which isolates exosomes in a few minutes with a higher purity than competing systems.

We believe that our proprietary isolation system is superior to competing systems and plan to continue to improve our process to maintain competitive advantages in the market.

Avalon Shanghai

In our current consulting business in the People’s Republic of China, or PRC or China, we compete with a number of advisory firms offering similar service including consulting and strategy firms; market research, data, benchmarking, and forecasting providers; technology vendors and services firms; healthcare information technology firms; technology advisory firms; outsourcing firms; and specialized providers of educational and training services. Other organizations, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, also may offer research, consulting, tools, and education services to health care and education organizations.

We believe that the principal competitive factors in our market include quality and timeliness of our services, strength and depth of relationships with our clients, ability to meet the changing needs of current and prospective clients, measurable returns on customer investment, and service and affordability.

As our business develops and we expand through joint ventures, acquisitions and strategic partnerships in the U.S. and PRC, we will have competition with other direct service providers, emerging technologies and medical communication platforms. We will seek to maintain a competitive advantage through intellectual property, superior quality management and cutting edge technology.

Avalon RT 9 Properties LLC

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

Manufacturing

GenExosome presently maintains its laboratory, research and manufacturing facilities in leased premises located in Beijing, China and our owned executive commercial building in Freehold, New Jersey. We manufacture and assemble our exosome isolation systems for sale to research laboratories and universities. The exosome isolation system is comprised of our proprietary reagent with specifically designed membranes. We assemble the isolation system at our premises through commercially available purchased components that we modify in a proprietary manner and assemble in our systems, which are then shipped to our customers.

Employees

As of March 26, 2019, we employed 10 employees, eight of which are full time employees. None of our employees are represented by a collective bargaining arrangement.

Government Regulation

Overview

The healthcare industry in the PRC and U.S. is highly regulated and subject to changing political, legislative, regulatory, and other influences. Further, the healthcare industry is currently undergoing rapid change. We are uncertain how, when or in what context these new changes will be adopted or implemented. These new regulations could create unexpected liabilities for us, could cause us or our members to incur additional costs and could restrict our or our clients’ operations. Many of the laws are complex and their application to us, our clients, or the specific services and relationships we have with our members are not always clear. Our failure to anticipate accurately the application of these laws and regulations, or our other failure to comply, could create liability for us, result in adverse publicity, and otherwise negatively affect our business.

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

In September 2006, the Ministry of Commerce, or MOFCOM, promulgated the Regulations on Foreign Investors’ Mergers and Acquisitions of Domestic Enterprises, or the M&A Regulations, in an effort to better regulate foreign investment in the PRC. The M&A Regulations were adopted in part as a needed codification of certain joint venture formation and operating practices, and also in response to the government’s increasing concern about protecting domestic companies in perceived key industries and those associated with national security, as well as the outflow of well-known trademarks, including traditional Chinese brands.

As a U.S. based company doing business in the PRC, we seek to comply with all PRC laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable PRC regulatory agencies such as the MOFCOM, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, and the State Administration of Foreign Exchange, or SAFE.

Drug Approval Process

The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our product candidates are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as the FDA’s refusal to approve a pending new drug application, or NDA, or a pending biologics license application, or BLA, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

Pharmaceutical products such as ours may not be commercially marketed without prior approval from the FDA and comparable regulatory agencies in other countries. In the United States, the process to receiving such approval is long, expensive and risky, and includes the following steps:

●	pre-clinical laboratory tests, animal studies, and formulation studies;

●	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication;

●	submission to the FDA of an NDA or BLA;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMPs;

●	a potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the NDA or BLA;

●	the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all; and

●	FDA review and approval of the NDA or BLA.

Regulation by U.S. and foreign governmental authorities is a significant factor affecting our ability to commercialize any of our products, as well as the timing of such commercialization and our ongoing research and development activities. The commercialization of drug products requires regulatory approval by governmental agencies prior to commercialization. Various laws and regulations govern or influence the research and development, non-clinical and clinical testing, manufacturing, processing, packing, validation, safety, labeling, storage, record keeping, registration, listing, distribution, advertising, sale, marketing and post-marketing commitments of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable laws and regulations, require expending substantial resources.

The results of pre-clinical testing, which include laboratory evaluation of product chemistry and formulation, animal studies to assess the potential safety and efficacy of the product and its formulations, details concerning the drug manufacturing process and its controls, and a proposed clinical trial protocol and other information must be submitted to the FDA as part of an IND that must be reviewed and become effective before clinical testing can begin. The study protocol and informed consent information for patients in clinical trials must also be submitted to an independent Institutional Review Board, or IRB, for approval covering each institution at which the clinical trial will be conducted. Once a sponsor submits an IND, the sponsor must wait 30 calendar days before initiating any clinical trials. If the FDA has comments or questions within this 30-day period, the issue(s) must be resolved to the satisfaction of the FDA before clinical trials can begin. In addition, the FDA, an IRB or the company may impose a clinical hold on ongoing clinical trials due to safety concerns. If the FDA imposes a clinical hold, clinical trials can only proceed under terms authorized by the FDA. Our pre-clinical and clinical studies must conform to the FDA’s Good Laboratory Practice, or GLP, and Good Clinical Practice, or GCP, requirements, respectively, which are designed to ensure the quality and integrity of submitted data and protect the rights and well-being of study patients. Information for certain clinical trials also must be publicly disclosed within certain time limits on the clinical trial registry and results databank maintained by the NIH.

Typically, clinical testing involves a three-phase process; however, the phases may overlap or be combined:

●	Phase I clinical trials typically are conducted in a small number of volunteers or patients to assess the early tolerability and safety profile, and the pattern of drug absorption, distribution and metabolism;

●	Phase II clinical trials typically are conducted in a limited patient population with a specific disease in order to assess appropriate dosages and dose regimens, expand evidence of the safety profile and evaluate preliminary efficacy; and

●	Phase III clinical trials typically are larger scale, multicenter, well-controlled trials conducted on patients with a specific disease to generate enough data to statistically evaluate the efficacy and safety of the product, to establish the overall benefit-risk relationship of the drug and to provide adequate information for the registration of the drug.

A therapeutic product candidate being studied in clinical trials may be made available for treatment of individual patients, in certain circumstances. Pursuant to the 21st Century Cures Act (Cures Act), which was signed into law in December 2016. The manufacturer of an investigational product for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational product.

The results of the pre-clinical and clinical testing, chemistry, manufacturing and control information, proposed labeling and other information are then submitted to the FDA in the form of either an NDA or BLA for review and potential approval to begin commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information in a Complete Response Letter, or CRL, or deny the approval if it determines that the NDA or BLA does not provide an adequate basis for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of an NDA or BLA and may require additional testing. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter, which authorizes commercial marketing of the product with specific prescribing information for specific indications, and sometimes with specified post-marketing commitments and/or distribution and use restrictions imposed under a Risk Evaluation and Mitigation Strategy program. Any approval required from the FDA might not be obtained on a timely basis, if at all.

Among the conditions for an NDA or BLA approval is the requirement that the manufacturing operations conform on an ongoing basis with cGMPs. In complying with cGMPs, we must expend time, money and effort in the areas of training, production and quality control within our own organization and at our contract manufacturing facilities. A successful inspection of the manufacturing facility by the FDA is usually a prerequisite for final approval of a pharmaceutical product. Following approval of the NDA or BLA, we and our manufacturers will remain subject to periodic inspections by the FDA to assess compliance with cGMPs requirements and the conditions of approval. We will also face similar inspections coordinated by foreign regulatory authorities.

Disclosure of Clinical Trial Information

Sponsors of certain clinical trials of FDA-regulated products are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial are then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Under the Breakthrough Therapy program, products intended to treat a serious or life-threatening disease or condition may be eligible for the benefits of the Fast Track program when preliminary clinical evidence demonstrates that such product may have substantial improvement on one or more clinically significant endpoints over existing therapies. Additionally, FDA will seek to ensure the sponsor of a breakthrough therapy product receives timely advice and interactive communications to help the sponsor design and conduct a development program as efficiently as possible. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval the pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Regenerative Medicine Advanced Therapies (RMAT) Designation

The FDA has established a Regenerative Medicine Advanced Therapy, or RMAT, designation as part of its implementation of the 21st Century Cures Act, or Cures Act. The RMAT designation program is intended to fulfill the Cures Act requirement that the FDA facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

Post-Approval Requirements

Oftentimes, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval requirements are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA or BLA are required to report certain adverse reactions to the FDA, comply with certain requirements concerning advertising and promotional labeling for their products, and continue to have quality control and manufacturing procedures conform to cGMPs after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMPs compliance.

Pricing, Coverage and Reimbursement

Sales of pharmaceutical products depend, in part, on the extent to which the costs of products are covered and paid for by third-party payors, such as government health programs, commercial insurance, and managed healthcare organizations. Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all of the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available. Third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. The current U.S. administration has indicated support for possible new measures to regulate drug pricing.

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, enacted in March 2010, has had a significant impact on the health care industry by, for example, expanding coverage for the uninsured and seeking to contain overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA contains provisions that may reduce the profitability of drug products such as expanding and increasing industry rebates for drugs covered under Medicaid programs and making changes to the coverage requirements under the Medicare Part D program. Recently, the current U.S. administration and U.S. Congress have expressed a desire to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA, which has contributed to the uncertainty of the ongoing implementation and impact of the ACA and also underscores the potential for additional health care reform going forward. For example, the newly enacted federal income tax law includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Congress may consider other legislation that would alter other aspects of the ACA. There is still uncertainty with respect to the impact the current U.S. administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold.

Further other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2027 unless additional Congressional action is taken. In addition, on February 9, 2018, Congress passed the Bipartisan Budget Act that made a number of healthcare reforms. For example, the law changes the discounts manufacturers are required to apply to their drugs under the Coverage Gap Discount Program from 50% to 70% of the negotiated price starting in 2019. In addition, the law increases civil and criminal penalties for fraud and abuse laws, including, for example, criminal fines for violations of the Anti-Kickback Statute increase from $25,000 to $100,000 and corresponding prison sentences also increase from no more than five years to no more than ten years.

There has also been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. For example, in September 2017, the California State Assembly approved SB17 which requires pharmaceutical companies to notify health insurers and government health plans at least 60 days before any scheduled increases in the prices of their products if they exceed 16% over a two-year period, and further requiring pharmaceutical companies to explain the reasons for such increase.

In addition, in some non-U.S. jurisdictions, the proposed pricing for a product candidate must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, product candidates launched in the EU do not follow price structures of the U.S. and generally tend to have price structures that are significantly lower.

Other Healthcare Fraud and Abuse Laws

In the U.S., our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (such as the Office of Inspector General and the Health Resources and Service Administration), the U.S. Department of Justice, or the DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended, as applicable.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the intent standard under the Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA.

The federal false claims and civil monetary penalty laws, including the FCA, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal healthcare programs, including Medicare and Medicaid, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses.

HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, the ACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Additionally, to the extent that our product candidates may in the future be sold in a foreign country, we may be subject to similar foreign laws.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

We expect our product, after approval, may be eligible for coverage under Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. In addition, the product may be covered and reimbursed under other government programs, such as Medicaid and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program. As part of the requirements to participate in certain government programs, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average manufacturer price, or AMP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely.

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to report accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies or interpretations will be changed or what the effect of such changes, if any, may be.

ITEM 1A. RISK FACTORS

You should carefully consider the following material risk factors as well as all other information set forth or referred to in this report before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. We may not be successful in preventing the material adverse effects that any of the following risks and uncertainties may cause. These potential risks and uncertainties may not be a complete list of the risks and uncertainties facing us. There may be additional risks and uncertainties that we are presently unaware of, or presently consider immaterial, that may become material in the future and have a material adverse effect on us. You could lose all or a significant portion of your investment due to any of these risks and uncertainties.

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

We incurred a net loss amounting to $4,049,645 for the year ended December 31, 2017 and a net loss amounting to $8,052,296 for the year ended December 31, 2018. If we incur additional significant losses, our stock price may decline, perhaps significantly. Our management is developing plans to achieve profitability. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are a new enterprise, we expect that net losses will continue.

We depend upon key personnel and need additional personnel.

Our success depends on the continuing services of Wenzhao Lu, our Chairman of the Board, and David Jin, Meng Li and Luisa Ingargiola, our executive officers. The loss of Mr. Lu, Dr. Jin, Ms. Li or Ms. Ingargiola could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for us. Our inability to attract and retain key personnel may materially and adversely affect our business operations.

Currently, we have a single consulting contract with a related party in China. The loss of such customer could adversely impact our financial condition and results of operations.

During the year ended December 31, 2017, we recognized an aggregate of $1,077,550 in revenue, of which $222,611 was generated from related parties. During the year ended December 31, 2018, we recognized an aggregate of $1,562,286 in revenue, of which $269,287 was generated from related parties. Wenzhao Lu, our Chairman and significant shareholder, is the Chairman of each of the related parties. Although we maintain close working relationships with our related party, the consulting agreement with our related party expired in the first quarter of 2019. Currently, we are in the process of negotiating a new contract with a different scope with our related party. The loss of this related party customer, and our failure to replace such customer with other customers, could have a material adverse effect on our financial condition or results of operation.

Our auditors have issued a “Going Concern” audit opinion.

Our independent auditors have indicated, in their report on our December 31, 2018 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. We had an accumulated deficit of $11,291,776 at December 31, 2018. We have a limited operating history, incurred recurring net loss and negative cash flows from operating activities, and our continued growth is dependent upon the continuation of providing medical consulting services to our related parties, generating rental revenue from our income-producing real estate property in New Jersey and generating revenue from proprietary exosome isolation systems by developing proprietary diagnostic and therapeutic products leveraging exosome technology; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate significant revenues. There are no assurances that we will be successful in our efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. We plan on raising capital through the sale of equity or debt instruments to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to our company on satisfactory terms and conditions, if any.

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

We presently derive our revenue from providing medical related consulting services to a related party, generating rental revenue from our income-producing real estate property in New Jersey and generating revenue from proprietary exosome isolation systems by developing proprietary diagnostic and therapeutic products leveraging exosome technology. Our growth therefore depends on our ability to attract new clients, maintain existing clients and properties and sell additional products and services to existing clients. This depends on our ability to understand and anticipate market and pricing trends and our clients’ needs and our ability to deliver consistent, reliable, high-quality services. Our failure to engage new clients, continue to re-engage with our existing clients or cross-sell additional services could materially and adversely affect our operating results.

Our prospects will suffer if we are not able to hire, train, motivate, manage, and retain a significant number of highly skilled employees.

We only recently commenced business and we presently generate medical related consulting services from related parties, generate rental revenue from our income-producing real estate property in New Jersey and generate revenue from proprietary exosome isolation systems by developing proprietary diagnostic and therapeutic products leveraging exosome technology. On the consulting side, Wenzhao Lu, our Chairman and significant shareholder, is the Chairman of each of the clients in which we have provided consulting services. Our future success depends upon our ability to hire, train, motivate, manage, and retain a significant number of highly skilled employees, particularly research analysts, technical experts, and sales and marketing staff. We will experience competition for professional personnel in each of our business lines. Hiring, training, motivating, managing, and retaining employees with the skills we need is time consuming and expensive. Any failure by us to address our staffing needs in an effective manner could hinder our ability to continue to provide high-quality products and services and to grow our business.

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

Similar to the development of our majority-owned subsidiary, GenExosome, from time to time, we may make investments in companies. These investments may be for strategic objectives to support our key business initiatives but may also be standalone investments or acquisitions. Such investments or acquisitions could include equity or debt instruments in private companies, many of which may not be marketable at the time of our initial investment. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies may depend on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as public offerings, mergers, and private sales. If any of these private companies fails, we could lose all or part of our investment in that company. If we determine that impairment indicators exist and that there are other-than-temporary declines in the fair value of the investments, we may be required to write down the investments to their fair value and recognize the related write-down as an investment loss.

Our growing operations in the PRC could expose us to risks that could have an adverse effect on our costs of operations.

Our client base is presently located in the PRC. We intend to grow this client base in the PRC as well as the United States. As a result, we expect to continue to add personnel in the PRC. With a significant focus of our operations in the PRC, our reliance on a workforce in the PRC exposes us to disruptions in the business, political, and economic environment in that region. Maintenance of a stable political environment between the PRC and the United States is important to our operations, and any disruption in this relationship may directly negatively affect our operations. Our operations in the PRC require us to comply with complex local laws and regulatory requirements and expose us to foreign currency exchange rate risk. Our operations may also be subject to reduced or inadequate protection of our intellectual property rights, and security breaches. Further, it may be difficult to transfer funds from our Chinese operations to our company. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

We face intense competition which could cause us to lose market share.

In the healthcare markets in the United States and the People’s Republic of China, we will compete with large healthcare providers who have more significant financial resources, established market positions, long-standing relationships, and who have more significant name recognition, technical, marketing, sales, distribution, financial and other resources than we do. The resources available to our competitors to develop new services and products and introduce them into the marketplace exceed the resources currently available to us. This intense competitive environment may require us to make changes in our services, products, pricing, licensing, distribution, or marketing to develop a market position.

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

We may face uncertainty and difficulty in obtaining and enforcing our patents and other proprietary rights.

Our success will depend in large part on our ability to obtain, maintain, and defend patents on our product candidates, obtain licenses to use third-party technologies, protect our trade secrets and operate without infringing the proprietary rights of others. There can be no assurance that our pending patent applications will be approved, or that challenges will not be instituted against the validity or enforceability of any patent licensed-in or owned by us. Additionally, we have entered into various confidentiality agreements with employees and third parties. There is no assurance that such agreements will be honored by such parties or enforced in whole or part by the courts. The cost of litigation to uphold the validity and prevent infringement of a patent is substantial. Furthermore, there can be no assurance that others will not independently develop substantially equivalent technologies not covered by patents to which we have rights or obtain access to our know-how. In addition, the laws of certain countries may not adequately protect our intellectual property. Our competitors may possess or obtain patents on products or processes that are necessary or useful to the development, use, or manufacture of our product candidates. There can also be no assurance that our proposed technology will not infringe upon patents or proprietary rights owned by others, with the result that others may bring infringement claims against us and require us to license such proprietary rights, which may not be available on commercially reasonable terms, if at all. Any such litigation, if instituted, could have a material adverse effect, potentially including monetary penalties, diversion of management resources, and injunction against continued manufacture, use, or sale of certain products or processes.

We also rely upon non-patented proprietary know-how. There can be no assurance that we can adequately protect our rights in such non-patented proprietary know-how, or that others will not independently develop substantially equivalent proprietary information or techniques or gain access to our proprietary know-how. Any of the foregoing events could have a material adverse effect on us. In addition, if any of our trade secrets, know-how or other proprietary information were to be disclosed, or misappropriated, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the U.S. Patent and Trademark Office, or USPTO, and may become involved in opposition, derivation, post-grant and  inter partes  review, or interference proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position.

The USPTO has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the “first-to-file” provisions, only became effective in March 2013. The Leahy-Smith Act has also introduced procedures that may make it easier for third parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. Finally, the Leahy-Smith Act contains new statutory provisions that still require the USPTO to issue new regulations for their implementation, and it may take the courts years to interpret the provisions of the new statute. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If we fail to protect or enforce our intellectual property rights adequately or secure rights to patents of others, the value of our intellectual property rights would diminish.

Our commercial viability will depend in part on obtaining and maintaining patent protection and trade secret protection of our product candidates, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biopharmaceutical patents has emerged to date in the United States. The biopharmaceutical patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own. Further, if any of our patents are deemed invalid and unenforceable, it could impact our ability to commercialize or license our technology.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make products that are similar to our product candidates but that are not covered by the claims of any of our patents;

●	we might not have been the first to make the inventions covered by any issued patents or patent applications we may have;

●	we might not have been the first to file patent applications for these inventions;

●	it is possible that any pending patent applications we may have will not result in issued patents;

●	any issued patents may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges by third parties;

●	we may not develop additional proprietary technologies that are patentable or protectable under trade secrets law; or

●	the patents of others may have an adverse effect on our business.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators, and other advisors may unintentionally or willfully disclose our information to competitors. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how.

If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

Our viability also depends upon the skills, knowledge and experience of our scientific and technical personnel, and our consultants and advisors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, we require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit unauthorized disclosure and use of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements are often limited in duration and may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. In addition, enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. If any of our trade secrets, know-how or other proprietary information is improperly disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

If we choose to go to court to stop a third party from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that such patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources, even if we were successful in discontinuing the infringement of our patents. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to these patents. In addition, the U.S. Supreme Court has in the past invalidated tests used by the USPTO in granting patents over the past 20 years. As a consequence, issued patents may be found to contain invalid claims according to the newly revised standards. Some of our own patents may be subject to challenge and subsequent invalidation in a variety of post-grant proceedings, particularly inter partes review, before the USPTO or during litigation under the revised criteria, which make it more difficult to defend the validity of claims in already issued patents.

Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court could decide that we or our commercialization partners are infringing the third party’s patents and order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court could order us or our partners to pay the other party damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products, manufacturing processes or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products, manufacturing processes or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

As some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent applications may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation or inter partes review proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Some jurisdictions in which we operate have enacted legislation which allows members of the public to access information under statutes similar to the U.S. Freedom of Information Act. Even though we believe our information would be excluded from the scope of such statutes, there are no assurances that we can protect our confidential information from being disclosed under the provisions of such laws. If any confidential or proprietary information is released to the public, such disclosures may negatively impact our ability to protect our intellectual property rights.

Breaches or compromises of our information security systems or our information technology systems or infrastructure could result in exposure of private information, disruption of our business and damage to our reputation, which could harm our business, results of operation and financial condition.

We utilize information security and information technology systems and websites that allow for the secure storage and transmission of proprietary or private information regarding our clients, patients, employees, vendors and others, including individually identifiable health information. A security breach of our network, hosted service providers, or vendor systems, may expose us to a risk of loss or misuse of this information, litigation and potential liability. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, including on companies within the healthcare industry. Although we believe that we take appropriate measures to safeguard sensitive information within our possession, we may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks targeted at us, our clients, our patients, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. We invest in industry standard security technology to protect personal information. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect personal information or other data being breached or compromised. To our knowledge, we have not experienced any material breach of our cybersecurity systems. If our or our third-party service provider systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are security breaches in these systems, any of the aforementioned could occur as a result of natural disasters, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, we could experience delays or decreases in revenue, and reduced efficiency of our operations. Additionally, any of these events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets or data, which could expose us to potential litigation, regulatory actions, sanctions or other statutory penalties, any or all of which could adversely affect our business, and cause us to incur significant losses and remediation costs.

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

Risk Factors Related to Clinical and Commercialization Activity

Our product candidates will require substantial time and resources in order to be developed, and there is no guarantee that we will develop them successfully.

Our exosome isolation system is in the early stage of production and use. The therapeutic products that we plan to develop as a byproduct of our isolation system will require substantial additional research and development time and expense, and certain products may require extensive clinical trials and perhaps additional pre-clinical testing, prior to commercialization, which may never occur. There can be no assurance that product candidates will be developed successfully, perform in the manner anticipated, or be commercially viable.

We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to do so, the FDA may not permit us to proceed.

We hope to file a number of investigational new drug applications, or INDs, for cell based therapies and diagnostic systems through INDs over the next several years. However, the timing of our filing of these INDs is primarily dependent on receiving further data from our pre-clinical studies, and our timing of filing on all product candidates is subject to further research. Additionally, our submission of INDs is contingent upon having sufficient financial resources to prepare and complete the application.

We cannot be sure that submission of an IND will result in the United States Food and Drug Administration, or FDA, allowing further clinical trials to begin, or that, once begun, issues will not arise that result in the suspension or termination of such clinical trials. Any IND we submit could be denied by the FDA or the FDA could place any future investigation of ours on clinical hold until we provide additional information, either before or after clinical trials are initiated. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Unfavorable future trial results or other factors, such as insufficient capital to continue development of a product candidate or program, could also cause us to voluntarily withdraw an effective IND.

We have limited experience in conducting clinical trials.

We have limited human clinical trial experience with respect to our product candidates. Although our CEO, Dr. David Jin, is formerly with the FDA, this will not provide assurance of success. The clinical testing process is governed by stringent regulation and is highly complex, costly, time-consuming, and uncertain as to outcome, and pharmaceutical products and products used in the regeneration of tissue may invite particularly close scrutiny and requirements from the FDA and other regulatory bodies. Our failure or the failure of our collaborators to conduct human clinical trials successfully or our failure to capitalize on the results of human clinical trials for our product candidates would have a material adverse effect on us. If our clinical trials of our product candidates or future product candidates do not sufficiently enroll or produce results necessary to support regulatory approval in the United States or elsewhere, or if they show undesirable side effects, we will be unable to commercialize these product candidates.

To receive regulatory approval for the commercial sale of our product candidates, we must conduct adequate and well-controlled clinical trials to demonstrate efficacy and safety in humans. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. In addition, the results of our clinical trials may show that our product candidates are ineffective or may cause undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in the denial of regulatory approval by the FDA and other regulatory authorities. In addition, negative, delayed or inconclusive results may result in:

●	the withdrawal of clinical trial participants;

●	the termination of clinical trial sites or entire trial programs;

●	costs of related litigation;

●	substantial monetary awards to patients or other claimants;

●	impairment of our business reputation;

●	loss of revenues; and

●	the inability to commercialize our product candidates.

Delays in the commencement, enrollment, and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement, enrollment or completion of clinical testing could significantly affect our product development costs. A clinical trial may be suspended or terminated by us, the FDA, or other regulatory authorities due to a number of factors. The commencement and completion of clinical trials require us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates. We may be required to withdraw from a clinical trial as a result of changing standards of care, or we may become ineligible to participate in clinical studies. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement, enrollment and completion of clinical trials can be delayed for a number of reasons, including, but not limited to, delays related to:

●	findings in pre-clinical studies;

●	reaching agreements on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	obtaining regulatory approval to commence a clinical trial;

●	complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial, or being required to conduct additional trials before moving on to the next phase of trials;

●	obtaining institutional review board, or IRB, approval to conduct a clinical trial at numerous prospective sites;

●	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including the size of the patient population, nature of trial protocol, meeting the enrollment criteria for our studies, screening failures, the inability of the sites to conduct trial procedures properly, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

●	retaining patients who have initiated their participation in a clinical trial but may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues, or side effects from the therapy, or who are lost to further follow-up;

●	manufacturing sufficient quantities of a product candidate for use in clinical trials on a timely basis;

●	complying with design protocols of any applicable special protocol assessment we receive from the FDA;

●	severe or unexpected cell therapy side effects experienced by patients in a clinical trial;

●	collecting, analyzing and reporting final data from the clinical trials;

●	breaches in quality of manufacturing runs that compromise all or some of the doses made; positive results in FDA-required viral testing; karyotypic abnormalities in our cell product; or contamination in our manufacturing facilities, all of which events would necessitate disposal of all cells made from that source;

●	availability of materials provided by third parties necessary to manufacture our product candidates;

●	availability of adequate amounts of acceptable tissue for preparation of master cell banks for our products; and

●	requirements to conduct additional trials and studies, and increased expenses associated with the services of our CROs and other third parties.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, we or our development partners, if any, may be delayed in obtaining, or may not be able to obtain or maintain, clinical or marketing approval for these product candidates. We may not be able to obtain approval for indications that are as broad as intended, or we may be able to obtain approval only for indications that are entirely different from those indications for which we sought approval.

Changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, timing, or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, our clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize our product candidates, other therapies for the same or similar indications may have been introduced to the market and already established a competitive advantage. Any delays in obtaining regulatory approvals may:

●	delay commercialization of, and our ability to derive product revenues from, our product candidates;

●	impose costly procedures on us; or

●	diminish any competitive advantages that we may otherwise enjoy.

Our success depends upon the viability of our product candidates and we cannot be certain any of them will receive regulatory approval to be commercialized.

We will need FDA approval to market and sell any of our product candidates in the United States and approvals from FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a new drug application, or NDA, or a biologics license application, or BLA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity, and novelty of the product candidate, and requires substantial resources for research, development, testing and manufacturing. We cannot predict whether our research and clinical approaches will result in cell therapies that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, administrative action or changes in FDA policy that occur prior to or during our regulatory review.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs or BLAs, as applicable. We cannot be sure that we will ever obtain regulatory clearance for our product candidates. Failure to obtain FDA approval of any of our product candidates will reduce our number of potentially salable products and, therefore, corresponding product revenues, and will have a material and adverse impact on our business.

As the results of earlier pre-clinical studies or clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Even if our pre-clinical studies and clinical trials are completed as planned, clinical trials, we cannot be certain that their results will support the claims of our product candidates. Positive results in pre-clinical testing and early clinical trials do not ensure that results from later clinical trials will also be positive, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. A number of companies in the pharmaceutical industry, including those with greater resources and experience, have suffered significant setbacks in Phase II or Phase III clinical trials, even after seeing promising results in earlier clinical trials.

Our clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or cause us to refrain from the filing of our NDAs and/or BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials to date involve small patient populations. Because of the small sample size, the results of these clinical trials may not be indicative of future results.

Our business faces significant government regulation, and there is no guarantee that our product candidates will receive regulatory approval.

Our research and development activities, pre-clinical studies, anticipated human clinical trials, and anticipated manufacturing and marketing of our potential products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, as well as by regulatory authorities in other countries. In the United States, our product candidates are subject to regulation as biological products or as combination biological products/medical devices under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other statutes, as outlined in the Code of Federal Regulations. Different regulatory requirements may apply to our products depending on how they are categorized by the FDA under these laws. These regulations can be subject to substantial and significant interpretation, addition, amendment or revision by the FDA and by the legislative process. The FDA may determine that we will need to undertake clinical trials beyond those currently planned. Furthermore, the FDA may determine that results of clinical trials do not support approval for the product. Similar determinations may be encountered in foreign countries. The FDA will continue to monitor products in the market after approval, if any, and may determine to withdraw its approval or otherwise seriously affect the marketing efforts for any such product. The same possibilities exist for trials to be conducted outside of the United States that are subject to regulations established by local authorities and local law. Any such determinations would delay or deny the introduction of our product candidates to the market and have a material adverse effect on our business, financial condition, and results of operations.

Cell based therapeutics are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, other federal agencies and corresponding state agencies to ensure strict compliance with good manufacturing practices, and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, nor can we guarantee that we will maintain compliance with such regulations in regards to our own manufacturing processes. Other risks include:

●	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication, or field alerts to physicians and pharmacies;

●	regulatory authorities may withdraw their approval of the IND or the product or require us to take our approved products off the market;

●	we may be required to change the way the product is manufactured or administered and we may be required to conduct additional clinical trials or change the labeling of our products;

●	we may have limitations on how we promote our products; and

●	we may be subject to litigation or product liability claims.

Even if our product candidates receive regulatory approval in the United States, we may never receive approval or commercialize our product candidates outside of the United States. In order to market and commercialize any product candidate outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding manufacturing, safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Failure to obtain regulatory approval in other countries, or any delay or setback in obtaining such approval, could have the same adverse effects detailed above regarding FDA approval in the United States. Such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on product sales and potential royalties, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

Even if our product candidates receive regulatory approval, we may still face future development and regulatory difficulties.

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies. If any of our products were granted accelerated approval, FDA could require post-marketing confirmatory trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. FDA may withdraw approval of a drug or indication approved under the accelerated approval pathway if a trial required to verify the predicted clinical benefit of the product fails to verify such benefit; other evidence demonstrates that the product is not shown to be safe or effective under the conditions of use; the applicant fails to conduct any required post-approval trial of the drug with due diligence; or the applicant disseminates false or misleading promotional materials relating to the product. In addition, the FDA currently requires as a condition for accelerated approval the pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Given the number of recent high-profile adverse safety events with certain drug and cell related products, the FDA may require, as a condition of approval, costly risk management programs, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials, and restrictions on direct-to-consumer advertising. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the FDA’s efforts to assure the safety of marketed cell based therapy has resulted in the proposal of new legislation addressing drug safety issues. If enacted, any new legislation could result in delays or increased costs during the period of product development, clinical trials, and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. Any of these restrictions or requirements could force us to conduct costly studies or increase the time for us to become profitable. For example, any labeling approved for any of our product candidates may include a restriction on the term of its use, or it may not include one or more of our intended indications.

Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping, and submission of safety and other post-market information on the cell based therapy. New issues may arise during a product lifecycle that did not exist, or were unknown, at the time of product approval, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured. Since approved products, manufacturers, and manufacturers’ facilities are subject to continuous review and periodic inspections, these new issues post-approval may result in voluntary actions by us or may result in a regulatory agency imposing restrictions on that product or us, including requiring withdrawal of the product from the market or for use in a clinical study. If our product candidates fail to comply with applicable regulatory requirements, such as good manufacturing practices, a regulatory agency may:

●	issue warning letters;

●	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions, and penalties for noncompliance;

●	impose other civil or criminal penalties;

●	suspend regulatory approval;

●	suspend any ongoing clinical trials;

●	refuse to approve pending applications or supplements to approved applications filed by us;

●	impose restrictions on operations, including costly new manufacturing requirements; or

●	seize or detain products or require a product recall.

If we or current or future collaborators, manufacturers, or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions and substantial penalties, which could affect our ability to develop, market and sell our products and may harm our reputation.

Although we do not currently have any products on the market, once our therapeutic candidates or clinical trials are covered by federal health care programs, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse, transparency, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

●

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid;

●	federal civil and criminal false claims laws and civil monetary penalty laws, such as the U.S. federal FCA, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against, individuals or entities for knowingly presenting or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

●	HIPAA includes a fraud and abuse provision referred to as the HIPAA All-Payor Fraud Law, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by HITECH, and its implementing regulations, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding, the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

●	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

●	the federal Physician Payment Sunshine Act and the implementing regulations, also referred to as “Open Payments,” issued under the ACA, which require that manufacturers of pharmaceutical and biological drugs reimbursable under Medicare, Medicaid, and Children’s Health Insurance Programs report to the Department of Health and Human Services all consulting fees, travel reimbursements, research grants, and other payments, transfers of value or gifts made to physicians and teaching hospitals with limited exceptions; and

●	analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and cell based therapy manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

Ensuring that our business arrangements with third-parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil or criminal penalties, monetary damages, the curtailment or restructuring of our operations, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

Any cell based therapies we develop may become subject to unfavorable pricing regulations, third party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs and cell based therapies vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we intend to monitor these regulations, our programs are currently in earlier stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. However, there may be significant delays in obtaining coverage for newly-approved cell based therapies. Moreover, eligibility for coverage does not necessarily signify that a cell based therapy will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution costs. Also, interim payments for new cell based therapy if applicable, may be insufficient to cover our costs and may not be made permanent. Thus, even if we succeed in bringing one or more products to the market, these products may not be considered medically necessary or cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in earlier stages of development, we are unable at this time to determine their cost effectiveness, or the likely level or method of reimbursement. In addition, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

Increasingly, the third party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are seeking greater upfront discounts, additional rebates and other concessions to reduce the prices for pharmaceutical products. If the price we are able to charge for any products we develop, or the reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

We currently expect that certain drugs we develop may need to be administered under the supervision of a physician on an outpatient basis. Under currently applicable U.S. law, certain drugs that are not usually self-administered (including injectable cell based therapies) may be eligible for coverage under Medicare through Medicare Part B. Specifically, Medicare Part B coverage may be available for eligible beneficiaries when the following, among other requirements have been satisfied:

●	the product is reasonable and necessary for the diagnosis or treatment of the illness or injury for which the product is administered according to accepted standards of medical practice;

●	the product is typically furnished incident to a physician’s services;

●	the indication for which the product will be used is included or approved for inclusion in certain Medicare-designated pharmaceutical compendia (when used for an off-label use); and

●	the product has been approved by the FDA.

Average prices for cell therapies may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs and cell based therapy from countries where they may be sold at lower prices than in the U.S. Reimbursement rates under Medicare Part B would depend in part on whether the newly approved product would be eligible for a unique billing code. Self-administered, outpatient drugs and cell based therapies are typically reimbursed under Medicare Part D, and cell based therapies that are administered in an inpatient hospital setting are typically reimbursed under Medicare Part A under a bundled payment. It is difficult for us to predict how Medicare coverage and reimbursement policies will be applied to our products in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.

Third party payors often rely upon Medicare coverage policies and payment limitations in setting their own reimbursement rates. These coverage policies and limitations may rely, in part, on compendia listings for approved therapeutics. Our inability to promptly obtain relevant compendia listings, coverage, and adequate reimbursement from both government-funded and private payors for new cell based therapies that we develop and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our financial condition.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our cell based therapies, once marketing approval is obtained.

We believe that the efforts of governments and third party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory changes in the healthcare system in the U.S. and other major healthcare markets have been proposed, and such efforts have expanded substantially in recent years. These developments could, directly or indirectly, affect our ability to sell our products, if approved, at a favorable price. For example, in the United States, in 2010, the U.S. Congress passed the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional policy reforms. Among the provisions of the ACA addressing coverage and reimbursement of pharmaceutical products, of importance to our potential therapeutic candidates are the following:

●	increases to pharmaceutical manufacturer rebate liability under the Medicaid Drug Rebate Program due to an increase in the minimum basic Medicaid rebate on most branded prescription drugs and the application of Medicaid rebate liability to drugs used in risk-based Medicaid managed care plans;

●	the expansion of the 340B Drug Pricing Program to require discounts for “covered outpatient drugs” sold to certain children’s hospitals, critical access hospitals, freestanding cancer hospitals, rural referral centers, and sole community hospitals;

●	requirements imposed on pharmaceutical companies are required to offer discounts on brand-name cell based therapy to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole”;

●	requirements imposed on pharmaceutical companies to pay an annual non-tax-deductible fee to the federal government based on each company’s market share of prior year total sales of branded drugs to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense; and

●	for products classified as biologics, marketing approval for a follow-on biologic product may not become effective until 12 years after the date on which the reference innovator biologic product was first licensed by the FDA, with a possible six-month extension for pediatric products. After this exclusivity ends, it may be possible for biosimilar manufacturers to enter the market, which is likely to reduce the pricing for the innovator product and could affect our profitability if our products are classified as biologics.

Separately, pursuant to the health reform legislation and related initiatives, the Centers for Medicare and Medicaid Services, or CMS, is working with various healthcare providers to develop, refine, and implement Accountable Care Organizations, or ACOs, and other innovative models of care for Medicare and Medicaid beneficiaries, including the Bundled Payments for Care Improvement Initiative, the Comprehensive Primary Care Initiative, the Duals Demonstration, and other models. The continued development and expansion of ACOs and other innovative models of care will have an uncertain impact on any future reimbursement we may receive for approved therapeutics administered by these organizations.

The healthcare industry is heavily regulated in the U.S. at the federal, state, and local levels, and our failure to comply with applicable requirements may subject us to penalties and negatively affect our financial condition.

As a healthcare company, our operations, clinical trial activities and interactions with healthcare providers may be subject to extensive regulation in the U.S., particularly if we receive FDA approval for any of its products in the future. For example, if we receive FDA approval for a product for which reimbursement is available under a federal healthcare program (e.g., Medicare, Medicaid), it would be subject to a variety of federal laws and regulations, including those that prohibit the filing of false or improper claims for payment by federal healthcare programs (e.g. the federal False Claims Act), prohibit unlawful inducements for the referral of business reimbursable by federal healthcare programs (e.g. the federal Anti-Kickback Statute), and require disclosure of certain payments or other transfers of value made to U.S.-licensed physicians and teaching hospitals or Open Payments. We are not able to predict how third parties will interpret these laws and apply applicable governmental guidance and may challenge our practices and activities under one or more of these laws. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, our operations and financial condition.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the Anti-Kickback Statute was amended by the ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti- Kickback Statute constitutes a false or fraudulent claim for purposes of the federal FCA.

The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Federal false claims and false statement laws, including the federal FCA, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal healthcare programs, including Medicare and Medicaid, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses.

HIPAA prohibits, among other offenses, knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for items or services under a health care benefit program. To the extent that we act as a business associate to a healthcare provider engaging in electronic transactions, we may also be subject to the privacy and security provisions of HIPAA, as amended by HITECH, which restricts the use and disclosure of patient-identifiable health information, mandates the adoption of standards relating to the privacy and security of patient-identifiable health information, and requires the reporting of certain security breaches to healthcare provider customers with respect to such information. Additionally, many states have enacted similar laws that may impose more stringent requirements on entities like ours. Failure to comply with applicable laws and regulations could result in substantial penalties and adversely affect our financial condition and results of operations.

Many states also have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

Our products, once approved, may be eligible for coverage under Medicare and Medicaid, among other government healthcare programs. Accordingly, we may be subject to a number of obligations based on their participation in these programs, such as a requirement to calculate and report certain price reporting metrics to the government, such as average sales price (ASP) and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs and biological products from countries where they may be sold at lower prices than in the United States. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to our products in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Our ability to obtain reimbursement or funding from the federal government may be impacted by possible reductions in federal spending.

U.S. federal government agencies currently face potentially significant spending reductions. The Budget Control Act of 2011, or the BCA, established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts, referred to as sequestration, in various federal programs were scheduled to take place, beginning in January 2013, although the American Taxpayer Relief Act of 2012 delayed the BCA’s automatic cuts until March 1, 2013. While the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers and Part D health plans are not exempt. The BCA did, however, provide that the Medicare cuts to providers and Part D health plans would not exceed two percent. President Obama issued the sequestration order on March 1, 2013, and cuts went into effect on April 1, 2013. Additionally, the Bipartisan Budget Act of 2015 extended sequestration for Medicare through fiscal year 2027.

The U.S. federal budget remains in flux, which could, among other things, cut Medicare payments to providers. The Medicare program is frequently mentioned as a target for spending cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. In addition, we cannot predict any impact President Trump’s administration and the U.S. Congress may have on the federal budget. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, short sellers, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what affect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation could be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

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

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and almost all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

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

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce, or MOFCOM, and the other government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

Under the current Enterprise Income Tax, or EIT, law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non- PRC stockholders.

We are a holding company incorporated under the laws of Delaware. We conduct substantially all of our business through our wholly-owned and majority-owned subsidiaries, and we derive all of our income from these entities. Prior to January 1, 2008, dividends derived by foreign enterprises from business operations in China were not subject to the Chinese enterprise income tax. However, such tax exemption ceased as of January 1, 2008 and thereafter with the effectiveness of the new EIT law.

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

The regulations promulgated pursuant to the EIT law define the term “place of effective management” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise.” The State Administration of Taxation issued a SAT Circular 82 on April 22, 2009, which provides that the “place of effective management” of a Chinese-controlled overseas-incorporated enterprise is located in China if the following requirements are satisfied: (i) the senior management and core management departments in charge of its daily operations function are mainly located in the PRC; (ii) its financial and human resources decisions are subject to determination or approval by persons or bodies located in the PRC; (iii) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and (iv) no less than half of the enterprise’s directors or senior management with voting rights reside in the PRC. SAT Circular 82 applies only to overseas registered enterprises controlled by PRC enterprises, not to those controlled by PRC individuals. If our non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the EIT law.

We have analyzed the applicability of the EIT law and related regulations, and for each of the applicable periods presented, we have not accrued for PRC tax on such basis. In addition, although under the EIT law and the related regulations dividends paid to us by our PRC subsidiaries would qualify as “tax-exempted income,” we cannot assure you that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. As a result of such changes, our historical operating results will not be indicative of our operating results for future periods and the value of our shares of common stock may be adversely affected. We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

We may be subject to fines and legal sanctions if we or our Chinese employees fail to comply with PRC regulations relating to employee stock options granted by overseas listed companies to PRC citizens.

On December 25, 2006, the People’s Bank of China issued the Administration Measures on Individual Foreign Exchange Control, and its Implementation Rules were issued by the State Administration of Foreign Exchange, or SAFE, on January 5, 2007. Both took effect on February 1, 2007. Under these regulations, all foreign exchange matters involved in an employee stock holding plan, stock option plan or similar plan in which PRC citizens’ participation requires approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure for Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plans or Stock Option Plans of Overseas Listed Companies, or Notice 78. Under Notice 78, PRC individuals who participate in an employee stock option holding plan or a stock option plan of an overseas listed company are required, through a PRC domestic agent or PRC subsidiary of the overseas listed company, to register with the SAFE and complete certain other procedures. If we and our Chinese employees are granted shares or stock options pursuant to our share incentive plan they would be subject to Notice 78. However, in practice, there are significant uncertainties with regard to the interpretation and implementation of Notice 78. We are committed to complying with the requirements of Notice 78. However, we cannot provide any assurance that we or our Chinese employees will be able to qualify for or obtain any registration required by Notice 78. In particular, if we and/or our Chinese employees fail to comply with the provisions of Notice 78, we and/or our Chinese employees may be subject to fines and legal sanctions imposed by the SAFE or other PRC government authorities, as a result of which our business operations and employee option plans could be materially and adversely affected.

The new M&A Rules establish more complex procedures for some acquisitions of Chinese companies by foreign investor which could make it more difficult for us to pursue growth through acquisitions in China.

The New M&A Rules that became effective on September 8, 2006 established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change- of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Complying with the requirements of the M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could materially adversely affect our ability to grow our business through acquisitions in China.

Government control of currency conversion and future movements in exchange rates may adversely affect our operations and financial results.

The value of the Renminbi, or RMB, the main currency used in China, fluctuates and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies such as the U.S. dollar have generally been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Foreign exchange transactions continue to be subject to significant foreign exchange controls and require the approval of the State Administration of Foreign Exchange in China. These limitations could affect our ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures.

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of RMB into foreign currency. In July 2005, the Chinese government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”. Between July 2005 to December 2017, the exchange rate between the RMB and the U.S. dollar appreciated from RMB1.00 to $0.1205 to RMB1.00 to $0.1513. Any significant appreciation of the RMB may adversely affect our operations and financial results.

Risks Related to Our Securities

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

Our common stock has been listed on the Nasdaq Capital Market under the symbol “AVCO” since November 5, 2018. Our common shares were traded previously on the OTC Market Group Inc.’s Venture Market (the “OTCQB”) since February 22, 2016, under the symbol “AVCO” since October 18, 2016 and “GTHC” prior to October 18, 2016.

The price of our common stock has been, and we expect it to continue to be, volatile. The stock market in general and the market for smaller healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your shares of common stock at or above the price you paid for your shares of common stock. The market price for our common stock may be influenced by many factors, including:

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

Future sales of our common stock or securities convertible or exchangeable for our common stock may cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after this offering, the price of our common stock could decline. The perception in the market that these sales may occur could also cause the price of our common stock to decline.

In addition, as of March 26, 2019, 3,091,388 shares of common stock are subject to outstanding options, which will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 under the Securities Act. If the shares we may issue from time to time upon exercise of outstanding options are sold, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.

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

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset- backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a non-affiliated public float of less than $250.0 million and annual revenues of less than $100.0 million during the most recently completed fiscal year and no public float or a public float less than $700 million. In the event that we are still considered a “smaller reporting company,” at such time as we cease being an “emerging growth company,” we will be required to provide additional disclosure in our SEC filings. However, similar to an “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

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

Our officers, directors and 5% stockholders and their affiliates beneficially own a significant percentage of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

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

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock on a national securities exchange.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by national securities exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of common stock on any national securities exchange could be adversely affected.

If we cannot satisfy, or continue to satisfy, the initial listing requirements and other rules of the Nasdaq Capital Market, our securities may be delisted, which could negatively impact the price of our securities and your ability to sell them.

Our common stock has been listed on the Nasdaq Capital Market under the symbol “AVCO” since November 5, 2018. In order to maintain our listing on the Nasdaq Capital Market, we are required to comply with certain rules of the applicable trading market, including those regarding minimum stockholders’ equity, minimum share price and certain corporate governance requirements. We may not be able to continue to satisfy the listing requirements and other applicable rules of the Nasdaq Capital Market. If we are unable to satisfy the criteria for maintaining our listing, our securities could be subject to delisting.

If our common stock is delisted from trading by the applicable trading market we could face significant consequences, including.

●	a limited availability for market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

●	limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located at 4400 Route 9 South, Freehold, NJ 07728. The office building is owned by our subsidiary, Avalon RT 9 Properties, LLC, which is in business of owning and operating an income-producing real property. Our property is well maintained, adequately meets our needs, and is being utilized for its intended purpose.

We lease additional office space for operations. Office location is not crucial to our operations, and we anticipate no difficulty in extending these leases or obtaining comparable office space.

We are obligated under various lease agreements providing for office space that expire at various dates through the year 2019. Total rent expense under these lease agreements was approximately $103,000 and $138,000 for the years ended December 31, 2018 and 2017, respectively.

We believe that our current office space is adequate for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “AVCO” since November 5, 2018. Our common shares were traded previously on the OTC Market Group Inc.’s Venture Market (the “OTCQB”) since February 22, 2016, under the symbol “AVCO” since October 18, 2016 and “GTHC” prior to October 18, 2016.

The following table sets forth, for each of the calendar periods indicated, the quarterly high and low bid prices for our common stock quoted on the OTCQB Marketplace since February 22, 2016 (there were no bid prices prior to February 22, 2016) and on the Nasdaq Capital Market since November 5, 2018. The prices in the table represent prices between dealers and do not include adjustments for retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
2016
First Quarter (from February 22, 2016)	$0.16	$0.16
Second Quarter	$0.16	$0.04
Third Quarter	$0.04	$0.04
Fourth Quarter	$3.00	$0.04

2017
First Quarter	$5.00	$1.00
Second Quarter	$1.49	$0.51
Third Quarter	$3.50	$0.51
Fourth Quarter	$4.60	$1.35

2018
First Quarter	$3.97	$0.98
Second Quarter	$3.30	$1.45
Third Quarter	$2.90	$2.11
Fourth Quarter	$3.15	$2.02

On March 22, 2019, the closing trading price of our shares of common stock was $5.15 per share and there were 73,820,539 common shares outstanding. On that date, there were approximately 262 registered holders of record of our shares of common stock, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company presently does not have an equity compensation plan.

Recent Sales of Unregistered Securities

Services

During the year ended December 31, 2018, we granted a total of 170,000 options to six directors with 110,000 options at a fixed exercise price of $2.50 per share, 40,000 options at a fixed exercise price of $2.30 per share and 20,000 options at a fixed exercise price of $2.80 per share. These options are exercisable for a period of five years. In connection with the option vested, we recorded stock-based compensation expense of $422,816 for the year ended December 31, 2018.

During the year ended December 31, 2018, we granted 380,000 options to two consultants with 360,000 options at a fixed exercise price of $1.00 per share and 20,000 options at a fixed exercise price of $2.80 per share. 360,000 options are exercisable for a period of three years and 20,000 options are exercisable for a period of five years. In connection with the option granted, we recorded stock-based compensation expense of $831,165 for the year ended December 31, 2018.

During the year ended December 31, 2018, pursuant to consulting agreements, we issued an aggregate of 505,679 shares of common stock for consulting services rendered and to be rendered. These shares were valued at $1,371,450, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and we recorded stock-based compensation expense of $865,700 for the year ended December 31, 2018 and reduced accrued liabilities of $10,000 and recorded prepaid expense of $495,750 as of December 31, 2018 which will be amortized over the rest of the corresponding service periods.

Warrants for Equity Raise

During the year ended December 31, 2018, in connection with equity raised, we issued a total of 578,891 stock warrants at various fixed exercise price to an investment banking firm. These warrants are exercisable at any time for a five-year period. The fair values of warrants granted to the investment banking firm during the year ended December 31, 2018 were estimated at the dates of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 177.12% to 183.23%, (2) risk-free interest rate of 2.56% to 2.82%, (3) expected life of five years, and (4) dividend rate of 0. The aggregate fair value of these warrants was $1,213,605, which was debited to the account of additional paid-in capital and was fully offset by the corresponding credit to the additional paid-in capital, resulting in no change in net equity of the balance sheet.

Common Shares Sold for Cash

During the year ended December 31, 2018, we sold 3,107,000 shares of common stock at $1.75 per share to investors pursuant to subscription agreements. We received net cash proceeds of $5,056,643, net of cash fee paid to an investment banking firm of $380,607. In connection with this private offering, we issued a total of 218,391 stock warrants to the placement agent for the transaction. Among these warrants, 151,235 warrants with a fixed exercise price of $1.62 per share, 5,960 warrants with a fixed exercise price of $1.85 per share, 36,750 warrants with a fixed exercise price of $1.90 per share, 24,446 warrants with a fixed exercise price of $2.24 per share. These warrants are exercisable at any time for a five-year period.

Common Shares Issued for Options and Warrants Cashless Exercise

On January 9, 2019, we issued 350,856 shares of our common stock upon cashless exercise of warrants to purchase 578,891 shares of common stock.

On February 27, 2019, we issued 158,932 shares of our common stock upon cashless exercise of options to purchase 200,000 shares of common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2018 and 2017 should be read in conjunction with our consolidated financial statements and related notes to those consolidated financial statements that are included elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are dedicated to advancing cell-based technologies and therapeutics, as well as empowering high-impact biomedical innovations to accelerate their clinical applications. Our ecosystem covers the areas of exosome technology (including liquid biopsy and regenerative therapeutics) and cellular immunotherapy. We plan to integrate technologies and services through joint venture and subsidiary structures that bring shareholder value both in the short term, through operational entities and long term, through biomedical innovation development, such as our recent joint venture for the advancement of exosome isolation systems and related products.

In addition, we are engaged in the development of exosome technology to improve the diagnosis and management of diseases. Exosomes are tiny, subcellular, membrane-bound vesicles 30-150 nm in diameter that are released by almost all cell types and can carry membrane and cellular proteins, as well as genetic materials that are representative of the cell of origin. Profiling various bio-molecules in exosomes may serve as useful biomarkers for a wide variety of diseases. Our isolation system is designed to be used by researchers for biomarker discovery, clinical diagnostic development, and advancement of targeted therapies. Currently, isolation systems and service are available to isolate exosomes or extract exosomal RNA/protein from serum/plasma, urine and saliva samples. We are seeking to decode proteomic and genomic alterations underlying a wide-range of pathologies, thus allowing for the introduction of novel non-invasive “liquid biopsies”. Our mission is focused on diagnostic advancements in the fields of oncology, infectious diseases and fibrotic diseases, and the discovery of disease-specific exosomes to provide the disease origin insight necessary to enable personalized clinical management.

We currently generate revenue by selling exosome isolation systems in China and the United States through our joint venture GenExosome Technologies, Inc. In addition, we provide medical related consulting services in advanced areas of immunotherapy and second opinion/referral services through our wholly-owned subsidiary Avalon (Shanghai) Healthcare Technology Co., Ltd., or Avalon Shanghai. We also own and operate commercial real estate in New Jersey, where we are headquartered.

Further, we produce revenue by performing development services for hospitals and other customers and sales of developed products to hospitals and other customers through GenExosome Technologies Inc. (“GenExosome”) and Beijing Jieteng (GenExosome) Biotech Co., Ltd. (“Beijing GenExosome”).

We also own and operate rental real property in New Jersey.

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd., or Unicorn, pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within two years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.2 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.5 million). The board of directors of Epicon shall consist of five members with Unicorn appointing three members and Avalon Shanghai appointing two members. Epicon will be focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of the date hereof, Unicorn has invested the premises of the laboratories of Nanjing Hospital of Chinese Medicine and Avalon Shanghai has contributed RMB 3,000,000 (approximately $0.4 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

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

Going Concern

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our only four clients  who are related parties and generating rental revenue from our income-producing real estate property in New Jersey and performing development services for hospitals and other customers and sales of developed products to hospitals and other customers; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had an accumulated deficit of $11,291,776 at December 31, 2018, and incurred recurring net loss and negative cash flows from operating activities of $8,052,296 and $4,396,024 for the year ended December 31, 2018, respectively. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Our ability to continue as a going concern is dependent upon our ability to carry out our business plan, achieve profitable operations, obtain additional working capital funds from our significant shareholders, and or through debt and equity financings. However, there can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if any.

Currently, the Company is planning to either borrow funds or raise additional capital through equity or debt financings. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.   Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Revenue Recognition

Effective January 1, 2018, we began recognizing revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. The impact of adopting the new revenue standard was not material to our consolidated financial statements and there was no adjustment to beginning accumulated deficit on January 1, 2018.   The core principle of this new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct).

The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Types of revenue:

●	Rental revenue from leasing commercial property under operating leases with terms of generally three years or more.

●	Service fees under consulting agreements with related parties to provide medical related consulting services to our clients. We are paid for our services by our clients pursuant to the terms of the written consulting agreements. Each contract calls for a fixed payment.

●	Service fees under agreements to perform development services for hospitals and other customers. We do not perform contracts that are contingent upon successful results.

●	Sales of developed products to hospitals and other customers.

Revenue recognition criteria:

●	We recognize rental revenue from our commercial leases on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenants receivable in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred.

●	We recognize revenue by providing medical related consulting services under written service contracts with our customers. Revenue related to our service offerings is recognized as the services are performed.

●	Revenue from development services performed under written contracts is recognized as services are provided.

●	Revenue from sales of developed items to hospitals and other customers is recognized when items are shipped to customers and titles are transferred.

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

Non-controlling Interest

As of December 31, 2018, Dr. Yu Zhou, director and co- chief executive officer of GenExosome, who owned 40% of the equity interests of GenExosome, which is not under our control.

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

Recent Accounting Pronouncements

For details of applicable new accounting standards, please, refer to Recent Accounting Pronouncements in Note 3 of our consolidated financial statements accompanying this report.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017

Revenues

We generated real property rental revenue commencing in May 2017. We generated revenue from medical related consulting services commencing in July 2016 and we had revenue from performing development services for hospitals and other customers and sales of developed products to hospitals and other customers commencing on October 25, 2017.

For the year ended December 31, 2018, we had real property rental revenue of $1,121,483, as compared to $828,663 for the year ended December 31, 2017, an increase of $292,820, or 35.3%, since we started to generate real property rental revenue in May 2017.

For the year ended December 31, 2018, we had medical related consulting services revenue from related parties of $269,287, as compared to $222,611 for the year ended December 31, 2017, an increase of $46,676, or 21.0%.

For the year ended December 31, 2018, we had revenue from contract services through performing development services for hospitals and other customers and sales of developed products to hospitals and other customers of $171,516, as compared to $26,276 for the year ended December 31, 2017, an increase of $145,240, or 552.7%, since we started to have revenue from performing development services for hospitals and other customers and sales of developed products to hospitals and other customers on October 25, 2017.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the year ended December 31, 2018, our real property operating expenses amounted to $793,714, as compared to $542,371 for the year ended December 31, 2017, an increase of $251,343, or 46.3%, since we started our real property rental operations in May 2017.

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

For the year ended December 31, 2018, costs of medical related consulting services amounted to $250,320, as compared to $272,400 for the year ended December 31, 2017, a decrease of $22,080, or 8.1%, mainly due to our stricter control on costs.

Costs of development services and sales of developed products include inventory costs, materials and supplies costs, internal labor and related benefits, depreciation, other overhead costs and shipping and handling costs incurred.

For the year ended December 31, 2018, costs of development services for hospitals and other customers and sales of developed products to hospitals and other customers amounted to $130,238, as compared to $15,016 for the year ended December 31, 2017, an increase of $115,222, or 767.3%, since we started to have revenue from our development services and sales of developed products operations on the date of acquisition, October 25, 2017.

Real Property Operating Income

Our real property operating income for the year ended December 31, 2018 was $327,769, representing an increase of $41,477, or 14.5% as compared to $286,292 for the year ended December 31, 2017, which was mainly attributable to we started our real property rental operations in May 2017.

Gross Profit (Loss) from Medical Related Consulting Services and Gross Margin

Gross profit from medical related consulting services for the year ended December 31, 2018 was $18,967, as compared to gross loss of $49,789 for the year ended December 31, 2017, a change of $68,756, or 138.1%. The change was mainly attributable to the decrease in our medical related consulting costs for the year ended December 31, 2018.

Gross margin increased to 7.0% for the year ended December 31, 2018 from (22.4)% for the year ended December 31, 2017. The different medical related consulting services agreement in the year ended December 31, 2018 had an effect of improving gross margin as compared to the year ended December 31, 2017.

Gross Profits from Development Services and Sales of Developed Products and Gross Margin

Our gross profit from development services and sales of developed products for the year ended December 31, 2018 was $41,278, as compared to $11,260 for the year ended December 31, 2017, a change of $30,018, or 266.6%. The change was primarily attributable to we started our development services and sales of developed products operations on the date of acquisition, October 25, 2017.

Gross margin decreased to 24.1% for the year ended December 31, 2018 from 42.9% for the year ended December 31, 2017. The decrease was mainly attributable to the increase in costs for development services and sales of developed products resulting from the increase in depreciation related to our newly purchased manufacturing equipment which we started depreciating in fiscal 2018.

Other Operating Expenses

For the years ended December 31, 2018 and 2017, other operating expenses consisted of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Selling expenses	$-	$15,253
Advertising expenses	335,900	-
Compensation and related benefits	2,715,323	1,291,183
Professional fees	3,477,276	1,033,308
Amortization	327,571	86,449
Travel and entertainment	403,312	160,698
Rent and related utilities	102,707	138,307
Other general and administrative	657,060	79,090
Impairment loss	-	1,321,338
	$8,019,149	$4,125,626

●	Our selling expense consisted of salaries of sales personnel and travel and entertainment costs incurred by our sales department. We did not incur any selling expense in the year ended December 31, 2018.

●	For the year ended December 31, 2018, we incurred advertising expenses of $335,900 to publicize and enhance our image. We did not incur any advertising expenses in the year ended December 31, 2017.

●	For the year ended December 31, 2018, compensation and related benefits increased by $1,424,140, or 110.3%, as compared to the year ended December 31, 2017. The significant increase was primarily attributable to an increase in stock-based compensation of approximately $552,000 which reflected the value of options granted and vested to our management in fiscal 2018, and an increase in employee salaries and related benefits of approximately $872,000 due to the increase in salary of approximately $347,000 for general and administrative personnel resulting from our business expansion and 2018 year-end bonus of approximately $525,000 for our three key officers, for which we did not have comparable year-end bonus in 2017.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to being a public company. For the year ended December 31, 2018, professional fees increased by $2,443,968, or 236.5%, as compared to the year ended December 31, 2017. The significant increase was mainly attributable to an increase in consulting fees of approximately $1,879,000 due to the increase in use of consulting services providers, an increase in legal service fees of approximately $283,000 due to the increase in use of legal services providers mainly related to work done for registration statement, an increase in investor relations charge of approximately $181,000 due to the increase in investor relations activities incurred, an increase in accounting fees of approximately $63,000 and an increase in other miscellaneous items of approximately $38,000 reflecting our business expansion.

●	For the year ended December 31, 2018, amortization expense increased by $241,122, or 278.9%, as compared to the year ended December 31, 2017. We purchased intangible assets and commenced to amortize it in the fourth quarter of fiscal 2017.

●	For the year ended December 31, 2018, travel and entertainment expense increased by $242,614, or 151.0%, as compared to the year ended December 31, 2017. The increase was mainly due to increased business travel activities incurred in year 2018.

●	For the year ended December 31, 2018, rent and related utilities expenses decreased by $35,600, or 25.7%, as compared to the year ended December 31, 2017. The decrease was primarily attributable to the termination of our New Jersey office lease in August 2017.

●	Other general and administrative expenses mainly consisted of office supplies, miscellaneous taxes, bank service charge, academic sponsorship, NASDAQ application and entry fee and listing fee, Officers and Directors Insurance and other miscellaneous items. For the year ended December 31, 2018, other general and administrative expenses increased by $577,970, or 730.8%, as compared to the year ended December 31, 2017. The increase was primarily due to an increase in academic sponsorship incurred of approximately $225,000, an increase in NASDAQ application and entry fee and listing fee of approximately $88,000, an increase in Officers and Directors Insurance of approximately $65,000, an increase in research and development expense of approximately $39,000, an increase in miscellaneous taxes of approximately $30,000, and an increase in other miscellaneous items of approximately $131,000 resulting from our business expansion.

●	In December 2017, we assessed our four patents and other technologies for any impairment and concluded that there were indicators of impairment as of December 31, 2017 and the Company calculated that the estimated undiscounted cash flows were less than the carrying amount of those patents and other technologies. Based on our analysis, we recognized an impairment loss of $923,769 for the year ended December 31, 2017, which reduced the value of our four patents and other technologies purchased to $1,583,260. In addition, in December 2017, we assessed our goodwill for any impairment and concluded that there were indicators of impairment as of December 31, 2017 and we calculated that the estimated undiscounted cash flows were less than the carrying amount of goodwill. Based on our analysis, we recognized an impairment loss of $397,569 for the year ended December 31, 2017, which reduced the value of goodwill acquired to zero. We did not record any impairment charge for the year ended December 31, 2018.

Loss from Operations

As a result of the foregoing, for the year ended December 31, 2018, loss from operations amounted to $7,631,135, as compared to $3,877,863 for the year ended December 31, 2017, a change of $3,753,272, or 96.8%.

Other Income (Expense)

Other income (expense) includes interest expense incurred from our outstanding loan and $1 million refundable deposit which we repaid in April 2018 as described elsewhere in this report, foreign currency transaction loss, loss from equity-method investment, grant income, and other expense.

Other expense, net, totaled $421,161 for the year ended December 31, 2018, as compared to $171,782 for the year ended December 31, 2017, a change of $249,379, which was mainly attributable to an increase in interest expense of approximately $177,000, an increase in foreign currency transaction loss of approximately $50,000, and an increase in loss from equity-method investment of approximately $53,000, offset by an increase in grant income of approximately $38,000.

Income Taxes

We did not have any income taxes expense for the years ended December 31, 2018 and 2017 since we incurred losses in the periods.

Net Loss

As a result of the factors described above, our net loss was $8,052,296 for the year ended December 31, 2018, as compared to $4,049,645 for the year ended December 31, 2017, a change of $4,002,651 or 98.8%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $7,774,122 or $(0.11) per share (basic and diluted) for the year ended December 31, 2018, as compared with $3,464,285, or $(0.05) per share (basic and diluted) for the year ended December 31, 2017, a change of $4,309,837 or 124.4%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon (BVI) Ltd. (dormant, is in process of being dissolved), Avalon RT 9, GenExosome, and Avactis is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing GenExosome, is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenue, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $143,498 and a foreign currency translation gain of $2,540 for the years ended December 31, 2018 and 2017, respectively. This non-cash loss/gain had the effect of increasing/decreasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $8,195,794 and $4,047,105 for the years ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2018 and 2017, we had cash balance of approximately $2,252,000 and $3,027,000, respectively. These funds are kept in financial institutions located as follows:

	December 31, 2018		December 31, 2017
Country:
United States	$1,035,802	46.0%	$1,700,024	56.2%
China	1,216,485	54.0%	1,327,009	43.8%
Total cash	$2,252,287	100.0%	$3,027,033	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2017 to December 31, 2018:

			December 31, 2017 to December 31, 2018
	December 31, 2018	December 31, 2017	Change	Percentage Change
Working capital (deficit):
Total current assets	$3,625,432	$3,234,977	$390,455	12.1%
Total current liabilities	1,141,720	5,360,184	(4,218,464)	(78.7)%
Working capital (deficit)	$2,483,712	$(2,125,207)	$4,608,919	216.9%

Our working capital increased by $4,608,919 to working capital of $2,483,712 at December 31, 2018 from working capital deficit of $2,125,207 at December 31, 2017. The increase in working capital was primarily attributable a decrease in a loan payable – current portion of approximately $1,500,000 due to the repayment of $500,000 in year 2018 with the balance of $1,000,000 extended to March 2020 in accordance with a signed extension agreement and a decrease in refundable deposit of approximately $3,000,000 resulting from the satisfaction on the BCC Repayment Obligation in year 2018 as disclosed elsewhere in this report. In addition, the increase in working capital was also the result of an increase in security deposit of approximately $120,000, an increase in inventory of approximately $10,000, an increase in prepaid expenses – related parties of approximately $34,000, an increase in prepaid expenses and other current assets of approximately $997,000 primarily resulting from the common shares issued in year 2018 for future services of approximately $496,000 and prepayment of approximately $300,000 made in year 2018 for future research and development activities, and a decrease in accrued liabilities and other payables – related parties of approximately $40,000, a decrease in interest payable of approximately $63,000, a decrease in tenants’ security deposit of approximately $26,000, and a decrease in due to related party of approximately $350,000. The increase in the working capital offset by a decrease in cash of approximately $775,000, and an increase in accrued liabilities and other payables of approximately $735,000 mainly due to the increase in accrued payable liability of approximately $523,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The following summarizes the key components of our cash flows for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Net cash used in operating activities	$(4,396,024)	$(1,339,692)
Net cash used in investing activities	(1,307,813)	(8,014,448)
Net cash provided by financing activities	5,042,217	9,502,225
Effect of exchange rate on cash	(113,126)	(7,241)
Net (decrease) increase in cash	$(774,746)	$140,844

Net cash flow used in operating activities for the year ended December 31, 2018 was $4,396,024, which primarily reflected our net loss of approximately $8,052,000, and the changes in operating assets and liabilities, primarily consisting of an increase in inventory of approximately $11,000, an increase in prepaid expenses – related parties of approximately $35,000, an increase in prepaid expenses and other current assets of approximately $458,000, and an increase in security deposit of approximately $97,000, a decrease in accrued liabilities and other payables – related parties of approximately $40,000, a decrease in interest payable of approximately $63,000, and a decrease in tenants’ security deposit of approximately $26,000, offset by an increase in accrued liabilities and other payables of approximately $701,000, and the add-back of non-cash items mainly consisting of depreciation and amortization expense of approximately $523,000 and stock-based compensation expense of approximately $3,093,000.

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

Net cash flow used in investing activities was $1,307,813 for the year ended December 31, 2018 as compared to $8,014,448 for the year ended December 31, 2017. During the year ended December 31, 2018, we made payment for purchase of property and equipment of approximately $113,000, made payment for improvement of commercial real estate of approximately $392,000, made payment for previously acquired business of approximately $350,000, and made payment for equity method investment of approximately $453,000. During the year ended December 31, 2017, we made payment for purchase of long-term assets of approximately $148,000, made payment for purchase of property and equipment of approximately $54,000, made payment for purchase of intangible assets of approximately $876,000, and made payment for purchase of commercial real estate of approximately $7,009,000, offset by cash acquired on business acquisition of approximately $72,000.

Net cash flow provided by financing activities was $5,042,217 for the year ended December 31, 2018 as compared to $9,502,225 for the year ended December 31, 2017. During the year ended December 31, 2018, we received net proceeds from equity offering of approximately $7,065,000 (net of issuance costs of $486,296), offset by repayments made for loan of approximately $500,000, repurchase of common stock of approximately $523,000, and refund for refundable deposit in connection with Share Subscription Agreement of approximately $1,000,000 as described elsewhere in this report. During the year ended December 31, 2017, we received $2,100,000 proceeds from loan payable, received $210,000 advance from related parties, received $3,000,000 proceeds of refundable deposit as earnest money in connection with the Share Subscription Agreement related to the 3,000,000 common stock issued to the March 2017 Accredited Investor who is an entrusted party that holds the shares on behalf of DOING, and received net proceeds of approximately $5,099,000 (net of issuance costs of $50,625) from sale of common stock, offset by repayment for loan of $600,000 and repayment for related parties’ advance of approximately $307,000.

Our capital requirements for the next twelve months primarily relate to working capital requirements, including salaries, fees related to third parties’ professional services, reduction of accrued liabilities, mergers, acquisitions and the development of business opportunities. These uses of cash will depend on numerous factors including our sales and other revenues, and our ability to control costs. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance our current business;

●	repayment for outstanding loan;

●	the use of capital for mergers, acquisitions and the development of business opportunities;

●	addition of administrative personnel as the business grows; and

●	the cost of being a public company.

We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than funds received from the sale of our equity and advances from our related parties, and cash resource generating from our operations, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. Therefore, our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2018, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Contractual obligations:
Office leases commitment	$9,857	$9,857	$-	$-	$-
Insurance premium financing agreement	45,088	45,088	-	-	-
Technology Service Commitment	17,446	17,446	-	-	-
Acquisition consideration	100,000	100,000	-	-	-
Loan payable (principal)	1,000,000	-	1,000,000	-	-
Accrued interest	75,342	75,342	-	-	-
Equity investment obligation	1,017,664	508,832	508,832	-	-
Total	$2,265,397	$756,565	$1,508,832	$-	$-

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the year ended December 31, 2018 and 2017, we had unrealized foreign currency translation loss of approximately $143,000 and unrealized foreign currency translation gain of approximately $3,000, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. During evaluation of disclosure controls and procedures as of December 31, 2018 conducted as part of our annual audit and preparation of our annual financial statements, the CEO and CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective due to the lack of segregation of duties resulting from our small size.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize and report reliable data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Management regularly assesses controls and did so most recently for our financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to the lack of segregation of duties resulting from our small size.

Steps taken during fiscal 2018 to improve our internal control over financial reporting were:

●	Improved the coordination and communication between the Company and its outsourced accounting consultants (“accountants”) regarding the financial reporting process and internal controls over the accounting for non-routine, complex transactions;

●	Developed written policies and procedures, and tested the controls to ascertain that the controls are being satisfactorily followed;

●	Formed a formal audit committee.

In light of these significant deficiencies, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2018 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our significant deficiencies, our consolidated financial statements for the year ended December 31, 2018 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report by our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report.

ITEM 9B. OTHER INFORMATION

On March 18, 2019, the Company issued Daniel Lu, Chairman of the Board of Directors of the Company, a Promissory Note in the principal amount of $1,000,000 (the “Lu Note”) in consideration of cash in the amount of $1,000,000. The Lu Note accrues interest at the rate of 5% per annum and matures March 19, 2022.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding our executive officers and directors as of the date hereof:

Name	Age	Position

Wenzhao Lu	61	Chairman of the Board of Directors

David Jin, MD, PhD	51	Chief Executive Officer, President and Director

Meng Li	41	Chief Operating Officer and Secretary

Luisa Ingargiola	51	Chief Financial Officer

Steven A. Sanders	72	Director

Yancen Lu	45	Director

Wilbert J. Tauzin II	74	Director

William B. Stilley, III	50	Director

Tevi Troy	51	Director

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at our annual meeting, to hold such officer until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

The principal occupation and business experience during at least the past five years for our executive officers and directors is as follows:

Wenzhao Lu, Chairman of the Board of Directors

Mr. Wenzhao Lu is our Chairman of the Board. He is a seasoned healthcare entrepreneur with extensive operational knowledge and experience in China. He has been serving as Chairman of the Board for the Daopei Medical Group, or DPMG, since 2010. Under his leadership, DPMG has recently expanded its clinical network involving a state-of-the-art stem cell bank at Wuhan Biolake, three top-ranked private hospitals (located in Beijing, Shanghai, and Hebei), specialty hematology laboratories, as well as a hematology research institute, with more than 100 partnering and collaborating hospitals in China. DPMG was founded by Professor Daopei Lu, a renowned hematologist pioneering in hematopoietic stem cell transplant and member of the Academy of Engineering in China. Mr. Wenzhao Lu received a Bachelor of Arts from Temple University Tyler School of Arts in 1988 and subsequently worked as senior Art Director at Ogilvy & Mather Advertising Company. Prior to joining DPMG, Mr. Lu served as Chief Operating Officer for BioTime Asia Limited, which is a subsidiary of BioTime, Inc. (NYSE American: BTX) in 2009. Mr. Lu is qualified to serve as a director because of his extensive operational knowledge of, and executive level management experience in, the healthcare industry.

David Jin, Chief Executive Officer, President and Director

Dr. David Jin, MD, PhD, is our Chief Executive Officer, President and a member of the Board of Directors. From 2009 to 2017, Dr. Jin has served as the Chief Medical Officer of BioTime, Inc. (NYSE American: BTX), a clinical stage regenerative medicine company with a focus on pluripotent stem cell technology. Dr. Jin also acts as a senior translational clinician-scientist at the Howard Hughes Medical Institute and the Ansary Stem Cell Center at Weill Cornell Medical College of Cornell University. Prior to his current endeavors, Dr. Jin was Chief Consultant/Advisor for various biotech/pharmaceutical companies regarding hematology, oncology, immunotherapy and stem cell-based technology development. Dr. Jin has been Principle Investigator in more than 15 pre-clinical and clinical trials, as well as author/co-author of over 80 peer-reviewed scientific abstracts, articles, reviews, and book chapters. Dr. Jin studied medicine at SUNY Downstate College of Medicine in Brooklyn, New York. He received his clinical training and subsequent faculty tenure at the New York-Presbyterian Hospital (the teaching hospital for both Cornell and Columbia Universities) in the areas of internal medicine, hematology, and clinical oncology. Dr. Jin was honored as Top Chief Medical Officer by ExecRank in 2012, as well as recognized by Leading Physicians of the World in 2015. Dr. Jin is qualified to serve as a director because of his role with us, and his extensive operational knowledge of, and executive level management experience in, the healthcare industry.

Meng Li, Chief Operating Officer and Secretary

Ms. Meng Li is our Chief Operating Officer and Secretary and a former member of the Board of Directors. Ms. Li has over 15 years of executive experience in international marketing, branding, communications, and media investment consultancy. Ms. Li served as Managing Director at Maxus/GroupM (a WPP Group company) where she was responsible for business P&L and corporate management from 2006 to 2015. Prior to joining Maxus/Group M, Ms. Li worked for Zenith Media (a Publicis Group company) from 2000 to 2006 as Senior Manager. Ms. Li received a Bachelor of Arts in International Economic Law from Dalian Maritime University in China.

Luisa Ingargiola, Chief Financial Officer

Luisa Ingargiola is our Chief Financial Officer. Ms. Ingargiola graduated in 1989 from Boston University with a Bachelor’s degree in Business Administration and a concentration in Finance. In 1996, she received her MBA in Health Administration from the University of South Florida. In 1990, Ms. Ingargiola joined Boston Capital Partners as an Investment Advisor in their Limited Partnership Division. In this capacity, she worked with investors and partners to report investment results, file tax forms, and recommend investments. In 1992, Ms. Ingargiola joined MetLife Insurance Company as a Budget and Expense Manager. In this capacity she managed a $30 million annual budget. Her responsibilities included budget implementation, expense and variance analysis and financial reporting. From 2007 through 2016, Ms. Ingargiola served as the Chief Financial Officer at MagneGas Corporation (Nasdaq: MNGA) and continues to serve as a director. Ms. Ingargiola serves as the Audit Committee Chair of several companies including FTE Networks, Inc. (NYSE American: FTNW) and Electrameccanica Vehicles Corp. (NASDAQ:SOLO)).

Steven A. Sanders, Director

Steven A. Sanders is a member of the Board of Directors. Since January 2017, Mr. Sanders has been Of Counsel to the law firm of Ortoli Rosenstadt LLP. From July 2007 until January 2017, Mr. Sanders was a Senior Partner of Ortoli Rosenstadt LLP. From January 1, 2004 until June 30, 2007, he was Of Counsel to the law firm of Rubin, Bailin, Ortoli, LLP. From January 1, 2001 to December 31, 2003, he was Counsel to the law firm of Spitzer & Feldman PC. Mr. Sanders also serves as a Director of Helijet International, Inc. and Electrameccanica Vehicles Corp. (OTCQB:ECCTF). Additionally, he has been a director at the American Academy of Dramatic Arts since October 2013 and has been a director of the Bay Street Theater since February 2015. Mr. Sanders received his JD from Cornell University and his BBA from The City College of New York. Mr. Sanders is qualified to serve as a director because of his corporate, securities and international law experience, including working with companies in the life sciences industry.

Yancen Lu, Director

Yancen Lu is a member of the Board of Directors. Mr. Lu has more than 19 years of experience in investment banking and equity investment management. He is Managing Director of FountainVest Partners. In addition to his professionalism in securities, investment and capital management, Mr. Lu has a special focus and comprehensive understanding of the global medical and healthcare industry. He is Director of leading healthcare corporations including Sino Hospital Investment Corporation (Hong Kong), Chang’an Hospital (the largest private hospital in Northwest China), and DIH Medical Technologies. Mr. Lu received Bachelor’s and Master’s degrees in Engineering Economics from Tianjin University. Mr. Lu is qualified to serve as a director because of his extensive operational knowledge of, and executive level management experience in, the healthcare industry.

Wilbert J. Tauzin II, Director

Wilbert J. Tauzin II is a member of the Board of Directors. From December 2010 until March 1, 2014, Congressman Tauzin served as Special Legislative Counsel to Alston & Bird LLP. From December 2004 to June 2010, Congressman Tauzin was President and Chief Executive Officer of the Pharmaceutical Research and Manufacturers of America, a trade group that serves as one of the pharmaceutical industry’s top lobbying groups. He served 13 terms in the U.S. House of Representatives, representing Louisiana’s 3rd Congressional District since being first sworn in in 1980. From January 2001 through February 2004, Congressman Tauzin served as Chairman of the House Committee on Energy and Commerce. He also served as a senior member of the House Resources Committee and Deputy Majority Whip. Prior to serving as a member of Congress, Congressman Tauzin was a member of the Louisiana State Legislature, where he served as Chairman of the House Natural Resources Committee and Chief Administration Floor Leader. He currently serves as a director of Entergy Corporation and LHC Group, Inc., publicly-traded companies, and Lenitiv Scientific, LLC and Resilient Network Systems, LLC, both privately-held companies. Congressman Tauzin received a Bachelor of Arts Degree from Nicholls State University and a Juris Doctor degree from Louisiana State University. Congressman Tauzin is qualified to serve as a director because of his extensive knowledge of the pharmaceutical industry and his experience as a director of several publicly-traded and privately-held companies.

William B. Stilley, III, Director

William B. Stilley is a member of the Board of Directors. Mr. Stilley has been the chief executive officer Adial Pharmaceuticals, Inc. since December 2010, the secretary and treasurer of Adial Pharmaceuticals, Inc. since April 2012 and a member of the board of directors of Adial Pharmaceuticals, Inc. since April 2011. From August 2008 until December 2010, he was the vice president, business development and strategic projects at Clinical Data, Inc. (NASDQ: CLDA). From February 2002, Mr. Stilley was the COO and CFO of Adenosine Therapeutics, LLC until certain assets of Adenosine Therapeutics were acquired by Clinical Data, Inc. in August 2008. Mr. Stilley has served as an advisor of Adenosine Therapeutics, LLC since the sale of its assets to Clinical Data, Inc. and its subsequent acquisition of new assets. Mr. Stilley has advised both public and private companies on financing and M&A transactions, has been the interim CFO of a public company, the interim Chief Business Officer of Diffusion Pharmaceuticals from September 2015 through December 2015, and the COO and CFO of a number of private companies. Before entering the business community, Mr. Stilley served as Captain in the U.S. Marine Corps. Mr. Stilley has an MBA with honors from the Darden School of Business and a B.S. in Commerce/Marketing from the McIntire School of Commerce at the University of Virginia. Mr. Stilley is qualified to serve as a director because of his extensive knowledge of the biotechnology industry, significant executive leadership and operational experience, and knowledge of, and experience in, financing and M&A transactions.

Tevi Troy, Director

Tevi Troy is a member of the Board of Directors. Since February 2018, Dr. Troy has served as Vice President of Public Policy for Juul Labs. From 2014 to 2018, Dr. Troy was the founder and CEO of the American Health Policy Institute. Before that, Dr. Troy was Senior Fellow at Hudson Institute, where he remains an Adjunct Fellow. He has also been a Researcher at the American Enterprise Institute. On August 3, 2007, Dr. Troy was unanimously confirmed by the U.S. Senate as the Deputy Secretary of the U.S. Department of Health and Human Services. As Deputy Secretary, Dr. Troy was the chief operating officer of the largest civilian department in the federal government, with a budget of $716 billion and over 67,000 employees. Dr. Troy has extensive White House experience, having served in several high-level positions over a five-year period, culminating in his service as Deputy Assistant and then Acting Assistant to the President for Domestic Policy. Dr. Troy has held high-level positions on Capitol Hill as well. From 1998 to 2000, Dr. Troy served as the Policy Director for Senator John Ashcroft. From 1996 to 1998, Dr. Troy was Senior Domestic Policy Adviser and later Domestic Policy Director for the House Policy Committee, chaired by Christopher Cox. In addition to his senior level government work and health care expertise, Dr. Troy is also a presidential historian, making him one of only a handful of historians who has both studied the White House as a historian and worked there at the highest levels. Dr. Troy’s many other affiliations include: contributing editor for Washingtonian magazine; member of the publication committee of National Affairs; member of the Board of Fellows of the Jewish Policy Center; a Senior Fellow at the Potomac Institute; and a member of the Blue Ribbon Study Panel examining the United States’ readiness to address bioterrorism and naturally occurring outbreaks. In 2012, he was a Special Policy Adviser to the Mitt Romney presidential campaign and served as Director of Domestic Policy for the nascent Romney transition. Dr. Troy has a B.S. in Industrial and Labor Relations from Cornell University and an M.A and Ph.D. in American Civilization from the University of Texas at Austin. Dr. Troy is qualified to serve as a director because of his extensive knowledge of the healthcare industry and his significant leadership experience.

Board Composition

Our business and affairs are organized under the direction of our board of directors, which currently consists of seven members. The primary responsibility of our board of directors is to provide oversight, strategic guidance, counseling, and direction to our management team. Our board of directors meets on a regular basis and additionally as required.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Director Independence

Our board of directors currently consists of seven (7) members. Our board of directors has determined that Yancen Lu, William B. Stilley, III, Steven A. Sanders and Tevi Troy, qualify as independent directors in accordance with the Nasdaq Capital Market (“Nasdaq”) listing requirements. Mr. Wenzhao Lu and Dr. Jin are not considered independent. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

As required under Nasdaq rules and regulations, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

Family Relationships

There are no family relationships among our directors or executive officers.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors, or the Board, is primarily responsible for overseeing our risk management processes on behalf of our company. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

●	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

Establishment of Board Committees and Adoption of Charters

In November 2018, the Company established a Nominating and Corporate Governance Committee, a Compensation Committee and an Audit Committee (collectively, the “Committees”) and approved and adopted charters to govern each of the Committees.

In connection with the establishment of the Nominating and Corporate Governance Committee, Compensation Committee and Audit Committee, the Board of Directors of the Company appointed members to each such committee. Currently, all three committees are comprised of at least three (3) directors meeting the requirements set forth in each applicable charter. The membership of these three standing committees of the Board of Directors of the Company is as follows:

Nominating and Corporate Governance Committee	Compensation Committee	Audit Committee
Steven Sanders (Chairman)	Yancen Lu (Chairman)	William Stilley (Chairman)
Tevi Troy	Steven Sanders	Yancen Lu
William Stilley	Tevi Troy	Steve Sanders

Nominating and Corporate Governance Committee

Our board of directors has determined that each of the members of the Nominating and Governance Committee (the “Governance Committee”) are “independent directors” as defined by Nasdaq. The Governance Committee generally responsible for recommending to our full board of directors’ policies, procedures, and practices designed to help ensure that our corporate governance policies, procedures, and practices continue to assist the board of directors and our management in effectively and efficiently promoting the best interests of our stockholders. The Governance Committee is also responsible for selecting and recommending for approval by our board of directors and our stockholders a slate of director nominees for election at each of our annual meetings of stockholders, and otherwise for determining the board committee members and chairmen, subject to board of directors ratification, as well as recommending to the board director nominees to fill vacancies or new positions on the board of directors or its committees that may occur or be created from time to time, all in accordance with our bylaws and applicable law. The Governance Committee’s principal functions include:

●	developing and maintaining our corporate governance policy guidelines;

●	developing and maintaining our codes of conduct and ethics;

●	overseeing the interpretation and enforcement of our Code of Conduct and our Code of Ethics for Chief Executive Officer and Senior Financial and Accounting Officers;

●	evaluating the performance of our board of directors, its committees, and committee chairmen and our directors; and

●	selecting and recommending a slate of director nominees for election at each of our annual meetings of the stockholders and recommending to the board director nominees to fill vacancies or new positions on the board of directors or its committees that may occur from time to time.

During 2018, the Nominating and Corporate Governance Committee did not meet as this was a newly formed committee. The Governance Committee is governed by a written charter approved by our board of directors. A copy of the Governance Committee’s charter is posted on the Company’s website at www.avalon-globocare.com  in the “Investors” section of the website. In identifying potential independent board of directors’ candidates with significant senior-level professional experience, the Governance Committee solicits candidates from the board of directors, senior management and others and may engage a search firm in the process. The Governance Committee reviews and narrows the list of candidates and interviews potential nominees. The final candidate is also introduced and interviewed by the board of directors and the lead director if one has been appointed. In general, in considering whether to recommend any particular candidate for inclusion in our board of directors’ slate of recommended director nominees, the Governance Committee will apply the criteria set forth in our corporate governance guidelines. These criteria include the candidate’s integrity, business acumen, commitment to understanding our business and industry, experience, conflicts of interest and the ability to act in the interests of our stockholders. Further, specific consideration is given to, among other things, diversity of background and experience that a candidate would bring to our board of directors. The Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities. Stockholders may recommend individuals to the Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials to our Governance Committee. Assuming that appropriate biographical and background material has been provided on a timely basis, the Governance Committee will evaluate stockholder recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our board of directors has determined that the members are all “independent directors” as defined by the rules of Nasdaq applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act. In addition, Mr. Stilley is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and demonstrates “financial sophistication” as defined by the rules of The NASDAQ Stock Market, Inc. The Audit Committee is appointed by our board of directors to assist our board of directors in monitoring (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, and (3) the independence and performance of our internal and external auditors. The Audit Committee’s principal functions include:

●	reviewing our annual audited financial statements with management and our independent auditors, including major issues regarding accounting and auditing principles and practices and financial reporting that could significantly affect our financial statements;

●	reviewing our quarterly financial statements with management and our independent auditor prior to the filing of our Quarterly Reports on Form 10-Q, including the results of the independent auditors’ reviews of the quarterly financial statements;

●	recommending to the board of directors the appointment of, and continued evaluation of the performance of, our independent auditor;

●	approving the fees to be paid to our independent auditor for audit services and approving the retention of our independent auditor for non-audit services and all fees for such services;

●	reviewing periodic reports from our independent auditor regarding our auditor’s independence, including discussion of such reports with the auditor;

●	reviewing the adequacy of our overall control environment, including internal financial controls and disclosure controls and procedures; and

●	reviewing with our management and legal counsel legal matters that may have a material impact on our financial statements or our compliance policies and any material reports or inquiries received from regulators or governmental agencies.

During 2018, the audit committee met two times. A copy of the Audit Committee’s charter is posted on the Company’s website at www.avalon-globocare.com  in the “Investors” section of the website.

Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law.

Compensation Committee

Our compensation committee consists of Yancen Lu, Steven Sanders and Tevi Troy. Our board of directors has determined that each of the members are an “independent director” as defined by the Nasdaq rules applicable to members of a compensation committee. The Compensation Committee is responsible for establishing the compensation of our senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits as well as director compensation. The Compensation Committee also administers our equity incentive plans. During the year ended December 31, 2018, the Compensation Committee met one time. The Compensation Committee is governed by a written charter approved by the board of directors. A copy of the Compensation Committee’s charter is posted on the Company’s website at www.avalon-globocare.com  in the “Investors” section of the website. The Compensation Committee works with the Chairman of the Board and Chief Executive Officer and reviews and approves compensation decisions regarding senior management including compensation levels and equity incentive awards. The Compensation Committee also approves employment and compensation agreements with our key personnel and directors. The Compensation Committee has the power and authority to conduct or authorize studies, retain independent consultants, accountants or others, and obtain unrestricted access to management, our internal auditors, human resources and accounting employees and all information relevant to its responsibilities.

The responsibilities of the Compensation Committee, as stated in its charter, include the following:

●	review and approve the Company’s compensation guidelines and structure;

●	review and approve on an annual basis the corporate goals and objectives with respect to compensation for the Chief Executive Officer;

●	review and approve on an annual basis the evaluation process and compensation structure for the Company’s other officers, including salary, bonus, incentive and equity compensation; and

●	periodically review and make recommendations to the Board of Directors regarding the compensation of non-management directors.

The Compensation Committee is responsible for developing the executive compensation philosophy and reviewing and recommending to the Board of Directors for approval all compensation policies and compensation programs for the executive team.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers on our board of directors or compensation committee.

Code of Ethics

We have a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, and the Board. A copy of this code is available in our employee handbook and under the “About Us – Code of Conduct” section of our website at www.avalon-globocare.com. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of our applicable trading market concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this report.

Indemnification of Directors and Officers

Our directors and executive officers are indemnified as provided by the Delaware law and our Bylaws. These provisions state that our directors may cause us to indemnify a director or former director against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him or her as a result of him or her acting as a director. The indemnification of costs can include an amount paid to settle an action or satisfy a judgment. Such indemnification is at the discretion of our board of directors and is subject to the Securities and Exchange Commission’s policy regarding indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise. We have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended December 31, 2018 or who earned compensation exceeding $100,000 during fiscal year 2018 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Dr. David Jin	2018	400,000	-	-	-	-	-	400,000
CEO	2017	200,000	-	-	-	-	-	200,000
Luisa Ingargiola	2018	450,000	-	833,333	-	-	-	1,283,333
CFO	2017	195,855	-	763,889	-	-	-	959,744
Meng Li	2018	200,000	-	-	-	-	-	200,000
COO and Secretary	2017	100,000	-	-	-	-	-	100,000
Dr. Yu Zhou	2018	182,356	-	-	-	-	-	182,356
Co-CEO of GenExosome	2017	22,356	-	-	-	-	-	22,356

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

On January 3, 2019, the Company entered into a Letter Agreement with Dr. Jin, pursuant to which his annual base salary set forth in his employment agreement was increased to $360,000 effective January 1, 2019. Further, the Company agreed to grant Dr. Jin stock options to acquire 150,000 shares of common stock at an exercise price of $2.00 per share.

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

On January 3, 2019, the Company entered into a Letter Agreement with Ms. Li, pursuant to which her annual base salary set forth in her employment agreement was increased to $340,000 effective January 1, 2019. Further, the Company agreed to grant Ms. Li stock options to acquire 150,000 shares of common stock at an exercise price of $2.00 per share.

Luisa Ingargiola

On February 21, 2017, Ms. Ingargiola and the Company entered into an Executive Retention Agreement effective February 9, 2017 pursuant to which Ms. Ingargiola agreed to serve as Chief Financial Officer in consideration of an annual salary of $200,000 to be increased to $225,000 on the 60-day anniversary. The Company has agreed to provide a bonus of 50% of her base salary upon the Company timely filing its annual report on Form 10-K for the year ended December 31, 2017 and the Company raising gross proceeds of $20 million in debt and/or equity capital and a bonus of 100% of her base salary upon the Company achieving (i) any merger or sale of the Company or its assets, (ii) the Company achieving adjusted EBITDA of $10 million in a fiscal year, (iii) the Company achieving a listing on a national exchange and then or subsequently raising gross proceeds in the amount of $10 million. The Company also granted Ms. Ingargiola a Stock Option to acquire two million shares of common stock of the Company at an exercise price of $0.50 per share for a period of ten years. The Stock Options vest in 36 equal tranches commencing on the grant date. The Company and Ms. Ingargiola also entered into an Indemnification Agreement.

The employment of Ms. Ingargiola is at will and may be terminated at any time, with or without formal cause. Pursuant to the terms of executive retention agreement with Ms. Ingargiola, the Company has agreed to provide specified severance and bonus amounts and to accelerate the vesting on their equity awards upon termination upon a change of control or an involuntary termination, as each term is defined in the agreements.

In the event of a termination upon a change of control, Ms. Ingargiola is entitled to receive an amount equal to 12 months of her base salary and the target bonus then in effect for the executive officer for the year in which such termination occurs, such bonus payment to be pro-rated to reflect the full number of months the executive remained in the Company’s employ. In addition, the vesting on any stock option held by the executive officer will be accelerated in full. At the election of the executive officer, the Company will also continue to provide health related employee insurance coverage for twelve months, at the Company’s expense.

In the event of an involuntary termination, Ms. Ingargiola is entitled to receive an amount equal to six months of her base salary and the target bonus then in effect for the executive officer for the six months in which such termination occurs, such bonus payment to be pro-rated to reflect the full number of months the executive remained in the Company’s employ. Such payment will be increased to 12 months upon the one-year anniversary of the retention agreement. In addition, the vesting on any stock option held by the executive officer will be accelerated in full. At the election of the executive officer, the Company will also continue to provide health related employee insurance coverage for twelve months, at the Company’s expense.

On January 3, 2019, the Company entered into a Letter Agreement with Ms. Ingargiola, pursuant to which her annual base salary set forth in her employment agreement was increased to $350,000 effective January 1, 2019.

Yu Zhou

On October 25, 2017, Dr. Yu Zhou and GenExosome entered into an Executive Retention Agreement pursuant to which Dr. Zhou agreed to serve as Co-Chief Executive Officer in consideration of an annual salary of $160,000. Dr. Zhou and GenExosome also entered into an Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement.

Grants of Plan Based Awards

We did not grant any option to our Executive Officers in the fiscal year ended December 31, 2018.

Option Exercises and Stock Vested

There were no options exercised by our executive officers or stock vested to our executive officers during the year ended December 31, 2018.

Outstanding Equity Awards

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2018, and each person who served as an executive officer of the Company as of December 31, 2018:

Outstanding Equity Awards
	Option Awards					Stock Awards
Name and principal position	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Options exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Luisa Ingargiola	1,277,778	722,222	2,000,000	0.50	2/8/2027	-	-	-	-
David Jin	-	-	-	-	-	-	-	-	-
Meng Li	-	-	-	-	-	-	-	-	-
Yu Zhou	-	-	-	-	-	-	-	-	-

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

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-equity Incentive Plan Compensation $	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation $	Total $
Steven Sukel (1)	-	-	72,283	-	-	-	72,283
Yancen Lu (2)	-	-	96,378	-	-	-	96,378
Wilbert Tauzin (3)	-	-	236,346	-	-	-	236,346
Wenzhao Lu	-	-	-	-	-	-	-
David Jin	-	-	-	-	-	-	-
Meng Li (4)	-	-	-	-	-	-	-
Steven Sanders (5)	10,000	-	54,009	-	-	-	64,009
Tevi Troy (6)	10,000	-	48,388	-	-	-	58,388
William Stilley (7)	15,000	-	55,379	-	-	-	70,379

(1)	Mr. Sukel’s 2018 compensation consisted of 30,000 options vested and valued at $72,283. Mr. Sukel was our director from April 28, 2017 to July 30, 2018.
(2)	Mr. Lu’s 2018 compensation consisted of 40,000 options vested and valued at $96,378. Mr. Lu has been our director since April 28, 2017.
(3)	Mr. Tauzin’s 2018 compensation consisted of 80,000 options vested and valued at $236,346. Mr. Tauzin has been our director since November 1, 2017.
(4)	Ms. Li was our director from October 10, 2016 to July 9, 2018.
(5)	Mr. Sanders’s 2018 compensation consisted of cash of $10,000 and 20,000 options vested and valued at $54,009. Mr. Sanders has been our director since July 30, 2018.
(6)	Mr. Troy’s 2018 compensation consisted of cash of $10,000 and 20,000 options vested and valued at $48,388. Mr. Troy has been our director since June 4, 2018
(7)	Mr. Stilley’s 2018 compensation consisted of cash of $15,000 and 20,000 options vested and valued at $55,379. Mr. Stilley has been our director since July 5, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

The following table sets forth certain information, as of March 26, 2019 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. The numbers below reflect a 1:4 reverse stock split implemented on October 18, 2016. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Wenzhao Lu* (3)	26,525,000	35.7%
David Jin, MD, phD* (4)	15,512,500	20.9%
Meng Li* (5)	5,212,500	7.0%
Luisa Ingargiola* (6)	1,555,556	2.1%
Yancen Lu* (7)	5,132,500	6.9%
Steven A. Sanders* (8)	40,833	**
Wilbert J. Tauzin II* (9)	110,833	**
William B. Stilley III* (10)	40,833	**
Tevi Troy* (11)	40,833	**
All officers and directors as a group (9 persons)	54,171,388	72.9%

*	Officer and/or director of our company.
**	Less than 1.0%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Avalon GloboCare Corp., 4400 Route 9 South, Suite 3100, Freehold, New Jersey 07728.
(2)	Applicable percentage ownership is based on 73,820,539 shares of common stock outstanding as of March 26, 2019, together with securities exercisable or convertible into shares of common stock within 60 days of March 26, 2019 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 26, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Wenzhao Lu holds (i) 25,900,000 shares of common stock and (ii) 625,000 options, of which 375,000 shares have vested and an additional 250,000 shares shall vest within 60 days.
(4)	David Jin holds (i) 15,450,000 shares of common stock and (ii) 62,500 options, of which 37,500 shares have vested and an additional 25,000 shares shall vest within 60 days.
(5)	Meng Li holds (i) 5,150,000 shares of common stock and (ii) 62,500 options, of which 37,500 shares have vested and an additional 25,000 shares shall vest within 60 days.
(6)	Represents stock option to acquire 1,555,556 shares of common stock of our company, which included 111,111 shares to be vested within 60 days.
(7)	Yancen Lu holds (i) 5,000,000 shares of common stock and (ii) 132,500 options, of which 107,500 shares have vested and an additional 25,000 shares shall vest within 60 days.
(8)	Represents stock option to acquire 40,833 shares of common stock of our company, which included 8,333 shares to be vested within 60 days.
(9)	Represents stock option to acquire 110,833 shares of common stock of our company, which included 8,333 shares to be vested within 60 days.
(10)	Represents stock option to acquire 40,833 shares of common stock of our, which included 8,333 shares to be vested within 60 days.
(11)	Represents stock option to acquire 40,833 shares of common stock of our, which included 8,333 shares to be vested within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Medical Related Consulting Services Revenue from Related Parties

During the years ended December 31, 2018 and 2017, medical related consulting services revenue from related parties was as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Medical related consulting services provided to:
Beijing Daopei (1)	$269,287	$-
Shanghai Daopei (2)	-	67,576
Beijing Nanshan (3)	-	155,035
	$269,287	$222,611

(1)	Beijing Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.
(2)	Shanghai Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.
(3)	Beijing Nanshan is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

Prepaid Expenses – Related Parties

As of December 31, 2018 and 2017, the Company made prepayment of $1,897 and $0, respectively, to David Jin, its shareholder, chief executive officer, president and board member, for business travel reimbursement, which have been included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

As of December 31, 2018 and 2017, the Company made prepayment of $32,293 and $0, respectively, to Meng Li, its shareholder and chief operating officer, for business travel reimbursement, which have been included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

Advance from Customer – Related Party

At December 31, 2018 and 2017, advance from customer – related party amounted to $14,829 and $0, respectively, which represents prepayment received from our related party, Beijing Daopei, for medical related consulting services. When the services are performed, the amount recorded as advance from customer – related party will be recognized as revenue.

Accrued Liabilities and Other Payables – Related Parties

At December 31, 2018 and 2017, the Company owed David Jin, its shareholder, chief executive officer, president and board member, of $0 and $15,387, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

At December 31, 2018 and 2017, the Company owed Yu Zhou, co-chief executive officer of GenExosome, of $0 and $24,540, respectively, for accrued payroll, travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Due to Related Party

In connection with the acquisition discussed elsewhere in this report, the Company acquired Beijing GenExosome in cash payment of $450,000. On October 25, 2017, Dr. Yu Zhou, the former sole shareholder of Beijing GenExosome, was appointed to the board of directors of GenExosome and served as co-chief executive officer of GenExosome. As of December 31, 2018 and 2017, the unpaid acquisition consideration of $100,000 and $450,000, respectively, was payable to Dr. Yu Zhou, co-chief executive officer and board member of GenExosome, and reflected as due to related party on the accompanying consolidated balance sheets.

Operating Lease

On October 17, 2016, AHS entered into a lease for office space in New Jersey with a related party (the “AHS Office Lease”). Pursuant to the AHS Office Lease, the monthly rent is $1,000. The AHS Office Lease was terminated in August 2017. For the year ended December 31, 2017, rent expense related to the AHS Office Lease amounted to $8,000.

Real Property Management Agreement

The Company pays a company, which is controlled by Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, for the management of its commercial real property located in New Jersey. The monthly property management fee is $5,417. The property management agreement commenced on May 5, 2017 and expired in March 2019. For the years ended December 31, 2018 and 2017, the management fee related to the property management agreement amounted to $65,004 and $43,336, respectively.

Related Party Loan

On March 18, 2019, the Company issued Daniel Lu, Chairman of the Board of Directors of the Company, a Promissory Note in the principal amount of $1,000,000 (the “Lu Note”) in consideration of cash in the amount of $1,000,000. The Lu Note accrues interest at the rate of 5% per annum and matures March 19, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

RBSM LLP served as our independent auditors for the years ended December 31, 2018 and 2017. The following is a summary of the fees billed to the Company for professional services rendered for the years ended December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
Audit Fees	$234,500	$155,500
Audit Related Fees	-	101,000
Tax Fees	15,000	15,500
All Other Fees	-	-
Totals	$249,500	$272,000

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2018 or 2017.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The current policy of the directors, acting as the audit committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit related fees include fees for the annual audit of the financial statements and review of financial statements included in 10Q filings. Fees charged by the auditor were approved by the Board with engagement letters signed by the audit committee chairman.

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the auditor. The Audit Committee has approved all audit and permitted non-audit services performed by the auditor for the year ended December 31, 2018.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2016)

4.2 †	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.5	Warranty Agreement between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.6	Form of Subscription Agreement between Avalon GloboCare Corp. and the October 2017 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

4.7	Form of Warrant to Boustead Securities, LLC in connection with the private placements (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 27, 2018)

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.2 †	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2016)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership, as Seller, and Avalon GloboCare Corp., as Buyer dated as of December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2016)

10.4 †	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li dated January 11, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2017)

10.5 †	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.6 †	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.7 †	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.8 †	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.12	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation) (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017)

10.13	Securities Purchase Agreement between Avalon GloboCare Corp. and GenExosome Technologies Inc. dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.14	Asset Purchase Agreement between GenExosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.15	Stock Purchase Agreement between GenExosome Technologies Inc., Beijing Jieteng (GenExosome) Biotech Co. Ltd. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.16 †	Executive Retention Agreement between GenExosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between GenExosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.18 †	Director Agreement by and between Avalon GloboCare Corp. and Wilbert J. Tauzin II dated November 1, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.19	Agreement between Avalon GloboCare Corp. and Tauzin Consultants, LLC dated November 1, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.20 †	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated April 3, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.21 †	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 3, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.22	Advisory Service Contract between Ludaopei Hematology Research Institute Co., Ltd. and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 1, 2018 (English translation) (Incorporated by reference to that Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 19, 2018)

10.23	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the April 2018 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2018)

10.24	Supplementary Agreement Related to Share Subscription by and between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang dated April 23, 2018 (English translation) (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

10.25	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated May 3, 2018 (English translation) (incorporated by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018)

10.26 †	Director Agreement by and between Avalon GloboCare Corp. and Tevi Troy dated June 4, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.27	Joint Venture Agreement by and between Avalon (Shanghai) Healthcare Technology Co., Ltd. and Jiangsu Unicorn Biological Technology Co., Ltd. dated May 29, 2018 (English translation) (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.28 †	Director Agreement by and between Avalon GloboCare Corp. and William Stilley, III dated July 5, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2018)

10.29 †	Director Agreement by and between Avalon GloboCare Corp. and Steven A. Sanders dated July 30, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2018)

10.30	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated August 3, 2018 (English translation) (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.31	Strategic Partnership Agreement between Avalon GloboCare Corp. and Weill Cornell Medical College of Cornell University dated August 6, 2018.(incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.32	Equity Joint Venture Agreement by and between Avactis Biosciences, Inc., a wholly-owned subsidiary of Avalon GloboCare Corp., and Arbele Limited for the establishment of AVAR (China) BioTherapeutics Ltd. dated October 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

10.33	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated January 3, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.34	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated January 3, 2019 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.35	Letter Agreement by and between Avalon (Shanghai) Healthcare Technology Co. Ltd. and Meng Li dated January 3, 2019 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.36	Promissory Note issued to Daniel Lu dated Mach 18, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2019)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 20, 2018)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed herewith
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.

Dated: March 26, 2019	By:	/s/ David Jin
	Name:	David Jin
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: March 26, 2019	By:	/s/ Luisa Ingargiola
	Name:	Luisa Ingargiola
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 26, 2019, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ David Jin	Chief Executive Officer, President and Director
David Jin	(Principal Executive Officer)

/s/ Luisa Ingargolia	Chief Financial Officer
Luisa Ingargolia	(Principal Financial Officer)

/s/ Wenzhao Lu	Chairman of the Board of Directors
Wenzhao Lu

/s/ Steven A. Sanders	Director
Steven A. Sanders

/s/ Yancen Lu	Director
Yancen Lu

/s/ Wilbert J. Tauzin II	Director
Wilbert J. Tauzin II

/s/ William B. Stilley III	Director
William B. Stilley III

/s/ Tevi Troy	Director
Tevi Troy

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avalon GloboCare Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avalon GloboCare Corp. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a limited operating history, incurred recurring net loss and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

New York, New York

March 26, 2019

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash	$2,252,287	$3,027,033
Accounts receivable, net of allowance for doubtful accounts	9,739	10,179
Tenants receivable, net of allowance for doubtful accounts	42,484	38,469
Security deposit	127,263	6,916
Inventory	12,994	2,667
Prepaid expenses - related parties	34,190	-
Prepaid expenses and other current assets	1,146,475	149,713

Total Current Assets	3,625,432	3,234,977

NON-CURRENT ASSETS:
Security deposit - noncurrent portion	-	25,322
Prepayment for long-term assets	-	153,688
Property and equipment, net	249,555	48,029
Investment in real estate, net	7,879,885	7,623,757
Intangible assets, net	1,255,689	1,583,260
Equity method investment	385,162	-

Total Non-current Assets	9,770,291	9,434,056

Total Assets	$13,395,723	$12,669,033

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,695	$29
Advance from customer - related party	14,829	-
Accrued liabilities and other payables	859,350	124,064
Accrued liabilities and other payables - related parties	-	39,927
Deferred rental income	14,136	12,769
Loan payable	-	1,500,000
Interest payable	75,342	138,110
VAT and other taxes payable	4,668	2,997
Tenants’ security deposit	66,700	92,288
Due to related party	100,000	450,000
Refundable deposit	-	3,000,000

Total Current Liabilities	1,141,720	5,360,184

NON-CURRENT LIABILITIES:
Loan payable - noncurrent portion	1,000,000	-

Total Non-current Liabilities	1,000,000	-

Total Liabilities	2,141,720	5,360,184

Commitments and Contingencies - (Note 21)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and 2017	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 73,830,751 shares issued and 73,310,751 shares outstanding at December 31, 2018; 70,278,622 shares issued and outstanding at December 31, 2017	7,383	7,028
Additional paid-in capital	24,153,378	11,490,285
Less: common stock held in treasury, at cost; 520,000 and 0 shares at December 31, 2018 and 2017, respectively	(522,500)	-
Accumulated deficit	(11,291,776)	(3,517,654)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(236,860)	(91,994)
Total Avalon GloboCare Corp. stockholders’ equity	12,116,203	7,894,243
Non-controlling interest	(862,200)	(585,394)

Total Equity	11,254,003	7,308,849

Total Liabilities and Equity	$13,395,723	$12,669,033

The accompanying notes are an integral part of these consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017

REVENUES
Real property rental	$1,121,483	$828,663
Medical related consulting services - related parties	269,287	222,611
Development services and sales of developed products	171,516	26,276
Total Revenues	1,562,286	1,077,550

COSTS AND EXPENSES
Real property operating expenses	793,714	542,371
Medical related consulting services - related parties	250,320	272,400
Development services and sales of developed products	130,238	15,016
Total Costs and Expenses	1,174,272	829,787

REAL PROPERTY OPERATING INCOME	327,769	286,292
GROSS PROFIT (LOSS) FROM MEDICAL RELATED CONSULTING SERVICES	18,967	(49,789)
GROSS PROFIT FROM DEVELOPMENT SERVICES AND SALES OF DEVELOPED PRODUCTS	41,278	11,260

OTHER OPERATING EXPENSES:
Selling expenses	-	15,253
Advertising expenses	335,900	-
Compensation and related benefits	2,715,323	1,291,183
Professional fees	3,477,276	1,033,308
Other general and administrative	1,490,650	464,544
Impairment loss	-	1,321,338

Total Other Operating Expenses	8,019,149	4,125,626

LOSS FROM OPERATIONS	(7,631,135)	(3,877,863)

OTHER INCOME (EXPENSE)
Interest income	4,314	1,370
Interest expense	(314,653)	(138,110)
Foreign currency transaction loss	(106,929)	(57,244)
Grant income	60,421	22,202
Loss from equity-method investment	(52,969)	-
Other expense	(11,345)	-

Total Other Expense, net	(421,161)	(171,782)

LOSS BEFORE INCOME TAXES	(8,052,296)	(4,049,645)

INCOME TAXES	-	-

NET LOSS	$(8,052,296)	$(4,049,645)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(278,174)	(585,360)

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(7,774,122)	$(3,464,285)

COMPREHENSIVE LOSS:
NET LOSS	(8,052,296)	(4,049,645)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	(143,498)	2,540
COMPREHENSIVE LOSS	$(8,195,794)	$(4,047,105)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(276,806)	(585,394)
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(7,918,988)	$(3,461,711)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.11)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	72,004,081	65,033,472

The accompanying notes are an integral part of these consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2018 and 2017

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock		Additional				Accumulated Other
	Number of		Number of		Paid-in	Treasury	Accumulated	Statutory	Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Reserve	Loss	Interest	Equity

Balance, December 31, 2016	-	$-	61,628,622	$6,163	$3,681,387	$-	$(53,369)	$6,578	$(94,568)	$-	$3,546,191

Common shares issued in connection with Share Subscription Agreement	-	-	3,000,000	300	(300)	-	-	-	-	-	-

Common shares issued for cash, net of issuance costs of $50,625	-	-	5,150,000	515	5,098,860	-	-	-	-	-	5,099,375

Stock-based compensation	-	-	-	-	992,997	-	-	-	-	-	992,997

Intangible assets purchase	-	-	500,000	50	1,717,341	-	-	-	-	-	1,717,391

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	2,574	(34)	2,540

Net loss for the year	-	-	-	-	-	-	(3,464,285)	-	-	(585,360)	(4,049,645)

Balance, December 31, 2017	-	-	70,278,622	7,028	11,490,285	-	(3,517,654)	6,578	(91,994)	(585,394)	7,308,849

Treasury stock purchase	-	-	-	-	-	(522,500)	-	-	-	-	(522,500)

Repayment made for Share Subscription Agreement	-	-	(1,000,000)	(100)	100	-	-	-	-	-	-

Refundable deposit exchange for common shares	-	-	-	-	2,000,000	-	-	-	-	-	2,000,000

Common shares issued in equity raise, net of fees associated with equity raise	-	-	4,046,450	404	7,064,313	-	-	-	-	-	7,064,717

Common shares issued for services	-	-	505,679	51	1,371,399	-	-	-	-	-	1,371,450

Stock-based compensation	-	-	-	-	2,227,281	-	-	-	-	-	2,227,281

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(144,866)	1,368	(143,498)

Net loss for the year	-	-	-	-	-	-	(7,774,122)	-	-	(278,174)	(8,052,296)

Balance, December 31, 2018	-	$-	73,830,751	$7,383	$24,153,378	$(522,500)	$(11,291,776)	$6,578	$(236,860)	$(862,200)	$11,254,003

The accompanying notes are an integral part of these consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,052,296)	$(4,049,645)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	522,835	181,637
Stock-based compensation expense	3,092,981	992,997
Loss on equity method investment	52,969	-
Impairment loss	-	1,321,338
Changes in operating assets and liabilities, net of assets and liabilities assumed in business acquisition:
Accounts receivable	(114)	(9,803)
Accounts receivable - related parties	-	72,187
Tenants receivable	(4,015)	(38,469)
Inventory	(10,612)	(1,509)
Prepaid expenses - related parties	(35,450)	-
Prepaid expenses and other current assets	(457,800)	(98,917)
Security deposit	(96,629)	(30,294)
Accounts payable	282	28
Advance from customer - related party	15,407	-
Accrued liabilities and other payables	701,496	214,628
Accrued liabilities and other payables - related parties	(39,927)	31,331
Deferred rental income	1,367	12,769
Interest payable	(62,768)	-
Income taxes payable	-	(21,561)
VAT and other taxes payable	1,838	(8,697)
Tenants’ security deposit	(25,588)	92,288

NET CASH USED IN OPERATING ACTIVITIES	(4,396,024)	(1,339,692)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment made for purchase of long-term assets	-	(148,010)
Purchase of property and equipment	(113,148)	(53,812)
Purchase of intangible assets	-	(876,087)
Purchase of commercial real estate	-	(7,008,571)
Improvement of commercial real estate	(391,506)	-
Payment for acquired business	(350,000)	-
Cash acquired on acquisition of business	-	72,032
Payment for equity method investment	(453,159)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,307,813)	(8,014,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from loan payable	-	2,100,000
Repayments for loan	(500,000)	(600,000)
Proceeds received from related parties’ advance	-	210,000
Repayment for related parties’ advance	-	(307,150)
Repurchase of common stock	(522,500)	-
Refundable deposit in connection with Share Subscription Agreement	-	3,000,000
Refund for refundable deposit in connection with Share Subscription Agreement	(1,000,000)	-
Proceeds received from equity offering	7,551,013	5,150,000
Disbursements for equity offering costs	(486,296)	(50,625)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,042,217	9,502,225

EFFECT OF EXCHANGE RATE ON CASH	(113,126)	(7,241)

NET (DECREASE) INCREASE IN CASH	(774,746)	140,844

CASH - beginning of year	3,027,033	2,886,189

CASH - end of year	$2,252,287	$3,027,033

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$377,421	$-
Income taxes	$-	$21,561

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with Share Subscription Agreement	$-	$300
Acquisition of equipment by decreasing prepayment for long-term assets	$151,053	$-
Equipment acquired on credit as payable	$6,646	$-
Acquisition of real estate by decreasing prepayment for property	$-	$700,000
Common stock issued for future services	$495,750	$-
Refundable deposit exchange for common shares	$2,000,000	$-
Common stock issued on purchase of intangible assets	$-	$500,000
GenExosome’s shares issued on purchase of intangible assets	$-	$1,217,391
Business acquired on credit	$-	$450,000

The accompanying notes are an integral part of these consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Avalon GloboCare Corp. (f/k/a Global Technologies Corp.) (the “Company” or “AVCO”) is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on July 28, 2014. On October 18, 2016, the Company changed its name to Avalon GloboCare Corp. and completed a reverse split its shares of common stock at a ratio of 1:4. On October 19, 2016, the Company entered into and closed a Share Exchange Agreement with the shareholders of Avalon Healthcare System, Inc., a Delaware corporation (“AHS”), each of which are accredited investors (“AHS Shareholders”) pursuant to which we acquired 100% of the outstanding securities of AHS in exchange for 50,000,000 shares of our common stock (the “AHS Acquisition”). AHS was incorporated on May 18, 2015 under the laws of the State of Delaware. As a result of such acquisition, the Company’s operations now are focused on integrating and managing global healthcare services and resources, as well as empowering high-impact biomedical innovations and technologies to accelerate their clinical applications. We are dedicated to advancing cell-based technologies and therapeutics, as well as empowering high-impact biomedical innovations to accelerate their clinical applications. Our ecosystem covers the areas of exosome technology (including liquid biopsy and regenerative therapeutics) and cellular immunotherapy. We plan to integrate technologies and services through joint venture and subsidiary structures that bring shareholder value both in the short term, through operational entities and long term, through biomedical innovation development, such as our recent joint venture for the advancement of exosome isolation systems and related products. AHS owns 100% of the capital stock of Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), which is a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China (“PRC”). Avalon Shanghai was incorporated on April 29, 2016 and is engaged in medical related consulting services for customers.

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

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd., a British Virgin Island company. There was no activity for the subsidiary since its incorporation through December 31, 2018. Avalon (BVI) Ltd. is dormant and is in process of being dissolved.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

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

On July 18, 2018, the Company formed a wholly owned subsidiary, Avactis Biosciences Inc., a Nevada corporation, which will be focused on accelerating commercial activities related to cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others. The subsidiary is designed to integrate and optimize our global scientific and clinical resources to further advance the use of cellular therapies to treat certain cancers. There was no activity for the subsidiary since its incorporation through December 31, 2018.

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of December 31, 2018 are as follows:

Name of Subsidiaries	Place and date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by AVCO	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in United States of America (“USA”)

Avalon (BVI) Ltd. (“Avalon BVI”)	British Virgin Island January 23, 2017	100% held by AVCO	Dormant, is in process of being dissolved

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by AVCO	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in China

GenExosome Technologies Inc. (“GenExosome”)	Nevada July 31, 2017	60% held by AVCO	Develops proprietary diagnostic and therapeutic products leveraging exosome technology and markets and distributes proprietary Exosome Isolation Systems in USA

Beijing Jieteng (GenExosome) Biotech Co., Ltd. (“Beijing GenExosome”)	PRC August 7, 2015	100% held by GenExosome	Provides development services for hospitals and other customers and sells developed items to hospitals and other customers in China

Avactis Biosciences Inc. (“Avactis”)	Nevada July 18, 2018	100% held by AVCO	Integrate and optimize global scientific and clinical resources to further advance cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others to treat certain cancers

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission for financial information.

The Company’s consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company currently has limited operations. Currently, the Company’s operations are focused on: (i) real estate property ownership and operation in the United States; (ii) providing outsourced, customized international healthcare services to the rapidly changing health care industry primarily focused in the People’s Republic of China; (iii) performing development services for hospitals and other customers and sales of developed products to hospitals and other customers. The Company is also pursuing the provision of healthcare services in the United States. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $11,291,776 at December 31, 2018, and has incurred recurring net loss and negative cash flow from operating activities of $8,052,296 and $4,396,024 for the year ended December 31, 2018, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical consulting services to its only four clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey and performing development services for hospitals and other customers and sales of developed products to hospitals and other customers; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended December 31, 2018 and 2017 include the allowance for doubtful accounts, reserve for obsolete inventory, the useful life of property and equipment and investment in real estate and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, tenants receivable, security deposit, inventory, prepaid expenses – related parties, prepaid expenses and other current assets, accounts payable, advance from customer – related party, accrued liabilities and other payables, accrued liabilities and other payables – related parties, deferred rental income, interest payable, Value Added Tax (“VAT”) and other taxes payable, tenants’ security deposit, and due to related party, approximate their fair market value based on the short-term maturity of these instruments.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements (continued)

At December 31, 2018 and 2017, intangible assets were measured at fair value on a nonrecurring basis as shown in the following tables.

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018	Impairment Loss
Patents and other technologies	$-	$-	$1,255,689	$1,255,689	$-

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017	Impairment Loss
Patents and other technologies	$-	$-	$1,583,260	$1,583,260	$923,769
Goodwill	-	-	-	-	397,569
Total	$-	$-	$1,583,260	$1,583,260	$1,321,338

In December 2017, the Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment as of December 31, 2017 and it calculated that the estimated undiscounted cash flows were less than the carrying amount of the intangible assets. Based on its analysis, the Company recognized an impairment loss of $1,321,338 for the year ended December 31, 2017, which reduced the value of intangible assets acquired to $1,583,260. The Company did not record any impairment charge for the year ended December 31, 2018 as there was no impairment indicator noted as of the filing date of this report.

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

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and United States. At December 31, 2018 and 2017, cash balances in PRC are $1,216,485 and $1,327,009, respectively, are uninsured. At December 31, 2018 and 2017, cash balances in United States are $1,035,802 and $1,700,024, respectively. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At December 31, 2018 and 2017, the Company’s cash balances by geographic area were as follows:

	December 31, 2018		December 31, 2017
Country:
United States	$1,035,802	46.0%	$1,700,024	56.2%
China	1,216,485	54.0%	1,327,009	43.8%
Total cash	$2,252,287	100.0%	$3,027,033	100.0%

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

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable at December 31, 2018 and 2017. The Company historically has not experienced uncollectible accounts from customers granted with credit sales.

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

Management believes that the tenants receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its tenants receivable at December 31, 2018 and 2017.

Inventory

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventory may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down in inventory for the difference between the cost and the lower of cost or estimated net realizable value. The reserve and write down are recorded based on estimates. The Company did not record any inventory reserve and or write down at December 31, 2018 and 2017.

Property and Equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the period of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Investment In Real Estate and Depreciation

Investment in real estate is carried at cost less accumulated depreciation and consists of building and improvement. The Company depreciates real estate building and improvement on a straight-line basis over estimated useful life. Expenditures for ordinary repair and maintenance costs are charged to expense as incurred. Expenditure for improvements, renovations, and replacements of real estate asset is capitalized and depreciated over its estimated useful life if the expenditure qualifies as betterment. Real estate depreciation expense was $135,378 and $84,814 for the years ended December 31, 2018 and 2017, respectively.

Intangible Assets

Intangible assets consist of patents and other technologies. Patents and other technologies are being amortized on a straight-line method over the estimated useful life of 5 years.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment in Unconsolidated Company – Epicon Biotech Co., Ltd.

The Company uses the equity method of accounting for its investment in, and earning or loss of, company that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See Note 10 for discussion of equity method investment.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the year ended December 31, 2018 as there was no impairment indicator noted as of the filing date of this report.

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

Deferred Rental Income

Deferred rental income represents rental income collected but not earned as of the reporting date. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of December 31, 2018 and 2017, deferred rental income totaled $14,136 and $12,769, respectively.

Value Added Tax

Avalon Shanghai and Beijing GenExosome are subject to a value added tax (“VAT”) for providing medical related consulting services and performing development services and sales of developed products. The amount of VAT liability is determined by applying the applicable tax rates to the invoiced amount of medical related consulting services provided and the invoiced amount of development services provided and sales of developed products (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). The Company reports revenue net of PRC’s value added tax for all the periods presented in the consolidated statements of operations.

Revenue Recognition

Effective January 1, 2018, the Company began recognizing revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. The impact of adopting the new revenue standard was not material to the Company’s consolidated financial statements and there was no adjustment to beginning accumulated deficit on January 1, 2018.   The core principle of this new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the company satisfies a performance obligation

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct).

●	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Types of revenue:

●	Rental revenue from leasing commercial property under operating leases with terms of generally three years or more.

●	Service fees under consulting agreements with related parties to provide medical related consulting services to its clients. The Company is paid for its services by its clients pursuant to the terms of the written consulting agreements. Each contract calls for a fixed payment.

●	Service fees under agreements to perform development services for hospitals and other customers. The Company does not perform contracts that are contingent upon successful results.

●	Sales of developed products to hospitals and other customers.

Revenue recognition criteria:

●	The Company recognizes rental revenue from its commercial leases on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenants receivable in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred.

●	The Company recognizes revenue by providing medical related consulting services under written service contracts with its customers. Revenue related to its service offerings is recognized as the services are performed.

●	Revenue from development services performed under written contracts is recognized as services are provided.

●	Revenue from sales of developed items to hospitals and other customers is recognized when items are shipped to customers and titles are transferred.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in cost of sales. For the years ended December 31, 2018 and 2017, shipping and handling costs amounted to $25 and $0, respectively.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company incurred research and development expense in the amount of $39,061 related to the development of proprietary diagnostic and therapeutic products leveraging exosome technology and optimization of Exosome Isolation Systems in the year ended December 31, 2018. The Company did not incur any research and development costs during the year ended December 31, 2017.

Advertising Costs

All costs related to advertising are expensed as incurred. For the year ended December 31, 2018, advertising costs amounted to $335,900. The Company did not incur any advertising expenses during the year ended December 31, 2017.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation (continued)

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2018 and 2017, the Company had no significant uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax year that remains subject to examination is the years ended December 31, 2018, 2017 and 2016. The Company recognizes interest and penalties related to significant uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2018 and 2017.

In December 2017, the United States Government passed new tax legislation that, among other provisions, lowered the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income the Company may have, the legislation affects the way the Company can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on the balance sheet. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the balance sheet. However, when the Company becomes profitable, the Company will receive a reduced benefit from such deferred tax assets.

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

Asset and liability accounts at December 31, 2018 and 2017 were translated at 6.8785 RMB to $1.00 and at 6.5067 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the years ended December 31, 2018 and 2017 were 6.6202 RMB and 6.7563 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2018 and 2017 consisted of net loss and unrealized (loss) gain from foreign currency translation adjustment.

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

	Year Ended December 31, 2018	Year Ended December 31, 2017
Net loss available to Avalon GloboCare Corp. common shareholders for basic and diluted net loss per share of common stock	$(7,774,122)	$(3,464,285)
Weighted average common stock outstanding - basic and diluted	72,004,081	65,033,472
Net loss per common share attributable to Avalon GloboCare Corp. common shareholders - basic and diluted	$(0.11)	$(0.05)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Stock options	2,840,000	2,290,000
Warrants	578,891	-
Potentially dilutive securities	3,418,891	2,290,000

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

Non-controlling Interest

As of December 31, 2018, Dr. Yu Zhou, director and Co-Chief Executive Officer of GenExosome, who owned 40% of the equity interests of GenExosome, which is not under the Company’s control.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, Leases, in February 2016. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance requires lessees to recognize the assets and liabilities on the balance sheet for the rights and obligations created by leases with lease terms of more than 12 months, amends various other aspects of accounting for leases by lessees and lessors, and requires enhanced disclosures. Leases will be classified as finance or operating, with the classification affecting the pattern and classification of expense recognition within the income statement.

The new guidance is effective for fiscal years beginning after December 15, 2018 and requires a modified retrospective transition approach with application in all comparative periods presented (the “comparative method”), or alternatively, as of the effective date as the date of initial application without restating comparative period financial statements (the “effective date method”). The Company adopts the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new guidance also provides several practical expedients and policies that companies may elect upon transition. The Company has elected the package of practical expedients under which we will not reassess the classification of our existing leases, reevaluate whether any expired or existing contracts are or contain leases or reassess initial direct costs under the new guidance. The

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

Company does not expect to elect the practical expedient pertaining to land easements, as it is not applicable to its leases. Additionally, the Company elected to use the practical expedient that permits a reassessment of lease terms for existing leases using hindsight.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption. This means, for those leases that qualify, we will not recognize right-of-use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components.

The Company performed an analysis of the impact of the new lease guidance and are in the process of completing the final phase of a comprehensive plan for our implementation of the new guidance. The project plan includes analyzing the impact of the new guidance on our current lease contracts, reviewing the completeness of our existing lease portfolio, comparing our accounting policies under current accounting guidance to the new accounting guidance and identifying potential differences from applying the requirements of the new guidance to our lease contracts. Upon transition to the new guidance on January 1, 2019, the Company currently expects the new standard will not have a material effect on its consolidated financial statements but will impact certain disclosures about the Company’s leasing activities.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to the financial statements by removing, modifying, and adding certain fair value disclosure requirements to facilitate clear communication of the information required by generally accepted accounting principles. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted upon issuance of this ASU. The Company is currently evaluating the potential impact of this new guidance.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 4 – ACQUISITION (continued)

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

In December 2017, the Company assessed goodwill for any impairment and concluded that there were indicators of impairment as of December 31, 2017 and the Company calculated that the estimated undiscounted cash flows were less than the carrying amount of goodwill. Based on the Company’s analysis, the Company recognized an impairment loss of $397,569 for the year ended December 31, 2017, which reduced the value of goodwill resulted from the acquisition to zero.

The following unaudited pro forma consolidated result of operations have been prepared as if the acquisition of Beijing GenExosome had occurred as of the beginning of the following period:

Year Ended December 31, 2017
Net revenues	$1,077,550
Net loss	$(4,171,807)
Net loss attributable to Avalon GloboCare Corp. common shareholders	$(3,561,650)
Net loss per share	$(0.05)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

NOTE 5 – INVENTORY

At December 31, 2018 and 2017, inventory consisted of the following:

	December 31, 2018	December 31, 2017
Raw material	$12,953	$2,667
Finished goods	41	-
	12,994	2,667
Less: reserve for obsolete inventory	-	-
	$12,994	$2,667

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2018 and 2017, prepaid expenses and other current assets consisted of the following:

	December 31, 2018	December 31, 2017
Prepaid professional fees	$607,833	$65,000
Prepaid research and development service fees	300,000	-
Prepaid insurance expense	72,352	-
Prepaid dues and subscriptions	70,000	49,167
Other	96,290	35,546
	$1,146,475	$149,713

NOTE 7 – PROPERTY AND EQUIPMENT

At December 31, 2018 and 2017, property and equipment consisted of the following:

	Useful life	December 31, 2018	December 31, 2017
Laboratory equipment	5 Years	$258,345	$3,685
Office equipment and furniture	3 – 10 Years	35,627	31,440
Leasehold improvement	Shorter of useful life or lease term	24,446	24,551
		318,418	59,676
Less: accumulated depreciation		(68,863)	(11,647)
		$249,555	$48,029

For the years ended December 31, 2018 and 2017, depreciation expense of property and equipment amounted to $59,886 and $10,374, respectively, of which, $3,275 and $1,321 was included in real property operating expenses, $38,229 and $112 was included in costs of development services and sales of developed products, and $18,382 and $8,941 was included in other operating expenses, respectively.

NOTE 8 – INVESTMENT IN REAL ESTATE

At December 31, 2018 and 2017, investment in real estate consisted of the following:

	Useful life	December 31, 2018	December 31, 2017
Commercial real property building	39 Years	$7,708,571	$7,708,571
Improvement	12 Years	391,506	-
		8,100,077	7,708,571
Less: accumulated depreciation		(220,192)	(84,814)
		$7,879,885	$7,623,757

For the years ended December 31, 2018 and 2017, depreciation expense of this commercial real property amounted to $135,378 and $84,814, which was included in real property operating expenses.

NOTE 9 – INTANGIBLE ASSETS

In connection with the acquisition (See Note 4) the valuation of identifiable intangible assets acquired, representing developed technologies, and is amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of five years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 9 – INTANGIBLE ASSETS (continued)

In December 2017, the Company assessed its four patents and other technologies for any impairment and concluded that there were indicators of impairment as of December 31, 2017 and the Company calculated that the estimated undiscounted cash flows were less than the carrying amount of those patents and other technologies. Based on the Company’s analysis, the Company recognized an impairment loss of $923,769 for the year ended December 31, 2017, which reduced the value of four patents and other technologies purchased to $1,583,260. The Company did not record any impairment charge for the year ended December 31, 2018 as there was no impairment indicator noted as of the filing date of this report.

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

At December 31, 2018 and 2017, intangible assets consisted of the following:

	Useful Life	December 31, 2018	December 31, 2017
Patents and other technologies	5 Years	$1,583,260	$2,593,478
Goodwill		-	397,569
Less: accumulated amortization		(327,571)	(86,449)
Less: impairment loss		-	(1,321,338)
		$1,255,689	$1,583,260

For the years ended December 31, 2018 and 2017, amortization expense amounted to $327,571 and $86,449, respectively.

Amortization of intangible assets attributable to future periods is as follows:

Amortization Amount
Year ending December 31:
2019	$327,571
2020	327,571
2021	327,571
2022	272,976
$1,255,689

NOTE 10 – EQUITY METHOD INVESTMENT

As of December 31, 2018, equity method investment amounted to $385,162. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon Biotech Co., Ltd. (“Epicon”). Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and the other unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), accounted for 40% and 60% of the total ownership, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the period from August 14, 2018 (inception) through December 31, 2018, the Company’s share of Epicon’s net loss was $52,969, which was included in loss from equity-method investment in the accompanying consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 10 – EQUITY METHOD INVESTMENT (continued)

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

December 31, 2018
Current assets	$301,714
Noncurrent assets	7,015
Current liabilities	38
Noncurrent liabilities	-
Equity	308,691

For the Period from August 14, 2018 (Inception) through December 31, 2018
Net revenue	$-
Gross profit	-
Loss from operation	132,423
Net loss	132,423

NOTE 11 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2018 and 2017, accrued liabilities and other payables consisted of the following:

	December 31, 2018	December 31, 2017
Accrued payroll liability	$529,472	$6,767
Accrued professional fees	166,077	82,913
Insurance payable	45,088	-
Accrued dues and subscriptions	42,500	-
Other	76,213	34,384
	$859,350	$124,064

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

As of December 31, 2018, the outstanding principal balance of the loan and related accrued and unpaid interest for the loan was $1,000,000 and $75,342, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 13 – VAT AND OTHER TAXES PAYABLE

At December 31, 2018 and 2017, VAT and other taxes payable consisted of the following:

	December 31, 2018	December 31, 2017
VAT payable	$1,108	$819
Other taxes payable	3,560	2,178
	$4,668	$2,997

NOTE 14 – RELATED PARTY TRANSACTIONS

Medical Related Consulting Services Revenue from Related Parties

During the years ended December 31, 2018 and 2017, medical related consulting services revenue from related parties was as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Medical related consulting services provided to:
Beijing Daopei (1)	$269,287	$-
Shanghai Daopei (2)	-	67,576
Beijing Nanshan (3)	-	155,035
	$269,287	$222,611

(1)	Beijing Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.
(2)	Shanghai Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.
(3)	Beijing Nanshan is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

Prepaid Expenses – Related Parties

As of December 31, 2018 and 2017, the Company made prepayment of $1,897 and $0, respectively, to David Jin, its shareholder, chief executive officer, president and board member, for business travel reimbursement, which have been included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

As of December 31, 2018 and 2017, the Company made prepayment of $32,293 and $0, respectively, to Meng Li, its shareholder and chief operating officer, for business travel reimbursement, which have been included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

Advance from Customer – Related Party

At December 31, 2018 and 2017, advance from customer – related party amounted to $14,829 and $0, respectively, which represents prepayment received from our related party, Beijing Daopei, for medical related consulting services. When the services are performed, the amount recorded as advance from customer – related party is recognized as revenue.

Accrued Liabilities and Other Payables – Related Parties

At December 31, 2018 and 2017, the Company owed David Jin, its shareholder, chief executive officer, president and board member, of $0 and $15,387, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

At December 31, 2018 and 2017, the Company owed Yu Zhou, co-chief executive officer of GenExosome, of $0 and $24,540, respectively, for accrued payroll, travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Due to Related Party

In connection with the acquisition discussed elsewhere in this report, the Company acquired Beijing GenExosome in cash payment of $450,000. On October 25, 2017, Dr. Yu Zhou, the former sole shareholder of Beijing GenExosome, was appointed to the board of directors of GenExosome and served as co-chief executive officer of GenExosome. As of December 31, 2018 and 2017, the unpaid acquisition consideration of $100,000 and $450,000, respectively, was payable to Dr. Yu Zhou, co-chief executive officer and board member of GenExosome, and reflected as due to related party on the accompanying consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 14 – RELATED PARTY TRANSACTIONS (continued)

Operating Lease

On October 17, 2016, AHS entered into a lease for office space in New Jersey with a related party (the “AHS Office Lease”). Pursuant to the AHS Office Lease, the monthly rent is $1,000. The AHS Office Lease was terminated in August 2017. For the year ended December 31, 2017, rent expense related to the AHS Office Lease amounted to $8,000.

Real Property Management Agreement

The Company pays a company, which is controlled by Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, for the management of its commercial real property located in New Jersey. The monthly property management fee is $5,417. The property management agreement commenced on May 5, 2017 and expired in March 2019. For the years ended December 31, 2018 and 2017, the management fee related to the property management agreement amounted to $65,004 and $43,336, respectively.

NOTE 15 – INCOME TAXES

The Company is governed by the Income Tax Law of the PRC and the U.S. Internal Revenue Code of 1986, as amended. Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company has a cumulative deficit from its foreign subsidiaries of approximately $608,000 as of December 31, 2018, which is included in the consolidated accumulated deficit.

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

As of December 31, 2018, the Company has incurred an aggregate net operating loss of approximately $7,390,000 for income taxes purposes. The net operating loss carries forward for United States income taxes and may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2038. Management believes that it appears more likely than not that the Company will not realize these tax benefits due to the Company’s limited operating history and continuing losses for United States income taxes purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit related to the U.S. net operating loss carry forward to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The Company’s loss before income taxes includes the following components:

	Year Ended December 31, 2018	Year Ended December 31, 2017
United States loss before income taxes (1)	$(7,665,284)	$(3,794,872)
China loss before income taxes	(387,012)	(254,773)
Total loss before income taxes	$(8,052,296)	$(4,049,645)

(1)	For the years ended December 31, 2018 and 2017, amount of $572,613 and $1,433,074, respectively, is included in the United States loss before income taxes, which is not included in the Company’s consolidated income tax return, because the Company owns only 60% of GenExosome. The U.S. tax law requires 80% ownership to consolidate.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 15 – INCOME TAXES (continued)

Components of income taxes expense consisted of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Current:
U.S. federal	$-	$-
U.S. state and local	-	-
China	-	-
Total current income taxes expense	$-	$-
Deferred:
U.S. federal	$-	$-
U.S. state and local	-	-
China	-	-
Total deferred income taxes expense	$-	$-
Total income taxes expense	$-	$-

The table below summarizes the differences between the U.S. statutory rate and the Company’s effective tax rate for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018	Year Ended December 31, 2017
U.S. federal rate	21.0%	34.0%
U.S. state rate	7.0%	5.0%
Non-deductible expenses	(10.8)%	(22.3)%
U.S. effective rate in excess of China tax rate	2.2%	(1.0)%
U.S. valuation allowance	(19.4)%	(15.7)%
Total provision for income taxes	0.0%	0.0%

For the years ended December 31, 2018 and 2017, the Company did not incur any income taxes expense since it did not generate any taxable income in those periods.

The Company’s approximate net deferred tax assets as of December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net U.S. operating loss carryforward	$2,077,091	$420,695
Valuation allowance	(2,077,091)	(420,695)
Net deferred tax assets	$-	$-

At December 31, 2018 and 2017, the valuation allowance was $2,077,091 and $420,695 related to the U.S. net operating loss carryforward, respectively. During the year ended December 31, 2018, the valuation allowance increased by approximately $1,656,396.  The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2018 and 2017 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The potential tax benefit arising from the loss carryforward will expire in 2038. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to special tax rules which may limit their usage under IRS Section 382 (Change of Ownership) and possibly the Separate Return Limitation Year (“SRLY”) rules. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 15 – INCOME TAXES (continued)

The Company has been notified and assessed an IRS Section 6038 penalty of $10,000 for failure to file a foreign entity tax disclosure. The Company has appealed the penalty and awaits the Internal Revenue Service’s review of the appeal. There is no assurance such appeal will be successful.

The Company does not have any significant uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2018, 2017 and 2016 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 16 – EQUITY

Shares Authorized

The Company is authorized to issue 10,000,000 shares of preferred stock and 490,000,000 shares of common shares with a par value of $0.0001 per share.

There are no shares of its preferred stock issued and outstanding as of December 31, 2018 and 2017.

There are 73,830,751 and 70,278,622 shares of its common stock issued as of December 31, 2018 and 2017, respectively

There are 73,310,751 and 70,278,622 shares of its common stock outstanding as of December 31, 2018 and 2017, respectively.

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

During the year ended December 31, 2018, the Company sold 3,107,000 and 939,450 shares of common stock at $1.75 and $2.25 per share, respectively, to investors pursuant to subscription agreements. The Company received net cash proceeds of $7,064,717, net of cash fee paid to an investment banking firm of $486,296. In connection with this private offering, the Company issued a total of 218,391 stock warrants to the placement agent for the transaction. Among these warrants, 151,235 warrants with a fixed exercise price of $1.62 per share, 5,960 warrants with a fixed exercise price of $1.85 per share, 36,750 warrants with a fixed exercise price of $1.90 per share, 24,446 warrants with a fixed exercise price of $2.24 per share. These warrants are exercisable at any time for a five-year period.

Common Shares Issued for Services

During the year ended December 31, 2018, pursuant to consulting agreements, the Company issued an aggregate of 505,679 shares of common stock for consulting services rendered and to be rendered. These shares were valued at $1,371,450, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $865,700 for the year ended December 31, 2018 and reduced accrued liabilities of $10,000 and recorded prepaid expense of $495,750 as of December 31, 2018 which will be amortized over the rest of corresponding service periods.

Common Shares Issued for Share Subscription Agreement

On March 3, 2017, the Company entered into and closed a Subscription Agreement with an accredited investor (the “March 2017 Accredited Investor”) pursuant to which the March 2017 Accredited Investor purchased 3,000,000 shares of the Company’s common stock (“March 2017 Shares”) for a purchase price of $3,000,000 (the “Purchase Price”).

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 16 – EQUITY (continued)

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at December 31, 2018:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2018	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2018	Weighted Average Exercise Price
$0.50	2,000,000	8.11	$0.50	1,277,778	$0.50
1.49	60,000	3.32	1.49	60,000	1.49
1.00	50,000	3.84	1.00	50,000	1.00
1.00	180,000	1.84	1.00	180,000	1.00
2.50	110,000	4.00	2.50	110,000	2.50
1.00	180,000	2.33	1.00	180,000	1.00
2.30	20,000	4.42	2.30	20,000	2.30
2.30	20,000	4.51	2.30	20,000	2.30
2.80	20,000	4.58	2.80	20,000	2.80
2.80	20,000	4.62	2.80	6,667	2.80
1.00	180,000	2.84	1.00	-	-
$0.50–2.80	2,840,000	6.58	$0.76	1,924,445	$0.82

Stock Options Granted to Employee and Director

Employee and director stock option activities for the years ended December 31, 2018 and 2017 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	-	$-
Granted	2,110,000	0.54
Exercised	-	-
Outstanding at December 31, 2017	2,110,000	0.54
Granted	180,000	2.49
Terminated	(10,000)	2.50
Exercised	-	-
Outstanding at December 31, 2018	2,280,000	$0.69
Options exercisable at December 31, 2018	1,557,778	$0.77
Options expected to vest	722,222	$0.50

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 16 – EQUITY (continued)

Options (continued)

Stock Options Granted to Employee and Director (continued)

The fair values of options granted to employee and director during the years ended December 31, 2018 and 2017 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Dividend rate	0	0
Terms (in years)	5.0	5.0 – 10.0
Volatility	167.86% – 185.28%	313.18% - 597.16%
Risk-free interest rate	2.25% - 2.85%	1.81% - 2.40%

The aggregate fair value of the options granted to employee and director during the years ended December 31, 2018 and 2017 was $446,911 and $2,719,960, of which, $422,816 and $843,881 for the years ended December 31, 2018 and 2017, respectively, has been reflected as compensation and related benefits on the accompanying consolidated statements of operations because the options were fully earned and non-cancellable.

As of December 31, 2018, the aggregate value of nonvested employee and director options was $902,778, which will be amortized as stock-based compensation expense as the options are vesting, over the remaining 1.08 years.

The aggregate intrinsic values of the employee and director stock options outstanding and the employee and director stock options exercisable at December 31, 2018 was $4,708,600 and $3,083,601, respectively.

A summary of the status of the Company’s nonvested employee and director stock options granted as of December 31, 2018 and changes during the years ended December 31, 2018 and 2017 is presented below:

	Number of Options	Weighted Average Exercise Price	Grant Date Fair Value
Nonvested at December 31, 2016	-	$-	$-
Granted	2,110,000	0.54	2,719,960
Vested	(681,111)	(0.59)	(843,881)
Forfeited	-	-	-
Nonvested at December 31, 2017	1,428,889	0.51	1,876,079
Granted	180,000	2.49	446,911
Vested	(876,667)	(0.91)	(1,396,116)
Terminated	(10,000)	(2.50)	(24,095)
Nonvested at December 31, 2018	722,222	$0.50	$902,779

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 16 – EQUITY (continued)

Options (continued)

Stock Options Granted to Non-employee

Non-employee stock option activities for the years ended December 31, 2018 and 2017 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	-	$-
Granted	180,000	1.00
Exercised	-	-
Outstanding at December 31, 2017	180,000	1.00
Granted	380,000	1.09
Exercised	-	-
Outstanding at December 31, 2018	560,000	1.06
Options exercisable at December 31, 2018	366,667	$1.03
Options expected to vest	193,333	$1.12

Stock-based compensation expense associated with stock options granted to non-employee is recognized as the stock options vest. The stock-based compensation expense related to non-employee will fluctuate as the fair value of the Company’s common stock fluctuates. Stock-based compensation expense associated with stock options granted to non-employee amounted to $831,165 and $149,116 for the years ended December 31, 2018 and 2017, respectively.

The fair values of these non-employee options vested in the years ended December 31, 2018 and 2017, and nonvested non-employee options as of December 31, 2018 and 2017 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Dividend rate	0	0
Terms (in years)	2.50 – 5.00	3.0
Volatility	150.35% – 188.29%	298.49% - 313.18%
Risk-free interest rate	2.29% - 2.94%	1.74% - 1.98%

As of December 31, 2018, the aggregate value of vested and nonvested non-employee options was $323,490, which will be amortized as stock-based compensation expense over the remaining 0.63 years. The aggregate intrinsic values of the non-employee stock options outstanding and the non-employee stock options exercisable at December 31, 2018 was $945,000 and $630,000, respectively.

A summary of the status of the Company’s nonvested non-employee stock options granted as of December 31, 2018 and changes during the years ended December 31, 2018 and 2017 is presented below:

	Number of Options	Weighted Average Exercise Price	Fair Value at December 31, 2018
Nonvested at December 31, 2016	-	$-
Granted	180,000	1.00
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2017	180,000	1.00
Granted	380,000	1.09
Vested	(366,667)	(1.03)
Forfeited	-	-
Nonvested at December 31, 2018	193,333	$1.12	$323,490

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 16 – EQUITY (continued)

Warrants

The Company did not have any warrants activity during the year ended December 31, 2017.

During the year ended December 31, 2018, in connection with equity raise, the Company issued a total of 578,891 stock warrants at various fixed exercise price to an investment banking firm. These warrants are exercisable at any time for a five-year period. The fair values of warrants granted to the investment banking firm during the year ended December 31, 2018 were estimated at the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31, 2018
Dividend rate	0
Terms (in years)	5.0
Volatility	177.12% – 183.23%
Risk-free interest rate	2.56% - 2.82%

The aggregate fair value of these warrants was $1,213,605, which was debited to the account of additional paid-in capital and was fully offset by the corresponding credit to the additional paid-in capital, resulting in no change in net equity of the balance sheet.

Stock warrants activities during the year ended December 31, 2018 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2017	-	$-
Issued	578,891	1.28
Exercised	-	-
Outstanding and exercisable at December 31, 2018	578,891	$1.28

The aggregate intrinsic value of the warrants outstanding and exercisable at December 31, 2018 was $850,840.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding and exercisable at December 31, 2018:

Warrants Outstanding and Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2018	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.00	360,500	4.25	$1.00
1.62	151,235	4.30	1.62
1.85	5,960	4.32	1.85
1.90	36,750	4.34	1.90
2.24	24,446	4.39	2.24
$1.00 – 2.24	578,891	4.28	$1.28

NOTE 17 – STATUTORY RESERVE

Avalon Shanghai and Beijing GenExosome operate in the PRC, are required to reserve 10% of their net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 17 – STATUTORY RESERVE (continued)

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai and Beijing GenExosome during the years ended December 31, 2018 and 2017 as they incurred net losses in the periods.

NOTE 18 – NONCONTROLLING INTEREST

As of December 31, 2018, Dr. Yu Zhou, director and Co-Chief Executive Officer of GenExsome, who owned 40% of the equity interests of GenExosome, which is not under the Company’s control. The following is a summary of noncontrolling interest activities in the years ended December 31, 2018 and 2017.

Amount
Noncontrolling interest at December 31, 2016	$-
Net loss attributable to noncontrolling interest	(585,360)
Foreign currency translation adjustment attributable to noncontrolling interest	(34)
Noncontrolling interest at December 31, 2017	(585,394)
Net loss attributable to noncontrolling interest	(278,174)
Foreign currency translation adjustment attributable to noncontrolling interest	1,368
Noncontrolling interest at December 31, 2018	$(862,200)

NOTE 19 – RESTRICTED NET ASSETS

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

The Company’s PRC subsidiaries’ net assets as of December 31, 2018 and 2017 did not exceed 25% of the Company’s consolidated net assets. Accordingly, Parent Company’s condensed financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 20 – SEGMENT INFORMATION

For the years ended December 31, 2018 and 2017, the Company operated in three reportable business segments - (1) the real property operating segment, (2) the medical related consulting services segment, and (3) the performing development services for hospitals and other customers and sales of developed products to hospitals and other customers segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Revenues
Real property operating	$1,121,483	$828,663
Medical related consulting services – related parties	269,287	222,611
Development services and sales of developed products	171,516	26,276
	1,562,286	1,077,550
Depreciation and amortization
Real property operating	138,653	86,135
Medical related consulting services	16,598	8,774
Development services and sales of developed products	367,584	86,728
	522,835	181,637
Interest expense
Real property operating	312,329	138,110
Medical related consulting services	-	-
Development services and sales of developed products	-	-
Other (a)	2,324	-
	314,653	138,110
Net loss
Real property operating	230,022	309,415
Medical related consulting services	386,481	385,515
Development services and sales of developed products	695,435	1,463,401
Other (a)	6,740,358	1,891,314
	$8,052,296	$4,049,645

	December 31, 2018	December 31, 2017
Identifiable long-lived tangible assets at December 31, 2018 and 2017
Real property operating	$7,898,224	$7,645,371
Medical related consulting services	6,852	20,558
Development services and sales of developed products	224,364	5,857
	$8,129,440	$7,671,786

	December 31, 2018	December 31, 2017
Identifiable long-lived tangible assets at December 31, 2018 and 2017
United States	$7,898,806	$7,646,270
China	230,634	25,516
	$8,129,440	$7,671,786

(a)	The Company does not allocate any interest expense and general and administrative expense of its being a public company activities to its reportable segments as these activities are managed at a corporate level.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 21 – COMMITMENTS AND CONTINCENGIES

Operating Leases

Beijing GenExosome Office Lease

In March 2017, Beijing GenExosome signed an agreement to lease its facilities and equipment under operating lease. Pursuant to the signed lease, the annual rent is RMB 41,000 (approximately $6,000). The term of the lease is one year commencing on March 15, 2017 and expired on March 14, 2018. Beijing GenExosome renewed the lease. Pursuant to the renewed lease, the annual rent is RMB 41,000 (approximately $6,000) and the renewed lease expires on March 14, 2020. During the year ended December 31, 2018, rent expense related to the operating lease amounted to approximately $6,000. During the period from Beijing GenExosome’s acquisition date, October 25, 2017, through December 31, 2017, rent expense related to the operating lease amounted to approximately $1,000. Future minimum rental payment required under this operating lease is as follows:

Year Ending December 31:	Amount
2019	$1,242
Total	$1,242

Avalon Shanghai Office Lease

On January 19, 2017, Avalon Shanghai entered into a lease for office space in Beijing, China with a third party (the “Beijing Office Lease”). Pursuant to the Beijing Office Lease, the monthly rent is RMB 50,586 (approximately $7,000) with a required security deposit of RMB 164,764 (approximately $24,000). In addition, Avalon Shanghai needs to pay monthly maintenance fees of RMB 4,336 (approximately $600). The term of the Beijing Office Lease is 26 months commencing on January 1, 2017 and expired on February 28, 2019 with two months of free rent in the months of December 2017 and February 2019. Avalon Shanghai renewed the lease with expiration date of February 29, 2020. For the years ended December 31, 2018 and 2017, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $91,000 and $87,000, respectively. Future minimum rental payment required under the Beijing Office Lease is as follows:

Year Ending December 31:	Amount
2019	$8,615
Total	$8,615

Insurance Premium Financing Agreement

On July 18, 2018, the Company entered into a financing agreement, providing for the issuance of a loan in the principal amount of $108,528. The term of the loan is for a period of 10 months from the execution of the agreement. The annual interest rate for the loan is 6.9%. All of financed amount is used to pay for Directors & Officers Insurance premium. At December 31, 2018, the outstanding principal balance of the loan and related unpaid interest was $45,088 which was included in the accrued liabilities and other payables on the accompanying consolidated balance sheets.

Technology Service Contract

In fiscal 2018, the Company has entered into a contract to receive technology service from a third party amounting to approximately $17,000. As of December 31, 2018, the related service has not been provided yet.

Equity Investment Commitment

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within two years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.2 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.5 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of December 31, 2018, Avalon Shanghai has contributed RMB 3,000,000 (approximately $0.4 million) that was included in equity method investment on the accompanying consolidated balance sheets. Avalon Shanghai intends to use its present working capital together with loans/borrowings/equity raise to fund the project cost.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 22 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2018 and 2017.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Customer
A (Beijing Daopei, a related party)	17%	0%
B (Beijing Nanshan, a related party)	0%	14%
C	21%	20%
D	14%	13%
E	11%	11%

*	Less than 10%

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and accounts receivable – related party and tenants receivable at December 31, 2018, accounted for 56.0% of the Company’s total outstanding accounts receivable and accounts receivable – related party and tenants receivable at December 31, 2018.

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and tenants receivable at December 31, 2017, accounted for 48.9% of the Company’s total outstanding accounts receivable and tenants receivable at December 31, 2017.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the years ended December 31, 2018 and 2017.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2018, accounted for 95.5% of the Company’s total outstanding accounts payable at December 31, 2018.

One supplier accounted for 100% of the Company’s total outstanding accounts payable at December 31, 2017.

Concentrations of Credit Risk

At December 31, 2018 and 2017, cash balances in the PRC are $1,216,485 and $1,327,009, respectively, are uninsured. The Company has not experienced any losses in PRC bank accounts and believes it is not exposed to any risks on its cash in PRC bank accounts.

The Company maintains its cash in United States bank and financial institution deposits that at times may exceed federally insured limits. At December 31, 2018 and 2017, the Company’s cash balances in United States bank accounts had approximately $239,000 and $1,162,000 in excess of the federally-insured limits, respectively. The Company has not experienced any losses in its United States bank accounts through and as of the date of this report.

NOTE 23 – SUBSEQUENT EVENTS

On January 9, 2019, the Company issued 350,856 shares of its common stock upon cashless exercise of warrants to purchase 578,891 shares of common stock.

On February 27, 2019, the Company issued 158,932 shares of its common stock upon cashless exercise of options to purchase 200,000 shares of common stock.

On March 18, 2019, the Company issued Daniel Lu, Chairman of the Board of Directors of the Company, a Promissory Note in the principal amount of $1,000,000 (the “Lu Note”) in consideration of cash in the amount of $1,000,000. The Lu Note accrues interest at the rate of 5% per annum and matures March 19, 2022.