Form 10-Q
period 2019-03-31
Avalon GloboCare Corp.
filed 2019-05-14
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(732) 780-4400

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AVCO	The NASDAQ Capital Market

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 14, 2019
Common Stock, $0.0001 par value per share	75,655,639 shares

AVALON GLOBOCARE CORP.

FORM 10-Q

March 31, 2019

i

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,769,291	$2,252,287
Accounts receivable, net of allowance for doubtful accounts	11,292	9,739
Tenants receivable, net of allowance for doubtful accounts	48,057	42,484
Security deposit	127,968	127,263
Inventory	17,121	12,994
Prepaid expenses - related parties	-	34,190
Prepaid expenses and other current assets	949,673	1,146,475

Total Current Assets	2,923,402	3,625,432

NON-CURRENT ASSETS:
Property and equipment, net	398,697	249,555
Investment in real estate, net	7,851,262	7,879,885
Intangible assets, net	1,173,796	1,255,689
Equity method investment	381,899	385,162

Total Non-current Assets	9,805,654	9,770,291

Total Assets	$12,729,056	$13,395,723

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$41,123	$6,695
Advance from customer - related party	-	14,829
Accrued liabilities and other payables	1,291,078	859,350
Accrued liabilities and other payables - related parties	34,378	-
Deferred rental income	3,012	14,136
Loan payable	1,000,000	-
Interest payable	100,000	75,342
Interest payable - related party	1,944	-
VAT and other taxes payable	25,638	4,668
Tenants’ security deposit	66,580	66,700
Due to related party	100,000	100,000

Total Current Liabilities	2,663,753	1,141,720

NON-CURRENT LIABILITIES:
Loan payable - noncurrent portion	-	1,000,000
Note payable - related party	1,000,000	-

Total Non-current Liabilities	1,000,000	1,000,000

Total Liabilities	3,663,753	2,141,720

Commitments and Contingencies - (Note 18)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 74,340,539 shares issued and 73,820,539 shares outstanding at March 31, 2019; 73,830,751 shares issued and 73,310,751 shares outstanding at December 31, 2018	7,434	7,383
Additional paid-in capital	26,426,074	24,153,378
Less: common stock held in treasury, at cost; 520,000 shares at March 31, 2019 and December 31, 2018	(522,500)	(522,500)
Accumulated deficit	(15,697,592)	(11,291,776)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(192,180)	(236,860)
Total Avalon GloboCare Corp. stockholders’ equity	10,027,814	12,116,203
Non-controlling interest	(962,511)	(862,200)

Total Equity	9,065,303	11,254,003

Total Liabilities and Equity	$12,729,056	$13,395,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2019	March 31, 2018

REVENUES
Real property rental	$266,626	$296,623
Medical related consulting services - related party	14,260	-
Development services and sales of developed products	3,278	11,290
Total Revenues	284,164	307,913

COSTS AND EXPENSES
Real property operating expenses	230,759	210,274
Medical related consulting services - related party	13,091	-
Development services and sales of developed products	30,307	16,520
Total Costs and Expenses	274,157	226,794

REAL PROPERTY OPERATING INCOME	35,867	86,349
GROSS PROFIT FROM MEDICAL RELATED CONSULTING SERVICES	1,169	-
GROSS LOSS FROM DEVELOPMENT SERVICES AND SALES OF DEVELOPED PRODUCTS	(27,029)	(5,230)

OTHER OPERATING EXPENSES:
Advertising expenses	244,600	-
Compensation and related benefits	2,100,155	538,814
Professional fees	1,468,226	571,772
Research and development expenses	152,460	-
Other general and administrative	509,879	285,252

Total Other Operating Expenses	4,475,320	1,395,838

LOSS FROM OPERATIONS	(4,465,313)	(1,314,719)

OTHER INCOME (EXPENSE)
Interest income	768	408
Interest expense	(25,697)	(236,986)
Interest expense - related party	(1,944)	-
Loss from equity-method investment	(12,743)	-
Other income	-	328

Total Other Expense, net	(39,616)	(236,250)

LOSS BEFORE INCOME TAXES	(4,504,929)	(1,550,969)

INCOME TAXES	-	-

NET LOSS	$(4,504,929)	$(1,550,969)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(99,113)	(69,390)

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(4,405,816)	$(1,481,579)

COMPREHENSIVE LOSS:
NET LOSS	(4,504,929)	(1,550,969)
OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	43,482	52,838
COMPREHENSIVE LOSS	$(4,461,447)	$(1,498,131)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(100,311)	(69,230)
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(4,361,136)	$(1,428,901)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.06)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	73,690,461	69,781,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2018 and 2019

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock		Additional	Treasury Stock				Accumulated Other	Non-
	Number of		Number of		Paid-in	Number of		Accumulated	Statutory	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, December 31, 2017	-	$-	70,278,622	$7,028	$11,490,285	-	$-	$(3,517,654)	$6,578	$(91,994)	$(585,394)	$7,308,849

Treasury stock purchase	-	-	-	-	-	(520,000)	(522,500)	-	-	-	-	(522,500)

Stock-based compensation and service fees	-	-	-	-	526,348	-	-	-	-	-	-	526,348

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	52,678	160	52,838

Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	-	(1,481,579)	-	-	(69,390)	(1,550,969)

Balance, March 31, 2018	-	$-	70,278,622	$7,028	$12,016,633	(520,000)	$(522,500)	$(4,999,233)	$6,578	$(39,316)	$(654,624)	$5,814,566

Balance, December 31, 2018	-	$-	73,830,751	$7,383	$24,153,378	(520,000)	$(522,500)	$(11,291,776)	$6,578	$(236,860)	$(862,200)	$11,254,003

Issuance of common stock upon cashless exercise of stock options	-	-	350,856	35	(35)	-	-	-	-	-	-	-

Issuance of common stock upon exercise of warrants	-	-	158,932	16	(16)	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	2,272,747	-	-	-	-	-	-	2,272,747

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	44,680	(1,198)	43,482

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	(4,405,816)	-	-	(99,113)	(4,504,929)

Balance, March 31, 2019	-	$-	74,340,539	$7,434	$26,426,074	(520,000)	$(522,500)	$(15,697,592)	$6,578	$(192,180)	$(962,511)	$9,065,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,504,929)	$(1,550,969)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	139,131	123,379
Stock-based compensation expense	2,272,747	526,348
Loss on equity method investment	12,743	-
Changes in operating assets and liabilities,
Accounts receivable	(1,305)	3,469
Tenants receivable	(5,573)	479
Inventory	(3,947)	(7,372)
Prepaid expenses - related parties	34,814	-
Prepaid expenses and other current assets	197,829	75,693
Security deposit	(37)	5,284
Accounts payable	34,080	(30)
Advance from customer - related party	(15,115)	-
Accrued liabilities and other payables	346,694	178,136
Accrued liabilities and other payables - related parties	34,326	(14,498)
Deferred rental income	(11,124)	(5,515)
Interest payable	24,658	236,986
Interest payable - related party	1,944	-
VAT and other taxes payable	20,873	31,264
Tenants’ security deposit	(120)	(18,888)

NET CASH USED IN OPERATING ACTIVITIES	(1,422,311)	(416,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(76,033)	(7,852)
Improvement of commercial real estate	(11,338)	-

NET CASH USED IN INVESTING ACTIVITIES	(87,371)	(7,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from note payable - related party	1,000,000	-
Repurchase of common stock	-	(522,500)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,000,000	(522,500)

EFFECT OF EXCHANGE RATE ON CASH	26,686	45,209

NET DECREASE IN CASH	(482,996)	(901,377)

CASH - beginning of period	2,252,287	3,027,033

CASH - end of period	$1,769,291	$2,125,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,039	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$84,348	$-
Acquisition of equipment by decreasing prepayment for long-term assets	$-	$110,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd., a British Virgin Island company. There was no activity for the subsidiary since its incorporation through March 31, 2019. Avalon (BVI) Ltd. is dormant and is in process of being dissolved.

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

MARCH 31, 2019

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

On July 18, 2018, the Company formed a wholly owned subsidiary, Avactis Biosciences Inc., a Nevada corporation, which will be focused on accelerating commercial activities related to cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others. The subsidiary is designed to integrate and optimize our global scientific and clinical resources to further advance the use of cellular therapies to treat certain cancers. There was no activity for the subsidiary since its incorporation through March 31, 2019.

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of March 31, 2019 are as follows:

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

MARCH 31, 2019

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 26, 2019.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended March 31, 2019 and 2018 include the allowance for doubtful accounts, reserve for obsolete inventory, the useful life of property and equipment and investment in real estate and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, accounts receivable, tenants receivable, security deposit, inventory, prepaid expenses and other current assets, accounts payable, accrued liabilities and other payables, accrued liabilities and other payables – related parties, deferred rental income, loan payable, interest payable, interest payable – related party, Value Added Tax (“VAT”) and other taxes payable, tenants’ security deposit, and due to related party, approximate their fair market value based on the short-term maturity of these instruments.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements (continued)

At March 31, 2019 and December 31, 2018, intangible assets were measured at fair value on a nonrecurring basis as shown in the following tables.

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2019	Impairment Loss
Patents and other technologies	$-	$-	$1,173,796	$1,173,796	$-

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018	Impairment Loss
Patents and other technologies	$-	$-	$1,255,689	$1,255,689	$-

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

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and United States. At March 31, 2019 and December 31, 2018, cash balances in PRC are $814,166 and $1,216,485, respectively, are uninsured. At March 31, 2019 and December 31, 2018, cash balances in United States are $955,125 and $1,035,802, respectively. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk (continued)

At March 31, 2019 and December 31, 2018, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2019		December 31, 2018
United States	$955,125	54.0%	$1,035,802	46.0%
China	814,166	46.0%	1,216,485	54.0%
Total cash	$1,769,291	100.0%	$2,252,287	100.0%

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

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable at March 31, 2019 and December 31, 2018. The Company historically has not experienced uncollectible accounts from customers granted with credit sales.

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

Management believes that the tenants receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its tenants receivable at March 31, 2019 and December 31, 2018.

Inventory

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventory may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down in inventory for the difference between the cost and the lower of cost or estimated net realizable value. The reserve and write down are recorded based on estimates. The Company did not record any inventory reserve and or write down at March 31, 2019 and December 31, 2018.

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

MARCH 31, 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment in Real Estate and Depreciation

Investment in real estate is carried at cost less accumulated depreciation and consists of building and improvement. The Company depreciates real estate building and improvement on a straight-line basis over estimated useful life. Expenditures for ordinary repair and maintenance costs are charged to expense as incurred. Expenditure for improvements, renovations, and replacements of real estate asset is capitalized and depreciated over its estimated useful life if the expenditure qualifies as betterment. Real estate depreciation expense was $39,961 and $31,805 for the three months ended March 31, 2019 and 2018, respectively.

Intangible Assets

Intangible assets consist of patents and other technologies. Patents and other technologies are being amortized on a straight-line method over the estimated useful life of 5 years.

Investment in Unconsolidated Company – Epicon Biotech Co., Ltd.

The Company uses the equity method of accounting for its investment in, and earning or loss of, company that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See Note 9 for discussion of equity method investment.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three months ended March 31, 2019 and 2018 as there was no impairment indicator noted as of the filing date of this report.

Deferred Rental Income

Deferred rental income represents rental income collected but not earned as of the reporting date. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of March 31, 2019 and December 31, 2018, deferred rental income totaled $3,012 and $14,136, respectively.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in cost of sales. For the three months ended March 31, 2019 and 2018, shipping and handling costs amounted to $0 and $25, respectively.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company incurred research and development expense in the amount of $152,460 related to the development of proprietary diagnostic and therapeutic products leveraging exosome technology and optimization of Exosome Isolation Systems, and the develop of standardization of clinical-grade exosome bio-production and study of tissue-specific exosomes from various human cell types in the three months ended March 31, 2019. The Company did not incur any research and development costs during the three months ended March 31, 2018.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

All costs related to advertising are expensed as incurred. For the three months ended March 31, 2019, advertising costs amounted to $244,600. We did not incur any advertising expense during the three months ended March 31, 2018.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2019 and December 31, 2018, the Company had no significant uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax year that remains subject to examination is the years ended December 31, 2019, 2018 and 2017. The Company recognizes interest and penalties related to significant uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2019 and December 31, 2018.

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

MARCH 31, 2019

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

Asset and liability accounts at March 31, 2019 and December 31, 2018 were translated at 6.7121 RMB to $1.00 and at 6.8785 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the three months ended March 31, 2019 and 2018 were 6.7481 RMB and 6.3577 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended March 31, 2019 and 2018 consisted of net loss and unrealized gain from foreign currency translation adjustment.

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

The following table presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net loss available to Avalon GloboCare Corp. common shareholders for basic and diluted net loss per share of common stock	$(4,405,816)	$(1,481,579)
Weighted average common stock outstanding - basic and diluted	73,690,461	69,781,733
Net loss per common share attributable to Avalon GloboCare Corp. common shareholders - basic and diluted	$(0.06)	$(0.02)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Stock options	5,040,000	2,410,000
Warrants	578,891	-
Potentially dilutive securities	5,618,891	2,410,000

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Non-controlling Interest

As of March 31, 2019, Dr. Yu Zhou, director and Co-Chief Executive Officer of GenExosome, who owned 40% of the equity interests of GenExosome, which is not under the Company’s control.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases”, (“ASU 842”) which amended the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 842 is effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, which permits entities to record the right-of-use asset and lease liability on the date of adoption, with no requirement to recast comparative periods.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

The Company adopted ASU 842 effective January 1, 2019 using the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2019. Therefore, comparative financial information was not adjusted and continues to be reported under the prior lease accounting guidance in ASU 840. The Company elected the transition relief package of practical expedients, and as a result, the Company did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. The Company elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less, as well as the land easement practical expedient for maintaining its current accounting policy for existing or expired land easements.

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

NOTE 4 – INVENTORY

At March 31, 2019 and December 31, 2018, inventory consisted of the following:

	March 31, 2019	December 31, 2018
Raw material	$17,079	$12,953
Finished goods	42	41
	17,121	12,994
Less: reserve for obsolete inventory	-	-
	$17,121	$12,994

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At March 31, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	March 31, 2019	December 31, 2018
Prepaid professional fees	$397,125	$607,833
Prepaid research and development service fees	400,000	300,000
Prepaid insurance expense	37,336	72,352
Prepaid listing fee	56,250	-
Prepaid dues and subscriptions	18,750	70,000
Other	40,212	96,290
	$949,673	$1,146,475

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 6 – PROPERTY AND EQUIPMENT

At March 31, 2019 and December 31, 2018, property and equipment consisted of the following:

	Useful life	March 31, 2019	December 31, 2018
Laboratory equipment	5 Years	$424,368	$258,345
Office equipment and furniture	3 – 10 Years	37,089	35,627
Leasehold improvement	Shorter of useful life or lease term	-	24,446
		461,457	318,418
Less: accumulated depreciation		(62,760)	(68,863)
		$398,697	$249,555

For the three months ended March 31, 2019 and 2018, depreciation expense of property and equipment amounted to $17,277 and $9,681, respectively, of which, $819 and $819 was included in real property operating expenses, $13,175 and $3,768 was included in costs of development services and sales of developed products, and $3,283 and $5,094 was included in other operating expenses, respectively.

NOTE 7 – INVESTMENT IN REAL ESTATE

At March 31, 2019 and December 31, 2018, investment in real estate consisted of the following:

	Useful life	March 31, 2019	December 31, 2018
Commercial real property building	39 Years	$7,708,571	$7,708,571
Improvement	12 Years	402,844	391,506
		8,111,415	8,100,077
Less: accumulated depreciation		(260,153)	(220,192)
		$7,851,262	$7,879,885

For the three months ended March 31, 2019 and 2018, depreciation expense of this commercial real property amounted to $39,961 and $31,805, which was included in real property operating expenses.

NOTE 8 – INTANGIBLE ASSETS

At March 31, 2019 and December 31, 2018, intangible assets consisted of the following:

	Useful Life	March 31, 2019	December 31, 2018
Patents and other technologies	5 Years	$1,583,260	$1,583,260
Less: accumulated amortization		(409,464)	(327,571)
		$1,173,796	$1,255,689

For the three months ended March 31, 2019 and 2018, amortization expense amounted to $81,893.

Amortization of intangible assets attributable to future periods is as follows:

Year ending March 31:	Amortization amount
2020	$327,571
2021	327,571
2022	327,571
2023	191,083
$1,173,796

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 9 – EQUITY METHOD INVESTMENT

As of March 31, 2019 and December 31, 2018, equity method investment amounted to $381,899 and $385,162, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon Biotech Co., Ltd. (“Epicon”). Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and the other unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), accounted for 40% and 60% of the total ownership, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three months ended March 31, 2019, the Company’s share of Epicon’s net loss was $12,743, which was included in loss from equity-method investment in the accompanying consolidated statements of operations and comprehensive loss.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	March 31, 2019	December 31, 2018
Current assets	$227,165	$301,714
Noncurrent assets	64,572	7,015
Current liabilities	7,420	38
Noncurrent liabilities	-	-
Equity	284,317	308,691

For the Three Months Ended March 31, 2019
Net revenue	$-
Gross profit	-
Loss from operation	31,856
Net loss	31,856

NOTE 10 – ACCRUED LIABILITIES AND OTHER PAYABLES

At March 31, 2019 and December 31, 2018, accrued liabilities and other payables consisted of the following:

	March 31, 2019	December 31, 2018
Accrued payroll liability	$635,065	$529,472
Accrued professional fees	431,947	166,077
Lab equipment purchase payable	84,348	-
Insurance payable	22,690	45,088
Accrued dues and subscriptions	50,000	42,500
Other	67,028	76,213
	$1,291,078	$859,350

NOTE 11 – LOAN PAYABLE

On April 19, 2017, the Company entered into a loan agreement, providing for the issuance of a loan in the principal amount of $2,100,000. The term of the loan is one year. On May 3, 2018, the Company signed an extension agreement with the maturity date of March 31, 2019. On August 3, 2018, the Company signed an extension agreement for the loan with the maturity date of March 31, 2020. The annual interest rate for the loan is 10%. The loan is guaranteed by the Company’s Chairman, Mr. Wenzhao Lu. The Company repaid principal of $600,000, $500,000 and $1,000,000 in November 2017, April 2018 and April 2019, respectively.

As of March 31, 2019, the outstanding principal balance of the loan and related accrued and unpaid interest for the loan was $1,000,000 and $100,000, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 12 – VAT AND OTHER TAXES PAYABLE

At March 31, 2019 and December 31, 2018, VAT and other taxes payable consisted of the following:

	March 31, 2019	December 31, 2018
VAT payable	$-	$1,108
Other taxes payable	25,638	3,560
	$25,638	$4,668

NOTE 13 – RELATED PARTY TRANSACTIONS

Medical Related Consulting Services Revenue from Related Party

During the three months ended March 31, 2019 and 2018, medical related consulting services revenue from related parties was as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Medical related consulting services provided to:
Beijing Daopei (1)	$14,260	$-
	$14,260	$-

(1)	Beijing Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

Prepaid Expenses – Related Parties

As of March 31, 2019 and December 31, 2018, the Company made prepayment of $0 and $1,897, respectively, to David Jin, its shareholder, chief executive officer, president and board member, for business travel reimbursement, which have been included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

As of March 31, 2019 and December 31, 2018, the Company made prepayment of $0 and $32,293, respectively, to Meng Li, its shareholder and chief operating officer, for business travel reimbursement, which have been included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

Advance from Customer – Related Party

At March 31, 2019 and December 31, 2018, advance from customer – related party amounted to $0 and $14,829, respectively, which represents prepayment received from our related party, Beijing Daopei, for medical related consulting services. When the services are performed, the amount recorded as advance from customer – related party is recognized as revenue.

Accrued Liabilities and Other Payables – Related Parties

At March 31, 2019 and December 31, 2018, the Company owed David Jin, its shareholder, chief executive officer, president and board member, of $14,424 and $0, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

At March 31, 2019 and December 31, 2018, the Company owed Yu Zhou, co-chief executive officer of GenExosome, of $5,319 and $0, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 13 – RELATED PARTY TRANSACTIONS (continued)

Accrued Liabilities and Other Payables – Related Parties (continued)

At March 31, 2019 and December 31, 2018, the Company owed Luisa Ingargiola, its chief financial officer, of $7,253 and $0, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

At March 31, 2019 and December 31, 2018, the Company owed Epicon of $7,382 and $0, respectively, for expenses paid on behalf of the Company, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Due to Related Party

In connection with the acquisition discussed elsewhere in this report, the Company acquired Beijing GenExosome in cash payment of $450,000. On October 25, 2017, Dr. Yu Zhou, the former sole shareholder of Beijing GenExosome, was appointed to the board of directors of GenExosome and served as co-chief executive officer of GenExosome. As of March 31, 2019 and December 31, 2018, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, co-chief executive officer and board member of GenExosome, and reflected as due to related party on the accompanying consolidated balance sheets.

Real Property Management Agreement

The Company pays a company, which is controlled by Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, for the management of its commercial real property located in New Jersey. The property management agreement commenced on May 5, 2017 and expired in March 2019. For the three months ended March 31, 2019 and 2018, the management fee related to the property management agreement amounted to $23,334 and $16,251, respectively.

Note Payable – Related Party

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022.

As of March 31, 2019, the outstanding principal balance of the note and related accrued and unpaid interest for the note was $1,000,000 and $1,944, respectively.

Office Space from Related Party

Beijing GenExosome uses office space of a related party, free of rent, which is considered immaterial.

NOTE 14 – EQUITY

Shares Authorized

The Company is authorized to issue 10,000,000 shares of preferred stock and 490,000,000 shares of common shares with a par value of $0.0001 per share.

There are no shares of its preferred stock issued and outstanding as of March 31, 2019 and December 31, 2018.

There are 74,340,539 and 73,830,751 shares of its common stock issued as of March 31, 2019 and December 31, 2018, respectively

There are 73,820,539 and 73,310,751 shares of its common stock outstanding as of March 31, 2019 and December 31, 2018, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 14 – EQUITY (continued)

Common Shares Issued for Warrant Exercise

On January 9, 2019, the Company issued 350,856 shares of its common stock upon cashless exercise of warrants to purchase 578,891 shares of common stock.

Common Shares Issued for Option Exercise

On February 27, 2019, the Company issued 158,932 shares of its common stock upon cashless exercise of options to purchase 200,000 shares of common stock.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at March 31, 2019:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2019	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2019	Weighted Average Exercise Price
$0.50	2,000,000	7.87	$0.50	1,444,444	$0.50
1.49	60,000	3.08	1.49	60,000	1.49
1.00	50,000	3.59	1.00	50,000	1.00
1.00	80,000	1.59	1.00	80,000	1.00
2.50	110,000	3.76	2.50	110,000	2.50
1.00	80,000	2.08	1.00	80,000	1.00
2.30	20,000	4.18	2.30	20,000	2.30
2.30	20,000	4.26	2.30	20,000	2.30
2.80	20,000	4.33	2.80	20,000	2.80
2.80	20,000	4.37	2.80	13,334	2.80
1.00	180,000	2.59	1.00	90,000	1.00
2.75	250,000	4.76	2.75	62,500	2.75
2.00	1,950,000	4.76	2.00	487,500	2.00
$0.50–2.80	4,840,000	5.80	$1.35	2,537,778	$1.07

Stock options granted to employee and director

Employee and director stock option activities for the three months ended March 31, 2019 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	2,280,000	$0.69
Granted	2,200,000	2.09
Terminated / Exercised	-	-
Outstanding at March 31, 2019	4,480,000	$1.37
Options exercisable at March 31, 2019	2,274,444	$1.07
Options expected to vest	2,205,556	$1.69

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 14 – EQUITY (continued)

Options (continued)

Stock options granted to employee and director (continued)

The fair values of options granted to employee and director during the three months ended March 31, 2019 and 2018, respectively, were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Dividend rate	0	0
Terms (in years)	5.0	5.0
Volatility	150.61%	185.28%
Risk-free interest rate	2.37% - 2.49%	2.25%

The aggregate fair value of the options granted to employee and director during the three months ended March 31, 2019 was $5,723,438, of which, $1,430,860 for the three months ended March 31, 2019 has been reflected as compensation and related benefits on the accompanying unaudited condensed consolidated statements of operations because the options were fully earned and non-cancellable.

The aggregate fair value of the options granted to employee and director during the three months ended March 31, 2018 was $289,150, of which, $72,287 has been reflected as compensation and related benefits on the accompanying unaudited condensed consolidated statements of operations because the options were fully earned and non-cancellable.

As of March 31, 2019, the aggregate value of nonvested employee and director options was $4,987,024, which will be amortized as stock-based compensation expense as the options are vesting, over the remaining 0.83 years.

The aggregate intrinsic values of the employee and director stock options outstanding and the employee and director stock options exercisable at March 31, 2019 was $18,042,100 and $9,850,501, respectively.

A summary of the status of the Company’s nonvested employee and director stock options granted as of March 31, 2019 and changes during the three months ended March 31, 2019 is presented below:

	Number of Options	Weighted Average Exercise Price	Grant Date Fair Value
Nonvested at December 31, 2018	722,222	$0.50	$902,779
Granted	2,200,000	2.09	5,723,438
Vested	(716,666)	(1.72)	(1,639,193)
Nonvested at March 31, 2019	2,205,556	$1.69	$4,987,024

Stock Options Granted to Non-employee

Non-employee stock option activities for the three months ended March 31, 2019 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	560,000	$1.06
Granted	-	-
Exercised	(200,000)	1.00
Outstanding at March 31, 2019	360,000	1.10
Options exercisable at March 31, 2019	263,334	$1.09
Options expected to vest	96,666	$1.12

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 14 – EQUITY (continued)

Options (continued)

Stock Options Granted to Non-employee (continued)

The fair values of these non-employee options vested in three months ended March 31, 2019 and 2018, and nonvested non-employee options as of March 31, 2019 and 2018, respectively, were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Dividend rate	0	0
Terms (in years)	2.59 – 4.50	3.0
Volatility	150.38% – 154.33%	183.23% - 188.29%
Risk-free interest rate	2.21% - 2.53%	2.29% - 2.37%

Stock-based compensation expense associated with stock options granted to non-employee is recognized as the stock options vest. The stock-based compensation expense related to non-employee will fluctuate as the fair value of the Company’s common stock fluctuates. Stock-based compensation expense associated with stock options granted to non-employee amounted to $633,554 and $210,737 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the aggregate value of vested and nonvested non-employee options was $177,507, which will be amortized as stock-based compensation expense over the remaining 0.38 years.

The aggregate intrinsic values of the non-employee stock options outstanding and the non-employee stock options exercisable at March 31, 2019 was $1,548,000 and $1,134,668, respectively.

A summary of the status of the Company’s nonvested non-employee stock options granted as of March 31, 2019 and changes during the three months ended March 31, 2019 is presented below:

	Number of Options	Weighted Average Exercise Price	Fair Value at March 31, 2019
Nonvested at December 31, 2018	193,333	$1.12
Granted	-	-
Vested	(96,667)	(1.12)
Forfeited	-	-
Nonvested at March 31, 2019	96,666	$1.12	$177,507

Warrants

Stock warrants activities during the three months ended March 31, 2019 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2018	578,891	$1.28
Issued	-	-
Exercised	(578,891)	(1.28)
Outstanding and exercisable at March 31, 2019	-	$-

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 15 - STATUTORY RESERVE

Avalon Shanghai and Beijing GenExosome operate in the PRC, are required to reserve 10% of their net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai and Beijing GenExosome during the three months ended March 31, 2019 as they incurred net losses in the period.

NOTE 16 – NONCONTROLLING INTEREST

As of March 31, 2019, Dr. Yu Zhou, director and Co-Chief Executive Officer of GenExsome, who owned 40% of the equity interests of GenExosome, which is not under the Company’s control. The following is a summary of noncontrolling interest activities in the three months ended March 31, 2019.

Amount
Noncontrolling interest at December 31, 2018	$(862,200)
Net loss attributable to noncontrolling interest	(99,113)
Foreign currency translation adjustment attributable to noncontrolling interest	(1,198)
Noncontrolling interest at March 31, 2019	$(962,511)

NOTE 17 – RESTRICTED NET ASSETS

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

The Company’s PRC subsidiaries’ net assets as of March 31, 2019 and December 31, 2018 did not exceed 25% of the Company’s consolidated net assets. Accordingly, Parent Company’s condensed financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 18 – COMMITMENTS AND CONTINCENGIES

Operating Leases

Beijing GenExosome Beijing Office Lease

In March 2019, Beijing GenExosome signed an agreement to lease its office space under operating lease. Pursuant to the signed lease, the annual rent is RMB 7,000 (approximately $1,000). The term of this lease is one year commencing on March 15, 2019 and expires on March 14, 2020. For the three months ended March 31, 2019, rent expense related to the lease amounted to $43.

Future minimum rental payment required under this operating lease is as follows:

Year Ending March 31:	Amount
2020	$999
Total	$999

Avalon Shanghai Office Lease

On January 19, 2017, Avalon Shanghai entered into a lease for office space in Beijing, China, with a third party (the “Beijing Office Lease”). Pursuant to the Beijing Office Lease, the monthly rent is RMB 50,586 (approximately $7,500) with a required security deposit of RMB 164,764 (approximately $24,500). In addition, Avalon Shanghai needs to pay monthly maintenance fees of RMB 4,336 (approximately $600). The term of the Beijing Office Lease is 26 months commencing on January 1, 2017 and expired on February 28, 2019 with two months of free rent in the months of December 2017 and February 2019. On December 27, 2018, Avalon Shanghai signed an extension for the lease with expiration date of February 29, 2020. For the three months ended March 31, 2019 and 2018, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $22,000 and $26,000, respectively.

Future minimum rental payment required under the Beijing Office Lease is as follows:

Year Ending March 31:	Amount
2020	$90,007
Total	$90,007

Insurance Premium Financing Agreement

On July 18, 2018, the Company entered into a financing agreement, providing for the issuance of a loan in the principal amount of $108,528. The term of the loan is for a period of 10 months from the execution of the agreement. The annual interest rate for the loan is 6.9%. All of financed amount is used to pay for Directors & Officers Insurance premium. At March 31, 2019 and December 31, 2018, the outstanding principal balance of the loan and related unpaid interest was $22,690 and $45,088, respectively, which was included in the accrued liabilities and other payables on the accompanying consolidated balance sheets.

Equity Investment Commitment

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within two years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.2 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.5 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of March 31, 2019, Avalon Shanghai has contributed RMB 3,000,000 (approximately $0.4 million) that was included in equity method investment on the accompanying consolidated balance sheets. Avalon Shanghai intends to use its present working capital together with loans/borrowings/equity raise to fund the project cost.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 18 – COMMITMENTS AND CONTINCENGIES (continued)

Joint Venture – AVAR BioTherapeutics (China) Co. Ltd.

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

As of the date of this report, Avactis has paid $600,000 to Arbele as research and development fee, AVAR is in process of being established and the License Agreement has not been finalized.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 19 – SEGMENT INFORMATION

For the three months ended March 31, 2019 and 2018, the Company operated in three reportable business segments - (1) the real property operating segment, (2) the medical related consulting services segment, and (3) the performing development services for hospitals and other customers and sales of developed products to hospitals and other customers segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues
Real property operating	$266,626	$296,623
Medical related consulting services – related party	14,260	-
Development services and sales of developed products	3,278	11,290
	284,164	307,913
Depreciation and amortization
Real property operating	40,781	32,624
Medical related consulting services	2,940	4,006
Development services and sales of developed products	95,410	86,749
	139,131	123,379
Interest expense
Real property operating	24,658	236,986
Medical related consulting services	-	-
Development services and sales of developed products	-	-
Other (a)	2,983	-
	27,641	236,986
Net loss
Real property operating	98,689	237,700
Medical related consulting services	190,070	100,132
Development services and sales of developed products	247,782	173,474
Other (a)	3,968,388	1,039,663
	$4,504,929	$1,550,969

Identifiable long-lived tangible assets at March 31, 2019 and December 31, 2018	March 31, 2019	December 31, 2018
Real property operating	$7,868,781	$7,898,224
Medical related consulting services	4,066	6,852
Development services and sales of developed products	377,112	224,364
	$8,249,959	$8,129,440

Identifiable long-lived tangible assets at March 31, 2019 and December 31, 2018	March 31, 2019	December 31, 2018
United States	$7,953,632	$7,898,806
China	296,327	230,634
	$8,249,959	$8,129,440

(a)	The Company does not allocate any interest expense and general and administrative expense of its being a public company activities to its reportable segments as these activities are managed at a corporate level.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 20 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2019 and 2018.

Customer	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
A	29%	27%
B	19%	18%
C	15%	14%

* Less than 10%

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and accounts receivable – related party and tenants receivable at March 31, 2019, accounted for 46.6% of the Company’s total outstanding accounts receivable and accounts receivable – related party and tenants receivable at March 31, 2019.

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and accounts receivable – related party and tenants receivable at December 31, 2018, accounted for 56.0% of the Company’s total outstanding accounts receivable and accounts receivable – related party and tenants receivable at December 31, 2018.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three months ended March 31, 2019 and 2018.

Three suppliers, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at March 31, 2019, accounted for 91.9% of the Company’s total outstanding accounts payable at March 31, 2019.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2018, accounted for 95.5% of the Company’s total outstanding accounts payable at December 31, 2018.

Concentrations of Credit Risk

At March 31, 2019 and December 31, 2018, cash balances in the PRC are $814,166 and $1,216,485, respectively, are uninsured. The Company has not experienced any losses in PRC bank accounts and believes it is not exposed to any risks on its cash in PRC bank accounts.

The Company maintains its cash in United States bank and financial institution deposits that at times may exceed federally insured limits. At March 31, 2019 and December 31, 2018, the Company’s cash balances in United States bank accounts had approximately $374,000 and $239,000 in excess of the federally-insured limits, respectively. The Company has not experienced any losses in its United States bank accounts through and as of the date of this report.

NOTE 21 – SUBSEQUENT EVENTS

Common Shares Issued for Services

On April 1, 2019, pursuant to service agreements, the Company issued an aggregate of 120,812 shares of common stock for professional services rendered. These shares were valued at $313,800, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company reduced accrued liabilities of $313,800.

Appointment of Officers

On April 5, 2019, Yue “Charles” Li and Meng Li were appointed to the Board of Directors of the Company to serve as directors of the Company.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 21 – SUBSEQUENT EVENTS (continued)

Units Sold for Cash

In April 2019, the Company entered into a purchase agreement with several institutional investors for the purchase of 1,714,288 units in a registered direct offering, for gross proceeds of approximately $6 million before placement agent fees and other offering expenses payable by the Company. Each unit was sold at a public offering price of $3.50 and consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $3.50. The warrants are exercisable at any time for a five-year period. The Company received net cash proceeds of approximately $5.1 million, net of cash paid for placement agent fees and other offering expenses.

Repayment for Loan Payable

On April 30, 2019, the Company repaid loan payable in the principal amount of $1,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2019 and 2018 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 26, 2019. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

As of May 2019, Avactis has paid $600,000 to Arbele as research and development fee, AVAR is in process of being established and the License Agreement has not been finalized.

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

Income Taxes

The company has not provided an Income Tax Provision (China, nor the United States) for the first quarter of 2019 due to loses being reported for both jurisdictions.

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

Non-controlling Interest

As of March 31, 2019, Dr. Yu Zhou, director and co- chief executive officer of GenExosome, who owned 40% of the equity interests of GenExosome, which is not under our control.

Recent Accounting Pronouncements

For details of applicable new accounting standards, please, refer to Recent Accounting Pronouncements in Note 3 of our consolidated financial statements accompanying this report.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018

Revenues

For the three months ended March 31, 2019, we had real property rental revenue of $266,626, as compared to $296,623 for the three months ended March 31, 2018, a decrease of $29,997, or 10.1%, which was primarily attributable to the loss of a tenant in December 2018.

For the three months ended March 31, 2019, we had medical related consulting services revenue from related party of $14,260. We did not have any medical related consulting revenue during the three months ended March 31, 2018.

For the three months ended March 31, 2019, we had revenue from contract services through performing development services for hospitals and other customers and sales of developed products to hospitals and other customers of $3,278, as compared to $11,290 for the three months ended March 31, 2018, a decrease of $8,012, or 71.0%, which was primarily attributable to business fluctuation period over period. We expect that our revenue from contract services through performing development services for hospitals and other customers and sales of developed products to hospitals and other customers will have a modest increase in the near future.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended March 31, 2019, our real property operating expenses amounted to $230,759, as compared to $210,274 for the three months ended March 31, 2018, an increase of $20,485, or 9.7%. The increase was mainly due to an increase in real property management fee of approximately $15,000 and an increase in depreciation from building improvement of approximately $8,000, offset by a decrease in other miscellaneous items of approximately $3,000.

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

For the three months ended March 31, 2019, costs of medical related consulting services amounted to $13,091.

Costs of development services and sales of developed products include inventory costs, materials and supplies costs, internal labor and related benefits, depreciation, other overhead costs and shipping and handling costs incurred.

For the three months ended March 31, 2019, costs of development services for hospitals and other customers and sales of developed products to hospitals and other customers amounted to $30,307, as compared to $16,520 for the three months ended March 31, 2018, an increase of $13,787, or 83.5%. The increase was mainly due to (i) the increase in depreciation related to our newly purchased manufacturing equipment which we started depreciating from the fourth quarter of 2018 and the first quarter of 2019; (ii) the slight increase in labor costs.

Real Property Operating Income

Our real property operating income for the three months ended March 31, 2019 was $35,867, representing a decrease of $50,482, or 58.5% as compared to $86,349 for the three months ended March 31, 2018. The decrease was mainly attributable the decrease in rental revenue resulting from the loss of a tenant and the increase in real property operating expenses as described above.

Gross Profit from Medical Related Consulting Services and Gross Margin

Gross profit from medical related consulting services for the three months ended March 31, 2019 was $1,169, with a gross margin of 8.2%.

Gross loss from Development Services and Sales of Developed Products and Gross Margin

Our gross loss from development services and sales of developed products for the three months ended March 31, 2019 was $27,029, as compared to $5,230 for the three months ended March 31, 2018, a change of $21,799, or 416.8%.

Gross margin decreased to (824.6)% for the three months ended March 31, 2019 from gross margin of (46.3)% for the three months ended March 31, 2018. The significant decrease in gross margin for the three months ended March 31, 2019 as compared to the corresponding 2018 period were primarily attributable to: (i) the reduced scale of operations resulting from lower revenue, which is reflected in the allocation of fixed costs, mainly consisting of depreciation and labor costs, to cost of development services and sales of developed products; (ii) the overhead costs were allocated to less production volume due to the reduced operations during the first quarter of 2019. We expect that our gross margin from this segment will continue to be negative, and we can only generate a positive gross margin if we can increase our production, thereby enabling us to operate more efficiently. Although we are selling our development services and developed products at prices which are less than our cost, we believe that, in long-term, we will be able to operate this segment profitable because we are optimistic about the long-term prospect of exosome-based diagnostic and therapeutic industry and the market for our products. However, we cannot assure you that we will be able to generate sufficient sales in this segment to operate profitably.

Other Operating Expenses

For the three months ended March 31, 2019 and 2018, other operating expenses consisted of the following:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Advertising expenses	$244,600	$-
Compensation and related benefits	2,100,155	538,814
Professional fees	1,468,226	571,772
Research and development	152,460	-
Amortization	81,893	81,893
Travel and entertainment	187,436	57,948
Other general and administrative	240,550	145,411
	$4,475,320	$1,395,838

●	For the three months ended March 31, 2019, we incurred advertising expenses of $244,600 to publicize and enhance our image. We did not incur any advertising expenses in the three months ended March 31, 2018.

●	For the three months ended March 31, 2019, compensation and related benefits increased by $1,561,341, or 289.8%, as compared to the three months ended March 31, 2018. The significant increase was primarily attributable to an increase in stock-based compensation of approximately $1,323,000 which reflected the value of options granted and vested to our management in the first quarter of 2019, and an increase in salaries and related benefits of approximately $239,000 due to an increase in salary for our three key officers of approximately $131,000 and an increase in cash compensation for our directors of approximately $108,000.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to being a public company. For the three months ended March 31, 2019, professional fees increased by $896,454, or 156.8%, as compared to the three months ended March 31, 2018. The increase was mainly attributable to an increase in consulting fees of approximately $843,000 due to the increase in use of consulting services providers and an increase in other miscellaneous items of approximately $53,000 reflecting our business expansion.

●	For the three months ended March 31, 2019, research and development expenses increased by $152,460, or 100.0%, as compared to the three months ended March 31, 2018. We spent $152,460 in research and development activities related to the development of proprietary diagnostic and therapeutic products leveraging exosome technology and optimization of Exosome Isolation Systems in the first quarter of 2019. We did not incur any research and development activity in the first quarter of 2018.

●	Amortization expense from intangible assets remained materially consistent with prior year comparable period.

●	For the three months ended March 31, 2019, travel and entertainment expense increased by $129,488, or 223.5%, as compared to the three months ended March 31, 2018. The increase was mainly due to increased business travel activities incurred and increased entertainment expenditure in order to enhance our visibility in the first quarter of 2019.

●	Other general and administrative expenses mainly consisted of academic sponsorship, Directors and Officers Insurance, and other miscellaneous items. For the three months ended March 31, 2019, other general and administrative expenses increased by $95,139, or 65.4%, as compared to the three months ended March 31, 2018. The increase was primarily due to an increase in academic sponsorship incurred of approximately $30,000, an increase in Directors and Officers Insurance of approximately $34,000, and an increase in other miscellaneous items of approximately $31,000 resulting from our business expansion.

Loss from Operations

As a result of the foregoing, for the three months ended March 31, 2019, loss from operations amounted to $4,465,313, as compared to $1,314,719 for the three months ended March 31, 2018, a change of $3,150,594, or 239.6%.

Other Income (Expense)

Other income (expense) mainly includes interest expense and loss from equity-method investment.

Other expense, net, totaled $39,616 for the three months ended March 31, 2019, as compared to $236,250 for the three months ended March 31, 2018, a change of $196,634, which was primarily attributable to a decrease in interest expense of approximately $209,000, offset by an increase in loss from equity-method investment of approximately $13,000.

Income Taxes

We did not have any income taxes expense for the three months ended March 31, 2019 and 2018 since we incurred losses in the periods.

Net Loss

As a result of the factors described above, our net loss was $4,504,929 for the three months ended March 31, 2019, as compared to $1,550,969 for the three months ended March 31, 2018, a change of $2,953,960 or 190.5%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $4,405,816 or $(0.06) per share (basic and diluted) for the three months ended March 31, 2019, as compared with $1,481,579, or $(0.02) per share (basic and diluted) for the three months ended March 31, 2018, a change of $2,924,237 or 197.4%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon (BVI) Ltd. (dormant, is in process of being dissolved), Avalon RT 9, GenExosome, and Avactis is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing GenExosome, is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenue, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $43,482 and $52,838 for the three months ended March 31, 2019 and 2018, respectively. This non-cash gain had the effect of decreasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $4,461,447 and $1,498,131 for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2019 and December 31, 2018, we had cash balance of approximately $1,769,000 and $2,252,000, respectively. These funds are kept in financial institutions located as follows:

Country:	March 31, 2019		December 31, 2018
United States	$955,125	54.0%	$1,035,802	46.0%
China	814,166	46.0%	1,216,485	54.0%
Total cash	$1,769,291	100.0%	$2,252,287	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2018 to March 31, 2019:

			December 31, 2018 to March 31, 2019
	March 31, 2019	December 31, 2018	Change	Percentage Change
Working capital:
Total current assets	$2,923,402	$3,625,432	$(702,030)	(19.4)%
Total current liabilities	2,663,753	1,141,720	1,522,033	133.3%
Working capital	$259,649	$2,483,712	$(2,224,063)	(89.5)%

Our working capital decreased by $2,224,063 to working capital of $259,649 at March 31, 2019 from working capital of $2,483,712 at December 31, 2018. The decrease in working capital was primarily attributable an increase in a loan payable – current portion of approximately $1,000,000, a decrease in cash of approximately $483,000, a decrease in prepaid expenses – related parties of approximately $34,000, a decrease in prepaid expenses and other current assets of approximately $197,000, an increase in accounts payable of approximately $34,000, an increase in accrued liabilities and other payables of approximately $432,000, an increase in accrued liabilities and other payables – related parties of approximately $34,000, an increase in interest payable of approximately $25,000, and an increase in VAT and other taxes payable of approximately $21,000, offset by a decrease in advance from customer – related party of approximately $15,000 and a decrease in deferred rental income of approximately $11,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following summarizes the key components of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net cash used in operating activities	$(1,422,311)	$(416,234)
Net cash used in investing activities	(87,371)	(7,852)
Net cash provided by (used in) financing activities	1,000,000	(522,500)
Effect of exchange rate on cash	26,686	45,209
Net decrease in cash	$(482,996)	$(901,377)

Net cash flow used in operating activities for the three months ended March 31, 2019 was $1,422,311, which primarily reflected our net loss of approximately $4,505,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in advance from customer – related party of approximately $15,000, and a decrease in deferred rental income of approximately $11,000, offset by a decrease in prepaid expenses – related parties of approximately $35,000, a decrease in prepaid expenses and other current assets of approximately $198,000, an increase in accounts payable of approximately $34,000, an increase in accrued liabilities and other payables of approximately $347,000, an increase in accrued liabilities and other payables – related parties of approximately $34,000, an increase in interest payable of approximately $25,000, and an increase in VAT and other taxes payable of approximately $21,000, and the add-back of non-cash items consisting of depreciation and amortization of approximately $139,000, stock-based compensation expense of approximately $2,273,000, and loss on equity method investment of approximately $13,000.

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

Net cash flow used in investing activities was $87,371 for the three months ended March 31, 2019 as compared to $7,852 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we made payment for purchase of property and equipment of approximately $76,000 and made payment for improvement of commercial real estate of approximately $11,000. During the three months ended March 31, 2018, we made payment for purchase of property and equipment of approximately $8,000.

Net cash flow provided by financing activities was $1,000,000 for the three months ended March 31, 2019 as compared to net cash flow used in financing activities of $522,500 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we received proceeds from note payable – related party of $1,000,000. During the three months ended March 31, 2018, we spent cash of approximately $523,000 on repurchase of our common stock.

Our capital requirements for the next twelve months primarily relate to working capital requirements, including salaries, fees related to third parties’ professional services, reduction of accrued liabilities, repay loan upon maturity, mergers, acquisitions and the development of business opportunities. These uses of cash will depend on numerous factors including our sales and other revenues, and our ability to control costs. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance our current business;

●	repayment for outstanding borrowings;

●	the use of capital for mergers, acquisitions and the development of business opportunities;

●	addition of administrative personnel as the business grows; and

●	the cost of being a public company.

In April 2019, we received net proceeds of approximately $5.1 million from equity offering. Currently, we use our cash to support our operations and to provide working capital for our ongoing operations and obligations. We believe that it is not likely that we will not meet our anticipated cash requirements for the next twelve months.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2019, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Office leases commitment	$91,006	$91,006	$-	$-	$-
Insurance premium financing agreement	22,690	22,690	-	-	-
Acquisition consideration	100,000	100,000	-	-	-
Loan payable (principal) (1)	1,000,000	1,000,000	-	-	-
Note payable – related party (principal)	1,000,000	-	1,000,000	-	-
Accrued interest	101,944	101,944	-	-	-
Equity investment obligation	1,042,892	521,446	521,446	-	-
Joint venture commitment	11,044,923	-	6,044,923	5,000,000
Total	$14,403,455	$1,837,086	$7,566,369	$5,000,000	$-

(1)	The outstanding principal of 1,000,000 was repaid in full on April 30, 2019.

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended March 31, 2019 and 2018, we had unrealized foreign currency translation gain of approximately $43,000 and $53,000, respectively, because of changes in the exchange rate.

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

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of March 31, 2019 due to the significant deficiencies caused by the lack of segregation of duties resulting from our small size, which we previously reported in our Form 10-K Annual Report for the year ended December 31, 2018 (“2018 10-K”), has not yet been remediated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Shares Issued for Services

On April 1, 2019, pursuant to service agreements, we issued an aggregate of 120,812 shares of common stock for professional services rendered. These shares were valued at $313,800, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and we reduced accrued liabilities of $313,800.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Note Payable from Related Party

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022.

As of March 31, 2019, the outstanding principal balance of the note and related accrued and unpaid interest for the note was $1,000,000 and $1,944, respectively.

Appointment of Officers

On April 5, 2019, Yue “Charles” Li and Meng Li were appointed to the Board of Directors of the Company to serve as directors of the Company.

Shares transferred to Wenzhao Lu

On March 3, 2017, (i) the Company entered into and closed a Subscription Agreement with an accredited investor (the “March 2017 Accredited Investor”) pursuant to which the March 2017 Accredited Investor purchased 3,000,000 shares of the Company’s common stock (“March 2017 Shares”) for a purchase price of $3,000,000 (the “Purchase Price”) and (ii) the Company, Avalon (Shanghai) Healthcare Technology Co., Ltd., a wholly owned subsidiary of the Company (“Avalon Shanghai”), Beijing DOING Biomedical Technology Co., Ltd. (“DOING”), an unaffiliated third party, and the March 2017 Accredited Investor entered into a Share Subscription Agreement whereby DOING paid the Purchase Price to Avalon Shanghai on behalf of the March 2017 Accredited Investor. In connection with the Share Subscription Agreement, the March 2017 Accredited Investor agreed to transfer the March 2017 Shares to DOING upon DOING completing the registration of the investment with the Beijing Commerce Commission (“BCC”) and obtaining an Enterprise Overseas Investment Certificate (the “Investment Certificate”) from BCC. If DOING failed to obtain the Investment Certificate by March 2018, then Avalon Shanghai was required to pay $3,000,000 plus interest of 20% per annum to DOING upon the request of DOING (the “BCC Repayment Obligation”). In addition, on March 3, 2017 Wenzhao Lu, a director and shareholder of the Company, and DOING entered into a Warranty Agreement pursuant to which, Mr. Lu agreed to, among other items, acquire the March 2017 Shares from DOING at a per share price of $1.20 in the event DOING was unable to obtain the Investment Certificate.

On April 23, 2018, the Company, Avalon Shanghai, DOING and March 2017 Accredited Investor entered into a Supplementary Agreement Related to Share Subscription pursuant to which Avalon Shanghai paid RMB 8,256,000 (approximately $1.3 million based on the exchange rate on April 23, 2018) to DOING representing one-third of the DOING Investment plus 20% interest for the one-third DOING Investment resulting in a reduction in the March 2017 Shares by one-third to 2,000,000 shares. Further, the parties agreed that the BCC Repayment Obligation was extended to July 31, 2018.

On August 8, 2018, in an effort to preserve the Company’s cash balance and to fulfill Mr. Lu’s obligations under the Warranty Agreement, Mr. Lu, through a company controlled and wholly owned by Mr. Lu, agreed to acquire the remaining 2,000,000 March 2017 Shares from DOING for a purchase price of $2,000,000. The agreement was effective upon the date the March 2017 Shares were transferred to Mr. Lu, which occurred on April 18, 2019.

Scientific and Clinical Advisory Board Appointment

The Company has appointed Robert S. Langer, Sc.D., to its Scientific and Clinical Advisory Board. Dr. Langer is the David H. Koch Institute Professor at the Massachusetts Institute of Technology. Dr. Langer is a world-renowned scientist and entrepreneur with a wide range of experience and expertise in the healthcare, biotechnology and pharmaceutical industries.

Intellectual Property Update

The Company, through its joint venture GenExosome Technologies, Inc., has acquired and is in the process of modifying applications for four patents in China with related trademarks. The Company is in the process of applying for those same patents and trademarks in the United States and is also in the process of developing additional patents and related intellectual property. The Company owns and controls a variety of trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights that, in the aggregate, are of material importance to the Company’s business. The Company considers its trademarks, service marks, and other intellectual property to be proprietary, and relies on a combination of copyright, trademark, trade secret, non-disclosure, and contractual safeguards to protect its intellectual property rights.

Current patent applications in China are as follows.

Application of an Exosomal MicroRNA in plasma as biomarker to diagnosis LIVER CANCER	Patent application number: CN 2016 1 0675107.5
Clinical application of circulating exosome carried miRNA-33b in the diagnosis of liver cancer	Patent application number: CN 2016 1 0675110.7
Exosomes carrying miR-185 and application thereof	Patent application number: CN 2018 1 0444172.6
A novel exosome-based therapeutics against proliferative oral diseases	Patent application number: CN 2017 1 0330835.7

Public Offering

In April 2019, the Company entered into a purchase agreement with several institutional investors for the purchase of 1,714,288 units in a registered direct offering, for gross proceeds of approximately $6 million before placement agent fees and other offering expenses payable by the Company. Each unit was sold at a public offering price of $3.50 and consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $3.50. The warrants are exercisable at any time for a five-year period. The Company received net cash proceeds of approximately $5.1 million, net of cash paid for placement agent fees and other offering expenses.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2016)

4.2 †	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.5	Warranty Agreement between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.6	Form of Subscription Agreement between Avalon GloboCare Corp. and the October 2017 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

4.7	Form of Warrant to Boustead Securities, LLC in connection with the private placements (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 27, 2018)

4.8	Form of Warrant (April 2019) (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.2 †	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2016)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership, as Seller, and Avalon GloboCare Corp., as Buyer dated as of December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2016)

10.4 †	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li dated January 11, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2017)

10.5 †	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.6 †	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.7 †	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.8 †	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.12	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation) (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017)

10.13	Securities Purchase Agreement between Avalon GloboCare Corp. and GenExosome Technologies Inc. dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.14	Asset Purchase Agreement between GenExosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.15	Stock Purchase Agreement between GenExosome Technologies Inc., Beijing Jieteng (GenExosome) Biotech Co. Ltd. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.16 †	Executive Retention Agreement between GenExosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between GenExosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.18 †	Director Agreement by and between Avalon GloboCare Corp. and Wilbert J. Tauzin II dated November 1, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.19	Agreement between Avalon GloboCare Corp. and Tauzin Consultants, LLC dated November 1, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.20 †	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated April 3, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.21 †	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 3, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.22	Advisory Service Contract between Ludaopei Hematology Research Institute Co., Ltd. and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 1, 2018 (English translation) (Incorporated by reference to that Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 19, 2018)

10.23	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the April 2018 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2018)

10.24	Supplementary Agreement Related to Share Subscription by and between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang dated April 23, 2018 (English translation) (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

10.25	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated May 3, 2018 (English translation) (incorporated by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018)

10.26 †	Director Agreement by and between Avalon GloboCare Corp. and Tevi Troy dated June 4, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.27	Joint Venture Agreement by and between Avalon (Shanghai) Healthcare Technology Co., Ltd. and Jiangsu Unicorn Biological Technology Co., Ltd. dated May 29, 2018 (English translation) (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.28 †	Director Agreement by and between Avalon GloboCare Corp. and William Stilley, III dated July 5, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2018)

10.29 †	Director Agreement by and between Avalon GloboCare Corp. and Steven A. Sanders dated July 30, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2018)

10.30	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated August 3, 2018 (English translation) (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.31	Strategic Partnership Agreement between Avalon GloboCare Corp. and Weill Cornell Medical College of Cornell University dated August 6, 2018.(incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.32	Equity Joint Venture Agreement by and between Avactis Biosciences, Inc., a wholly-owned subsidiary of Avalon GloboCare Corp., and Arbele Limited for the establishment of AVAR (China) BioTherapeutics Ltd. dated October 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

10.33	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated January 3, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.34	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated January 3, 2019 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.35	Letter Agreement by and between Avalon (Shanghai) Healthcare Technology Co. Ltd. and Meng Li dated January 3, 2019 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.36	Promissory Note issued to Daniel Lu dated Mach 18, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2019)

10.37†	Director Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.38†

Director Agreement by and between Avalon GloboCare Corp. and Yue “Charles” Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

Form of Securities Purchase Agreement dated April 25, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

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

AVALON GLOBOCARE CORP.
(Registrant)

Date: May 14, 2019	By:	/s/ David K. Jin
David K. Jin
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 14, 2019	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)