Form 10-Q
period 2019-06-30
Avalon GloboCare Corp.
filed 2019-08-15
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 001-38728

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AVCO	The NASDAQ Capital Market

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 14, 2019
Common Stock, $0.0001 par value per share	75,655,639 shares

AVALON GLOBOCARE CORP.

FORM 10-Q

June 30, 2019

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

Unless otherwise indicated, references in this report to “we,” “us” or the “Company” refer to Avalon GloboCare Corp. and its consolidated subsidiaries.

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,401,304	$2,252,287
Accounts receivable, net of allowance for doubtful accounts	100,788	9,739
Tenants receivable, net of allowance for doubtful accounts	29,504	42,484
Security deposit	27,309	127,263
Inventory	13,001	12,994
Prepaid expenses - related parties	-	34,190
Prepaid expenses and other current assets	420,473	1,146,475

Total Current Assets	3,992,379	3,625,432

NON-CURRENT ASSETS:
Property and equipment, net	374,906	249,555
Investment in real estate, net	7,810,549	7,879,885
Intangible assets, net	1,091,903	1,255,689
Equity method investment	363,002	385,162

Total Non-current Assets	9,640,360	9,770,291

Total Assets	$13,632,739	$13,395,723

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$47,508	$6,695
Advance from customer - related party	-	14,829
Accrued liabilities and other payables	747,346	859,350
Accrued liabilities and other payables - related parties	36,806	-
Deferred rental income	13,786	14,136
Interest payable	-	75,342
Interest payable - related party	14,583	-
VAT and other taxes payable	10,727	4,668
Tenants’ security deposit	64,037	66,700
Due to related party	100,000	100,000

Total Current Liabilities	1,034,793	1,141,720

NON-CURRENT LIABILITIES:
Loan payable - noncurrent portion	-	1,000,000
Note payable - related party	1,000,000	-
Derivative liabilities	3,055,748	-

Total Non-current Liabilities	4,055,748	1,000,000

Total Liabilities	5,090,541	2,141,720

Commitments and Contingencies - (Note 18)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 76,175,639 shares issued and 75,655,639 shares outstanding at June 30, 2019; 73,830,751 shares issued and 73,310,751 shares outstanding at December 31, 2018	7,618	7,383
Additional paid-in capital	30,375,711	24,153,378
Less: common stock held in treasury, at cost;
520,000 shares at June 30, 2019 and December 31, 2018	(522,500)	(522,500)
Accumulated deficit	(20,054,816)	(11,291,776)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(228,183)	(236,860)
Total Avalon GloboCare Corp. stockholders’ equity	9,584,408	12,116,203
Non-controlling interest	(1,042,210)	(862,200)

Total Equity	8,542,198	11,254,003

Total Liabilities and Equity	$13,632,739	$13,395,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

REVENUES
Real property rental	$264,889	$278,872	$531,515	$575,495
Medical related consulting services - related party	111,434	141,996	125,694	141,996
Development services and sales of developed products	23,404	75,225	26,682	86,515
Total Revenues	399,727	496,093	683,891	804,006

COSTS AND EXPENSES
Real property operating expenses	192,676	195,941	423,435	406,215
Medical related consulting services - related party	95,375	124,715	108,466	124,715
Development services and sales of developed products	31,784	42,093	62,091	58,613
Total Costs and Expenses	319,835	362,749	593,992	589,543

REAL PROPERTY OPERATING INCOME	72,213	82,931	108,080	169,280
GROSS PROFIT FROM MEDICAL RELATED CONSULTING SERVICES	16,059	17,281	17,228	17,281
GROSS (LOSS) PROFIT FROM DEVELOPMENT SERVICES AND SALES OF DEVELOPED PRODUCTS	(8,380)	33,132	(35,409)	27,902

OTHER OPERATING EXPENSES:
Advertising expenses	221,222	-	465,822	-
Compensation and related benefits	2,100,178	487,452	4,200,333	1,026,266
Professional fees	792,486	593,025	2,260,712	1,164,797
Research and development expenses	949,711	263	1,102,171	263
Other general and administrative	360,047	265,858	869,926	551,110

Total Other Operating Expenses	4,423,644	1,346,598	8,898,964	2,742,436

LOSS FROM OPERATIONS	(4,343,752)	(1,213,254)	(8,809,065)	(2,527,973)

OTHER INCOME (EXPENSE)
Interest income	433	1,300	1,201	1,708
Interest expense	(8,822)	(24,932)	(34,519)	(261,918)
Interest expense - related party	(12,639)	-	(14,583)	-
Change in fair value of warrants liability	461,493	-	461,493	-
Financing expense	(525,418)		(525,418)
Loss from equity-method investment	(10,344)	-	(23,087)	-
Foreign currency transaction loss	-	(106,929)	-	(106,929)
Other income	226	-	226	328

Total Other Expense, net	(95,071)	(130,561)	(134,687)	(366,811)

LOSS BEFORE INCOME TAXES	(4,438,823)	(1,343,815)	(8,943,752)	(2,894,784)

INCOME TAXES	-	-	-	-

NET LOSS	$(4,438,823)	$(1,343,815)	$(8,943,752)	$(2,894,784)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(81,599)	(49,421)	(180,712)	(118,811)

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(4,357,224)	$(1,294,394)	$(8,763,040)	$(2,775,973)

COMPREHENSIVE LOSS:
NET LOSS	(4,438,823)	(1,343,815)	(8,943,752)	(2,894,784)
OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain (loss)	(34,103)	(96,207)	9,379	(43,369)
COMPREHENSIVE LOSS	$(4,472,926)	$(1,440,022)	$(8,934,373)	$(2,938,153)
LESS: COMPREHENSIVE GAIN (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(79,699)	(49,540)	(180,010)	(118,770)
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(4,393,227)	$(1,390,482)	$(8,754,363)	$(2,819,383)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.06)	$(0.02)	$(0.12)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	75,183,354	71,979,678	74,437,336	71,122,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2018 and 2019

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number of		Number of		Additional Paid-in	Number of		Accumulated	Statutory	Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, December 31, 2017	-	-	70,278,622	$7,028	$11,490,285	-	$-	$(3,517,654)	$6,578	$(91,994)	$(585,394)	$7,308,849

Treasury stock purchase	-	-	-	-	-	(520,000)	(522,500)	-	-	-	-	(522,500)

Stock-based compensation and service fees	-	-	-	-	526,348	-	-	-	-	-	-	526,348

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	52,678	160	52,838

Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	-	(1,481,579)	-	-	(69,390)	(1,550,969)

Balance, March 31, 2018	-	-	70,278,622	$7,028	$12,016,633	(520,000)	$(522,500)	$(4,999,233)	$6,578	$(39,316)	$(654,624)	$5,814,566

Common shares issued in equity raise, net of fees associated with equity raise	-	-	3,107,000	311	4,529,984	-	-	-	-	-	-	4,530,295

Common shares issued for services	-	-	175,000	17	466,983	-	-	-	-	-	-	467,000

Stock-based compensation	-	-	-	-	1,021,173	-	-	-	-	-	-	1,021,173

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(96,088)	(119)	(96,207)

Net loss for the three months ended June 30, 2018	-	-	-	-	-	-	-	(1,294,394)	-	-	(49,421)	(1,343,815)

Balance, June 30, 2018	-	-	73,560,622	$7,356	$18,034,773	(520,000)	$(522,500)	$(6,293,627)	$6,578	$(135,404)	$(704,164)	$10,393,012

Balance, December 31, 2018	-	$-	73,830,751	$7,383	$24,153,378	(520,000)	$(522,500)	$(11,291,776)	$6,578	$(236,860)	$(862,200)	$11,254,003

Issuance of common stock upon cashless exercise of stock warrants	-	-	350,856	35	(35)	-	-	-	-	-	-	-

Issuance of common stock upon cashless excercise of options	-	-	158,932	16	(16)	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	2,272,747	-	-	-	-	-	-	2,272,747

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	44,680	(1,198)	43,482

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	(4,405,816)	-	-	(99,113)	(4,504,929)

Balance, March 31, 2019	-	$-	74,340,539	$7,434	$26,426,074	(520,000)	$(522,500)	$(15,697,592)	$6,578	$(192,180)	$(962,511)	$9,065,303

Stock-based compensation	-	-	-	-	1,524,139	-	-	-	-	-	-	1,524,139

Issuance of common stock for service	-	-	120,812	13	313,788	-	-	-	-	-	-	313,801

S-3 financing	-	-	1,714,288	171	2,111,710	-	-	-	-	-	-	2,111,881

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(36,003)	1,900	(34,103)

Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	-	(4,357,224)	-	-	(81,599)	(4,438,823)

Balance, June 30, 2019	-	$-	76,175,639	$7,618	$30,375,711	(520,000)	$(522,500)	$(20,054,816)	$6,578	$(228,183)	$(1,042,210)	$8,542,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,943,752)	$(2,894,784)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	284,494	247,975
Stock-based compensation and service expense	4,717,907	1,082,923
Loss on equity method investment	23,087	-
Changes in warrants derivative liabilities	(461,493)	-
Allocation of financing expense	525,418	-
Chang in operating assets and liabilities:
Accounts receivable	(92,113)	(67,542)
Accounts receivable-related parties	-	(150,516)
Tenants receivable	12,980	(58)
Inventory	(74)	(19,892)
Prepaid expenses - related parties	34,629	-
Prepaid expenses and other current assets	379,070	(153,785)
Security deposit	100,000	(308,694)
Accounts payable	41,286	1,740
Advance from customer - related party	(15,030)	-
Accrued liabilities and other payables	(472,671)	176,584
Accrued liabilities and other payables - related parties	3,633	9,811
Deferred rental income	(350)	(1,587)
Interest payable	(75,342)	(113,179)
Interest payable - related party	14,583	-
VAT and other taxes payable	6,143	9,850
Tenants’ security deposit	(2,663)	(18,888)

NET CASH USED IN OPERATING ACTIVITIES	(3,920,258)	(2,200,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(140,400)	(10,192)
Prepayment for purchase of long-term assets	-	(22,606)
Improvement of commercial real estate	(10,588)	(165,155)

NET CASH USED IN INVESTING ACTIVITIES	(150,988)	(197,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from note payable - related party	1,000,000	-
Refund deposit in connection with Share Subscription Agreement-	-	(1,000,000)
Proceeds received from equity offering	6,000,008	5,437,250
Disbursements for equity offering costs	(896,304)	(380,607)
Repayment of loan payable	(1,000,000)	(500,000)
Repurchase of common stock	-	(522,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,103,704	3,034,143

EFFECT OF EXCHANGE RATE ON CASH	116,559	(19,865)

NET INCREASE IN CASH	1,149,017	616,283

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - beginning of period	2,252,287	3,027,033

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - end of period	$3,401,304	$3,643,316

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,039	$375,096
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$25,896	$-
Acquisition of equipment by decreasing prepayment for long-term assets	$-	$109,889
Common stock issued for future services	$-	$405,250

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

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd., a British Virgin Island company. There was no activity for the subsidiary since its incorporation through June 30, 2019. Avalon (BVI) Ltd. is dormant and is in process of being dissolved.

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

On October 25, 2017, GenExosome entered into and closed an Asset Purchase Agreement with Yu Zhou, MD, PhD, pursuant to which the Company acquired all assets, including all intellectual property, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies including, but not limited to, patent application number CN 2016 1 0675107.5 (application of an Exosomal MicroRNA in plasma as biomaker to diagnosis liver cancer), patent application number CN 2016 1 0675110.7 (clinical application of circulating exosome carried miRNA-33b in the diagnosis of liver cancer), patent application number CN 2017 1 0330847.X (saliva exosome based methods and composition for the diagnosis, staging and prognosis of oral cancer) and patent application number CN 2017 1 0330835.7 (a novel exosome-based therapeutics against proliferative oral diseases). In consideration of the assets, GenExosome agreed to pay Dr. Zhou $876,087 in cash, transfered 500,000 shares of common stock of the Company to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of GenExosome.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

As a result of the above transactions, effective October 25, 2017, the Company holds 60% of GenExosome and Dr. Zhou holds 40% of GenExosome. GenExosome is engaged in developing proprietary diagnostic and therapeutic products leveraging its exosome technology.

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

On July 18, 2018, the Company formed a wholly owned subsidiary, Avactis Biosciences Inc., a Nevada corporation, which will focus on accelerating commercial activities related to cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others. The subsidiary is designed to integrate and optimize our global scientific and clinical resources to further advance the use of cellular therapies to treat certain cancers. There was no activity for the subsidiary since its incorporation through June 30, 2019.

On June 13, 2019, the Company formed a wholly owned subsidiary, International Exosome Association LLC, a Delaware company. There was no activity for the subsidiary since its incorporation through June 30, 2019.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of June 30, 2019 are as follows:

Name of Subsidiaries	Place and date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by AVCO	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in United States of America (“USA”)

Avalon (BVI) Ltd. (“Avalon BVI”)	British Virgin Island January 23, 2017	100% held by AVCO	Dormant, is in process of being dissolved

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by AVCO	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in China

GenExosome Technologies Inc. (“GenExosome”)	Nevada July 31, 2017	60% held by AVCO	Develops proprietary diagnostic and therapeutic products leveraging exosome technology and markets

Beijing Jieteng (GenExosome) Biotech Co., Ltd. (“Beijing GenExosome”)	PRC August 7, 2015	100% held by GenExosome	Provides development services for hospitals and other customers and sells developed items to hospitals and other customers in China

Avactis Biosciences Inc. (“Avactis”)	Nevada July 18, 2018	100% held by AVCO	Integrate and optimize global scientific and clinical resources to further advance cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others to treat certain cancers

International Exosome Association LLC	Delaware June 13, 2019	100% held by AVCO	Provides development services for hospitals and other customers and sells developed items in USA

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $20,054,816 at June 30, 2019, and has incurred recurring net loss and negative cash flow from operating activities of $8,943,752 and $3,920,258 for the six months ended June 30, 2019, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical consulting services to its only four clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey and performing development services for hospitals and other customers and sales of developed products to hospitals and other customers; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and six months ended June 30, 2019 and 2018 include the allowance for doubtful accounts, reserve for obsolete inventory, the useful life of property and equipment and investment in real estate and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements (continued)

At June 30, 2019 and December 31, 2018, intangible assets were measured at fair value on a nonrecurring basis as shown in the following tables.

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2019	Impairment Loss
Patents and other technologies	$-	$-	$1,091,903	$1,091,903	$-

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018	Impairment Loss
Patents and other technologies	$-	$-	$1,255,689	$1,255,689	$-

Cash

Cash consists of cash on hand and cash in banks. The Company maintains cash with various financial institutions in the PRC and United States. At June 30, 2019 and December 31, 2018, cash balances in PRC are $640,253 and $1,216,485, respectively. Since March 31, 2015, balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 73,678) per bank. At June 30, 2019 and December 31, 2018, cash balances in United States are $2,761,051 and $1,035,802, respectively. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At June 30, 2019 and December 31, 2018, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2019		December 31, 2018
United States	$2,761,051	81.2%	$1,035,802	46.0%
China	640,253	18.8%	1,216,485	54.0%
Total cash	$3,401,304	100.0%	$2,252,287	100.0%

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

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable at June 30, 2019 and December 31, 2018. The Company historically has not experienced uncollectible accounts from customers granted with credit sales.

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

Management believes that the tenants receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its tenants receivable at June 30, 2019 and December 31, 2018.

Inventory

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventory may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record a write down in inventory for the difference between the cost and the lower of cost or estimated net realizable value. The reserve and write down are recorded based on estimates. The Company determined that certain raw material and finished goods were impaired and has written off a total of $10,074 in the six months ended June 30, 2019, as compared to none in the six months ended June 30, 2018.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment in Real Estate and Depreciation

Investment in real estate is carried at cost less accumulated depreciation and consists of building and improvement. The Company depreciates real estate building and improvement on a straight-line basis over estimated useful life. Expenditures for ordinary repair and maintenance costs are charged to expense as incurred. Expenditure for improvements, renovations, and replacements of real estate asset is capitalized and depreciated over its estimated useful life if the expenditure qualifies as betterment. Real estate depreciation expense was $39,962 and $31,806 for the three months ended June 30, 2019 and 2018, respectively. Real estate depreciation expense was $79,923 and $63,611 for the six months ended June 30, 2019 and 2018, respectively.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and six months ended June 30, 2019 and 2018 as there was no impairment indicator noted as of the filing date of this report.

Deferred Rental Income

Deferred rental income represents rental income collected but not earned as of the reporting date. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of June 30, 2019 and December 31, 2018, deferred rental income totaled $13,786 and $14,136, respectively.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised goods or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” goods or service (or bundle of goods or services) if both of the following criteria are met:

●	The customer can benefit from the goods or service either on its own or together with other resources that are readily available to the customer (i.e., the goods or service is capable of being distinct).

●	The entity’s promise to transfer the goods or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the goods or service is distinct within the context of the contract).

If a goods or service is not distinct, the goods or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in cost of sales. For the three months ended June 30, 2019 and 2018, shipping and handling costs amounted to $0 and $0, respectively. For the six months ended June 30, 2019 and 2018, shipping and handling costs amounted to $0 and $25, respectively.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company incurred research and development expense in the amount of $949,711 and $263 for the three months ended June 30, 2019 and 2018, respectively. The Company incurred research and development expense in the amount of $1,102,171 and $263 for the six months ended June 30, 2019 and 2018, respectively.

Advertising Costs

All costs related to advertising are expensed as incurred. For the three and six months ended June 30, 2019, advertising costs amounted to $221,222 and $465,822, respectively. We did not incur any advertising expense during the three and six months ended June 30, 2018.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company accounts for its stock-based compensation awards in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and non-employees including grants of stock options, to be recognized as expense in the statements of operations based on their grant date fair values. The Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock.

The Company periodically issues common stock, warrants and common stock options to consultants for various services. Costs of these transactions are measured at the fair value of the service received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2019 and December 31, 2018, the Company had no significant uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax year that remains subject to examination is the years ended December 31, 2018, 2017 and 2016. The Company recognizes interest and penalties related to significant uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2019 and December 31, 2018.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at June 30, 2019 and December 31, 2018 were translated at 6,8668 RMB to $1.00 and at 6.8785 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the six months ended June 30, 2019 and 2018 were 6.7863 RMB and 6.3701 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and six months ended June 30, 2019 and 2018 consisted of net loss and unrealized gain from foreign currency translation adjustment.

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

The following table presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss available to Avalon GloboCare Corp. common shareholders for basic and diluted net loss per share of common stock	$(4,357,224)	$(1,294,394)	$(8,763,040)	$(2,775,973)
Weighted average common stock outstanding - basic and diluted	75,183,354	71,979,678	74,437,336	71,122,356
Net loss per common share attributable to Avalon GloboCare Corp. common shareholders - basic and diluted	$(0.06)	$(0.02)	$(0.12)	$(0.04)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	5,070,000	2,610,000	5,070,000	2,610,000
Warrants	1,714,288	578,891	1,714,288	578,891
Potentially dilutive securities	6,784,288	3,188,891	6,784,288	3,188,891

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Non-controlling Interest

As of June 30, 2019, Dr. Yu Zhou, director and Co-Chief Executive Officer of GenExosome, who owned 40% of the equity interests of GenExosome, which is not under the Company’s control.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 4 – INVENTORY

At June 30, 2019 and December 31, 2018, inventory consisted of the following:

	June 30, 2019	December 31, 2018
Raw material	$12,553	$12,953
Finished goods	448	41
	13,001	12,994
Less: reserve for obsolete inventory	-	-
	$13,001	$12,994

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At June 30, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	June 30, 2019	December 31, 2018
Prepaid professional fees	$279,433	$607,833
Prepaid research and development service fees	3,609	300,000
Prepaid insurance expense	4,640	72,352
Prepaid listing fee	61,667	-
Prepaid dues and subscriptions	12,500	70,000
Other	58,624	96,290
	$420,473	$1,146,475

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

At June 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	Useful life	June 30, 2019	December 31, 2018
Laboratory equipment	5 Years	$422,976	$258,345
Office equipment and furniture	3 – 10 Years	36,791	35,627
Leasehold improvement	Shorter of useful life or lease term	-	24,446
		459,767	318,418
Less: accumulated depreciation		(84,861)	(68,863)
		$374,906	$249,555

For the three months ended June 30, 2019 and 2018, depreciation expense of property and equipment amounted to $23,508 and $10,897, respectively, of which, $818 and $819 was included in real property operating expenses, $17,130 and $5,864 was included in costs of development services and sales of developed products, and $5,560 and $4,214 was included in other operating expenses, respectively.

For the six months ended June 30, 2019 and 2018, depreciation expense of property and equipment amounted to $40,785 and $20,578, respectively, of which, $1,637 and $1,638 was included in real property operating expenses, $30,485 and $9,632 was included in costs of development services and sales of developed products, and $8,662 and $9,308 was included in other operating expenses, respectively.

NOTE 7 – INVESTMENT IN REAL ESTATE

At June 30, 2019 and December 31, 2018, investment in real estate consisted of the following:

	Useful life	June 30, 2019	December 31, 2018
Commercial real property building	39 Years	$7,708,571	$7,708,571
Improvement	12 Years	402,094	391,506
		8,110,665	8,100,077
Less: accumulated depreciation		(300,116)	(220,192)
		$7,810,549	$7,879,885

For the three months ended June 30, 2019 and 2018, depreciation expense of this commercial real property amounted to $39,962 and $31,806, which was included in real property operating expenses.

For the six months ended June 30, 2019 and 2018, depreciation expense of this commercial real property amounted to $79,923 and $63,611, which was included in real property operating expenses.

NOTE 8 – INTANGIBLE ASSETS

At June 30, 2019 and December 31, 2018, intangible assets consisted of the following:

	Useful Life	June 30, 2019	December 31, 2018
Patents and other technologies	5 Years	$1,583,260	$1,583,260
Less: accumulated amortization		(491,357)	(327,571)
		$1,091,903	$1,255,689

For the three months ended June 30, 2019 and 2018, amortization expense amounted to $81,893. For the six months ended June 30, 2019 and 2018, amortization expense amounted to $163,786.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS (continued)

Amortization of intangible assets attributable to future periods is as follows:

Year ending June 30:	Amortization amount
2020	$327,571
2021	327,571
2022	327,571
2023	109,190
$1,091,903

NOTE 9 – EQUITY METHOD INVESTMENT

As of June 30, 2019 and December 31, 2018, equity method investment amounted to $363,002 and $385,162, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon Biotech Co., Ltd. (“Epicon”). Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and the other unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), accounted for 40% and 60% of the total ownership, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three and six months ended June 30, 2019, the Company’s share of Epicon’s net loss was $10,344 and $23,087, respectively, which was included in loss from equity-method investment in the accompanying consolidated statements of operations and comprehensive loss.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	June 30, 2019	December 31, 2018
Current assets	$48,033	$301,714
Noncurrent assets	204,181	7,015
Current liabilities	38	38
Noncurrent liabilities	-	-
Equity	252,177	308,691

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Net revenue	$-	$-
Gross profit	-	-
Loss from operation	25,861	57,717
Net loss	25,861	57,717

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – ACCRUED LIABILITIES AND OTHER PAYABLES

At June 30, 2019 and December 31, 2018, accrued liabilities and other payables consisted of the following:

	June 30, 2019	December 31, 2018
Accrued payroll liability	$109,318	$529,472
Accrued professional fees	484,453	166,077
Lab equipment purchase payable		-
Insurance payable		45,088
Accrued dues and subscriptions	82,776	42,500
Other	70,799	76,213
	$747,346	$859,350

NOTE 11 – LOAN PAYABLE

On April 19, 2017, the Company entered into a loan agreement, providing for the issuance of a loan in the principal amount of $2,100,000. The term of the loan is one year. On May 3, 2018, the Company signed an extension agreement with the maturity date of March 31, 2019. On August 3, 2018, the Company signed an extension agreement for the loan with the maturity date of March 31, 2020. The annual interest rate for the loan is 10%. The loan is guaranteed by the Company’s Chairman, Mr. Wenzhao Lu.  The Company repaid principal of $600,000, $500,000 and $1,000,000 in November 2017, April 2018 and April 2019, respectively. As of June 30, 2019, the outstanding principal balance of the loan was $0.

NOTE 12 – VAT AND OTHER TAXES PAYABLE

At June 30, 2019 and December 31, 2018, VAT and other taxes payable amounted to $10,727 and 4,668, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

Medical Related Consulting Services Revenue from Related Party and Accounts Receivable – Related Party

During the three and six months ended June 30, 2019 and 2018, medical related consulting services revenue from related parties was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Medical related consulting services provided to:
Beijing Daopei (1)	$41,648	$141,996	$55,908	$141,996
Shanghai Daopei (2)	14,180	-	14,180	-
Hebei Daopei (3)	55,606	-	55,606	-
	$111,434	$141,996	$125,694	$141,996

(1)	Beijing Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.
(2)	Shanghai Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.
(3)	Hebei Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.

Accounts receivable – related party, net of allowance for doubtful accounts, at June 30, 2019 and December 31, 2018 amounted to $58,251 and $0, respectively, and no allowance for doubtful accounts is deemed to be required on accounts receivable – related party at June 30, 2019 and December 31, 2018.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS (continued)

Prepaid Expenses – Related Parties

As of June 30, 2019 and December 31, 2018, the Company made prepayment of $0 and $1,897, respectively, to David Jin, its shareholder, chief executive officer, president and board member, for business travel reimbursement, which have been included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

As of June 30, 2019 and December 31, 2018, the Company made prepayment of $0 and $32,293, respectively, to Meng Li, its shareholder and chief operating officer, for business travel reimbursement, which have been included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

Advance from Customer – Related Party

At June 30, 2019 and December 31, 2018, advance from customer – related party amounted to $0 and $14,829, respectively, which represents prepayment received from our related party, Beijing Daopei, for medical related consulting services. When the services are performed, the amount recorded as advance from customer – related party is recognized as revenue.

Accrued Liabilities and Other Payables – Related Parties

At June 30, 2019 and December 31, 2018, the Company owed Luisa Ingargiola, its chief financial officer, of $36,806 and $0, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Due to Related Party

In connection with the acquisition discussed elsewhere in this report, the Company acquired Beijing GenExosome in cash payment of $450,000. On October 25, 2017, Dr. Yu Zhou, the former sole shareholder of Beijing GenExosome, was appointed to the board of directors of GenExosome and served as co-chief executive officer of GenExosome. As of June 30, 2019 and December 31, 2018, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, co-chief executive officer and board member of GenExosome, and reflected as due to related party on the accompanying consolidated balance sheets.

Real Property Management Agreement

The Company pays a company, which is controlled by Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, for the management of its commercial real property located in New Jersey. The property management agreement commenced on May 25, 2017 and expired in March 2019. On March 1, 2019, the Company entered into a contract with a third-party consultant to manage its real property till February 2020. For the three months ended June 30, 2019 and 2018, the management fee related to the property management agreement amounted to $30,753 and $16,251, respectively. For the six months ended June 30, 2019 and 2018, the management fee related to the property management agreement amounted to $54,087 and $32,502, respectively.

Note Payable – Related Party

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022.

As of June 30, 2019, the outstanding principal balance of the note and related accrued and unpaid interest for the note was $1,000,000 and $14,583, respectively.

Office Space from Related Party

Beijing GenExosome uses office space of a related party, free of rent, which is considered immaterial.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – DERIVATIVE LIABILITIES

On April 25, 2019, the Company issued 1,714,288 five-year warrants to several third party institutional investors in a registered direct offering (see Note 15). The warrants include the fundamental transaction provisions and the exercise price of the warrants is protected against down-round financing throughout the term of the warrants. Upon evaluation, the warrants meet the definition of derivative liabilities under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as derivative liabilities of $3,517,241 on the issuance date, April 25, 2019. The estimated fair value of the warrants were computed at issuance using Black-Scholes option-pricing model, with the following assumptions: stock price of $2.82, volatility of 100.87%, risk-free rate of 2.33%, annual dividend yield of 0% and expected life of 5 years.

The estimated fair value of the outstanding warrant as derivative liabilities was $3,055,748 at June 30, 2019. The estimated fair value of the warrants were computed as of June 30, 2019 using Black-Scholes option-pricing model, with the following assumptions: stock price of $2.60, volatility of 97.69%, risk-free rate of 1.76%, annual dividend yield of 0% and expected life of 4.82 years.

Increases or decreases in fair value of the derivative liabilities are included as a component of total other income / expenses in the accompanying consolidated statements of operations for the respective period. The changes to the derivative liabilities for the warrants resulted in a decrease of $461,493 in the derivative liabilities and the corresponding increase in other income as a gain for the three and six months ended June 30, 2019.

NOTE 15 – EQUITY

Shares Authorized

The Company is authorized to issue 10,000,000 shares of preferred stock and 490,000,000 shares of common shares with a par value of $0.0001 per share.

There are no shares of its preferred stock issued and outstanding as of June 30, 2019 and December 31, 2018.

There are 76,175,639 and 73,830,751 shares of its common stock issued as of June 30, 2019 and December 31, 2018, respectively.

There are 75,655,639 and 73,310,751 shares of its common stock outstanding as of June 30, 2019 and December 31, 2018, respectively.

Common Shares Issued for Warrant Exercise

On January 9, 2019, the Company issued 350,856 shares of its common stock upon cashless exercise of warrants to purchase 578,891 shares of common stock.

Common Shares Issued for Option Exercise

On February 27, 2019, the Company issued 158,932 shares of its common stock upon cashless exercise of options to purchase 200,000 shares of common stock.

Common Shares Issued for Service Fee

On April 1, 2019, the Company issued a total of 120,812 shares of its common stock in payment of service fee from certain consultants.

Units Sold for Cash

On April 25, 2019, the Company entered into a purchase agreement with several third party institutional investors for the purchase of 1,714,288 units in a registered direct offering, for gross proceeds of $6,000,008 before placement agent fees and other offering expenses payable by the Company. Each unit was sold at a public offering price of $3.50 and consists of one share of common stock and a warrant to purchase one share of common stock. The Company received net cash proceeds of $5,103,704, net of cash paid for placement agent fees and other offering expenses.

The warrants are exercisable immediately as of the date of issuance (the “Initial Exercise Date”), at an exercise price of $3.50 per share, subject to adjustment as provided in the warrants, and expire on the fifth (5th) anniversary of the Initial Exercise Date. The warrants include anti-dilution rights, which provide that if at any time the warrants are outstanding, the Company issues or is deemed to have issued any common stock or common stock equivalents for consideration less than the then current exercise price of the warrants, the exercise price of such warrants is automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities (subject to adjustment for reverse and forward stock splits, recapitalizations and similar transactions). The warrants include the fundamental transaction provisions and the exercise price of the warrants is protected against down-round financing throughout the term of the warrants. Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances (see Note 14).

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EQUITY (continued)

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at June 30, 2019:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2019	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2019	Weighted Average Exercise Price
$0.50	2,000,000	7.62	$0.50	1,611,111	$0.50
1.49	60,000	2.83	1.49	60,000	1.49
1.00	50,000	3.34	1.00	50,000	1.00
1.00	80,000	1.34	1.00	80,000	1.00
2.50	110,000	3.51	2.50	110,000	2.50
1.00	80,000	1.84	1.00	80,000	1.00
2.30	20,000	3.93	2.30	20,000	2.30
2.30	20,000	4.01	2.30	20,000	2.30
2.80	20,000	4.08	2.80	20,000	2.80
2.80	20,000	4.12	2.80	20,000	2.80
1.00	180,000	2.34	1.00	180,000	1.00
2.75	240,000	4.51	2.75	120,000	2.75
2.00	1,950,000	4.51	2.00	975,000	2.00
4.76	60,000	4.77	4.76	20,000	4.76
2.52	180,000	2.84	2.52	60,000	2.52
$0.50–4.76	5,070,000	5.45	$1.43	3,426,111	$1.25

Stock options granted to employee and director

Employee and director stock option activities for the six months ended June 30, 2019 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	2,280,000	$0.69
Granted	2,250,000	2.15
Terminated / Exercised	-	-
Outstanding at June 30, 2019	4,530,000	$1.41
Options exercisable at June 30, 2019	3,006,111	$1.25
Options expected to vest	1,523,889	$1.75

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EQUITY (continued)

Options (continued)

Stock options granted to employee and director (continued)

The fair values of options granted to employee and director during the six months ended June 30, 2019 and 2018, respectively, were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Dividend rate	0	0
Terms (in years)	5.0	5.0
Volatility	149.74% -150.61%	175.94% - 185.28%
Risk-free interest rate	2.31% - 2.49%	2.25% - 2.78%

The aggregate fair value of the options granted to employee and director during the six months ended June 30, 2019 was $5,956,574, of which, $1,510,545 and $2,935,484 for the three and six months ended June 30, 2019, respectively, has been reflected as compensation and related benefits on the accompanying unaudited condensed consolidated statements of operations because the options were fully earned and non-cancellable.

The aggregate fair value of the options granted to employee and director during the six months ended June 30, 2018 was $337,523, of which, $79,193 and $151,480 for the three and six months ended June 30, 2018, respectively, has been reflected as compensation and related benefits on the accompanying unaudited condensed consolidated statements of operations because the options were fully earned and non-cancellable.

As of June 30, 2019, the aggregate value of nonvested employee and director options was $3,507,201, which will be amortized as stock-based compensation expense as the options are vesting, over the remaining 0.58 years.

The aggregate intrinsic values of the employee and director stock options outstanding and the employee and director stock options exercisable at June 30, 2019 was $5,539,600 and $4,137,933, respectively.

A summary of the status of the Company’s nonvested employee and director stock options granted as of June 30, 2019 and changes during the six months ended June 30, 2019 is presented below:

	Number of Options	Weighted Average Exercise Price	Grant Date Fair Value
Nonvested at December 31, 2018	722,222	$0.50	$902,779
Granted	2,250,000	2.15	5,956,574
Vested	(1,448,333)	(1.76)	(3,352,152)
Nonvested at June 30, 2019	1,523,889	$1.75	$3,507,201

Stock Options Granted to Non-employee

Non-employee stock option activities for the six months ended June 30, 2019 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	560,000	$1.06
Granted	180,000	2.52
Exercised	(200,000)	1.00
Outstanding at June 30, 2019	540,000	1.57
Options exercisable at June 30, 2019	420,000	$1.30
Options expected to vest	-	$-

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EQUITY (continued)

Options (continued)

Stock Options Granted to Non-employee (continued)

The fair values of these non-employee options vested in six months ended June 30, 2019 and 2018, and nonvested non-employee options as of June 30, 2019 and 2018, respectively, were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Dividend rate	0	0
Terms (in years)	3.00 – 5.00	2.51 - 3.0
Volatility	150.35% – 151.70%	172.87% - 188.29%
Risk-free interest rate	2.28% - 2.51%	2.29% - 2.66%

Stock-based compensation expense associated with stock options granted to non-employee is recognized as the stock options vest. The stock-based compensation expense related to non-employee will fluctuate as the fair value of the Company’s common stock fluctuates. Stock-based compensation expense associated with stock options granted to non-employee amounted to $444,732 and $383,042 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the aggregate value of vested and nonvested non-employee options was $905,696, which will be amortized as stock-based compensation expense over the remaining 0.33 years.

The aggregate intrinsic values of the non-employee stock options outstanding and the non-employee stock options exercisable at June 30, 2019 was $557,900 and $548,800, respectively.

A summary of the status of the Company’s nonvested non-employee stock options granted as of June 30, 2019 and changes during the six months ended June 30, 2019 is presented below:

	Number of Options	Weighted Average Exercise Price	Fair Value at June 30, 2019
Nonvested at December 31, 2018	193,333	$1.12
Granted	180,000	2.52
Vested	(193,333)	(1.12)
Forfeited	-	-
Nonvested at June 30, 2019	180,000	$2.52	$-

In the three months ended June 30, 2019, the overall value of common stock granted at unit price below $3.50 and stock options granted at exercise price below $3.50 to non-employee is $490,098.

NOTE 16 – STATUTORY RESERVE

Avalon Shanghai and Beijing GenExosome operate in the PRC, are required to reserve 10% of their net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai and Beijing GenExosome during the six months ended June 30, 2019 as they incurred net losses in the period.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – NONCONTROLLING INTEREST

As of June 30, 2019, Dr. Yu Zhou, director and Co-Chief Executive Officer of GenExsome, who owned 40% of the equity interests of GenExosome, which is not under the Company’s control. The following is a summary of noncontrolling interest activities in the six months ended June 30, 2019.

Amount
Noncontrolling interest at December 31, 2018	$(862,200)
Net loss attributable to noncontrolling interest	(180,712)
Foreign currency translation adjustment attributable to noncontrolling interest	702
Noncontrolling interest at June 30, 2019	$(1,042,210)

NOTE 18 – RESTRICTED NET ASSETS

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

The Company’s PRC subsidiaries’ net assets as of June 30, 2019 and December 31, 2018 did not exceed 25% of the Company’s consolidated net assets. Accordingly, Parent Company’s condensed financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

NOTE 19 – COMMITMENTS AND CONTINCENGIES

Operating Leases

Beijing GenExosome Beijing Office Lease

In March 2019, Beijing GenExosome signed an agreement to lease its office space under operating lease. Pursuant to the signed lease, the annual rent is RMB 7,000 (approximately $1,000). The term of this lease is one year commencing on March 15, 2019 and expires on March 14, 2020. For the three and six months ended June 30, 2019, rent expense related to the lease amounted to $255 and $510, respectively.

Future minimum rental payment required under this operating lease is as follows:

Year Ending June 30:	Amount
2020	$680
Total	$680

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – COMMITMENTS AND CONTINCENGIES (continued)

Avalon Shanghai Office Lease

On January 19, 2017, Avalon Shanghai entered into a lease for office space in Beijing, China, with a third party (the “Beijing Office Lease”). Pursuant to the Beijing Office Lease, the monthly rent is RMB 50,586 (approximately $7,367) with a required security deposit of RMB 164,764 (approximately $23,994). In addition, Avalon Shanghai needs to pay monthly maintenance fees of RMB 4,336 (approximately $631). The term of the Beijing Office Lease is 26 months commencing on January 1, 2017 and expired on February 28, 2019 with two months of free rent in the months of December 2017 and February 2019. On December 27, 2018, Avalon Shanghai signed an extension for the lease with expiration date of February 29, 2020. For the three months ended June 30, 2019 and 2018, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $20,000 and $23,000, respectively. For the six months ended June 30, 2019 and 2018, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $42,000- and $49,000, respectively.

Future minimum rental payment required under the Beijing Office Lease is as follows:

Year Ending June 30:	Amount
2020	$63,985
Total	$63,985

Insurance Premium Financing Agreement

On July 18, 2018, the Company entered into a financing agreement, providing for the issuance of a loan in the principal amount of $108,528. The term of the loan is for a period of 10 months from the execution of the agreement. The annual interest rate for the loan is 6.9%. All of financed amount is used to pay for Directors & Officers Insurance premium. At June 30, 2019 and December 31, 2018, the outstanding principal balance of the loan and related unpaid interest was $0 and $45,088, respectively, which was included in the accrued liabilities and other payables on the accompanying consolidated balance sheets.

Equity Investment Commitment

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within two years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.2 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.5 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of June 30, 2019, Avalon Shanghai has contributed RMB 3,000,000 (approximately $0.4 million) that was included in equity method investment on the accompanying consolidated balance sheets. Avalon Shanghai intends to use its present working capital together with loans/borrowings/equity raise to fund the project cost.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – COMMITMENTS AND CONTINCENGIES (continued)

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

In addition, Avactis is responsible for:

●	Contributing registered capital of RMB 5,000,000 (approximately $730,000) for working capital purposes as required by local regulation, which is not required to be contributed immediately and will be contributed subject to Avactis’ discretion;

●	assist AVAR in setting up its business operations and obtaining all required permits and licenses from the Chinese government;

●	assisting AVAR in recruiting, hiring and retaining personnel;

●	providing AVAR with access to various hospital networks in China to assist in the testing and commercialization of the CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy technology in China;

●	assisting AVAR in managing the Good Manufacturing Practices (GMP) facility and clinic to be developed by AVAR;

●	providing AVAR with advice pertaining to conducting clinicals in China; and

●	Within 6 days of signing the AVAR Agreement, Avactis is required to pay to Arbele $300,000 as a research and development fee with an additional two payments of $300,000 (for a total of $900,000) to be paid upon mutually agreed upon milestones.

Under AVAR Agreement, Arbele shall be responsible for the following:

●	Entering into a License Agreement with AVAR; and

●	Providing AVAR with research and development expertise pertaining to clinical laboratory medicine when hired by AVAR.

As of the date of this report, Avactis has paid $600,000 to Arbele as research and development fee, AVAR is in process of being established and the License Agreement has not been finalized.

NOTE 20 – SEGMENT INFORMATION

For the three and six months ended June 30, 2019 and 2018, the Company operated in three reportable business segments - (1) the real property operating segment, (2) the medical related consulting services segment, and (3) the performing development services for hospitals and other customers and sales of developed products to hospitals and other customers segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three and six months ended June 30, 2019 and 2018 was as follows:

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – SEGMENT INFORMATION (continued)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues
Real property operating	$264,889	$278,872	$531,515	$575,495
Medical related consulting services – related party	111,434	141,996	125,694	141,996
Development services and sales of developed products	23,404	75,225	26,682	86,515
	399,727	496,093	683,891	804,006
Depreciation and amortization
Real property operating	40,780	32,625	81,561	65,249
Medical related consulting services	4,766	3,991	7,706	7,997
Development services and sales of developed products	100,443	87,980	195,853	174,729
	145,989	124,596	285,120	247,975
Interest expense
Real property operating	8,819	24,932	32,877	261,918
Medical related consulting services	-	-	-	-
Development services and sales of developed products	-	-	-	-
	8,819	24,932	32,877	261,918
Net income (loss)
Real property operating	(3,690)	5,617	(102,379)	(232,083)
Medical related consulting services	(54,627)	16,456	(244,697)	(157,018)
Development services and sales of developed products	(230,406)	(196,896)	(478,188)	(297,028)
Other (a)	(4,150,100)	(1,168,992)	(8,118,488)	(2,208,655)
	$(4,438,823)	$(1,343,815)	$(8,943,752)	$(2,894,784)

Identifiable long-lived tangible assets at June 30, 2019 and December 31, 2018	June 30, 2019	December 31, 2018
Real property operating	$7,810,549	$7,898,224
Medical related consulting services	3,417	6,852
Development services and sales of developed products	371,489	224,364
	$8,185,455	$8,129,440

Identifiable long-lived tangible assets at June 30, 2019 and December 31, 2018	June 30, 2019	December 31, 2018
United States	$7,907,804	$7,898,806
China	277,651	230,634
	$8,185,455	$8,129,440

(a)	The Company does not allocate any interest expense and general and administrative expense of its being a public company activities to its reportable segments as these activities are managed at a corporate level.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2019	2018	2019	2018
A (Beijing Daopei, a related party)	14.0%	29%	8.2%	18%
B (Hebei Daopei, a related party)	13.9%	16%	8.1%	20%
C	20.2%	11%	23.8%	13%
D	13.5%	*	15.9%	11%

*	Less than 10%

Three customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and accounts receivable – related party and tenants receivable at June 30, 2019, accounted for 83.5%  of the Company’s total outstanding accounts receivable and accounts receivable – related party and tenants receivable at June 30, 2019.

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and accounts receivable – related party and tenants receivable at December 31, 2018, accounted for 56.0% of the Company’s total outstanding accounts receivable and accounts receivable – related party and tenants receivable at December 31, 2018.

Suppliers

Four suppliers accounted for 10% or more of the Company’s purchase during the three and six months ended June 30, 2019. Three suppliers accounted for 10% or more of the Company’s purchase during the three and six months ended June 30, 2018.

Four suppliers, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at June 30, 2019, accounted for 87.5% of the Company’s total outstanding accounts payable at June 30, 2019.

Three supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2018, accounted for 95.5% of the Company’s total outstanding accounts payable at December 31, 2018.

Concentrations of Credit Risk

At June 30, 2019 and December 31, 2018, cash balances in the PRC are $640,253 and $1,216,485, respectively, are uninsured. The Company has not experienced any losses in PRC bank accounts and believes it is not exposed to any risks on its cash in PRC bank accounts.

The Company maintains its cash in United States bank and financial institution deposits that at times may exceed federally insured limits. At June 30, 2019 and December 31, 2018, the Company’s cash balances in United States bank accounts had approximately $2,761,051 and $239,000 in excess of the federally-insured limits, respectively. The Company has not experienced any losses in its United States bank accounts through and as of the date of this report.

NOTE 22 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 26, 2019. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless otherwise indicated, references to the “Company”, “us” or “we” refer to Avalon GloboCare Corp. and its consolidated subsidiaries.

Overview

Avalon GloboCare Corp. is a clinical-stage, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy and exosome technology. Avalon also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth, development, as well as competitiveness in healthcare and CellTech industry markets.

Avalon’s subsidiary and joint venture structure contribute to investor flexibility and R&D focus, enabling Avalon to establish our leading role in the fields of immune effector cell therapy (including CAR-T and CAR-NK), exosome-based regenerative therapeutics (our ACTEXTM platform), as well as “liquid biopsy” diagnostics.

Avalon achieves and fosters seamless integration of unique verticals to bridge and accelerate innovative research, bio-process development, clinical programs and product commercialization.

Avalon’s upstream innovative research includes:

-	Co-development of Avalon Clinical-grade Tissue-specific Exosome (“ACTEXTM”) with Weill Cornell Medicine

-	Novel therapeutic and diagnostic targets development utilizing QTY-code protein design technology with Massachusetts Institute of Technology (MIT)

-	Co-development of next generation, transposon-based, multi-target CAR-T, CAR-NK and other immune effector cell therapeutic modalities with Arbele Corp.

Avalon’s midstream bio-processing and bio-production facility is located in Nanjing, China with state-of-the-art, automated GMP and QC/QA infrastructure for standardized bio-manufacturing of clinical-grade cellular products involved in our clinical programs in immune effector cell therapy, regenerative therapeutics, as well as bio-banking.

Avalon’s downstream medical team and facility consists of top-rated affiliated hospital network and experts specialized in hematology, oncology, cellular immunotherapy, hematopoietic stem/progenitor cell transplant, as well as regenerative therapeutics. Our major clinical programs include:

AVA-001: Avalon has initiated its first-in-human clinical trial of CD19 CAR-T candidate, AVA-001 in August 2019 at the Hebei Yanda Lu Daopei Hospital and Beijing Lu Daopei Hospital in China (the world’s single largest CAR-T treatment network with over 600 patients being treated with CAR-T) for the indication of relapsed/refractory B-cell acute lymphoblastic leukemia and non-Hodgkin Lymphoma. The AVA-001 candidate is characterized by the utilization of 4-1BB (CD137) co-stimulatory signaling pathway, conferring a strong anti-cancer activity during pre-clinical study. It also features a shorter bio-manufacturing time which leads to advantage of prompt treatment to patients with these dreadful hematologic malignancies. Avalon plans to recruit 20 patients (under registered clinical trial NCT03952523) for safety and efficacy studies.

AVA-101: Avalon’s transposon-based, multi-targeted CAR-T candidate, AVA-101 (co-developed with Arbele Corp.) will enter pre-clinical process development and validation phase during Q3 2019 as scheduled. AVA-101 features non-viral, transposon-engineered CAR-T with multiple anti-cancer targets, as well as possessing molecular safety-switch mechanism to minimize the side effects, such as cytokine release syndrome and neurotoxicity, often associated with conventional CAR-T cellular therapy. Avalon anticipates this next generation of potentially more effective and safer CAR-T candidate will proceed to first-in-human clinical study in later part of 2020.

AVA-202: Avalon has recently completed the standardized bio-production process of tissue-specific, clinical-grade exosomes, a co-development endeavor with Weill Cornell Medicine with focus on angiogenic exosomes derived from endothelial cells which promote blood vessel formation and wound healing. Avalon is further developing this technology platform into a therapeutic candidate, AVA-202, and plan to initiate international multi-centered clinical studies in unmet medical areas of vascular diseases and wound healing, including treatment of diabetic foot ulcer.

The commercialization phase of Avalon’s ACTEXTM-based product development is underway to enter the markets of skin care, scar removal, and hair growth through in-house development and strategic partnership.

In the period ending June 30, 2019 we generated revenue by selling exosome isolation systems in China through our joint venture GenExosome Technologies, Inc. In addition, we provide medical related consulting services in advanced areas of immunotherapy and second opinion/referral services through our wholly-owned subsidiary Avalon (Shanghai) Healthcare Technology Co., Ltd., or Avalon Shanghai. We also own and operate rental commercial real property in New Jersey, where we are headquartered. Recent feedback received from our research partners is that our exosome isolation system does not produce consistent results and does not deliver high exosome yields and concentrations. It is unclear if this is a result of incorrect use of the system or a flaw in the underlying system. As a result, we have discontinued sales of these isolation systems until we complete our internal assessment and determine if the system is viable for broad commercial use.

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

In addition, Avactis is responsible for:

●	Contributing registered capital of RMB 5,000,000 (approximately $730,000) for working capital purposes as required by local regulation, which is not required to be contributed immediately and will be contributed subject to Avactis’ discretion;

●	assist AVAR in setting up its business operations and obtaining all required permits and licenses from the Chinese government;

●	assisting AVAR in recruiting, hiring and retaining personnel;

●	providing AVAR with access to various hospital networks in China to assist in the testing and commercialization of the CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy technology in China;

●	assisting AVAR in managing the Good Manufacturing Practices (GMP) facility and clinic to be developed by AVAR;

●	providing AVAR with advice pertaining to conducting clinicals in China; and

●	Within 6 days of signing the AVAR Agreement, Avactis is required to pay to Arbele $300,000 as a research and development fee with an additional two payments of $300,000 (for a total of $900,000) to be paid upon mutually agreed upon milestones.

Under AVAR Agreement, Arbele shall be responsible for the following:

●	Entering into a License Agreement with AVAR; and

●	Providing AVAR with research and development expertise pertaining to clinical laboratory medicine when hired by AVAR.

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

Going Concern

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our only four clients who are related parties and generating rental revenue from our income-producing real estate property in New Jersey and performing development services for hospitals and other customers and sales of developed products to hospitals and other customers; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had an accumulated deficit of $20,054,816 at June 30, 2019, and incurred recurring net loss and negative cash flows from operating activities of $8,943,752 and $3,920,258 for the six months ended June 30, 2019, respectively. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised goods or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” goods or service (or bundle of goods or services) if both of the following criteria are met:

The customer can benefit from the goods or service either on its own or together with other resources that are readily available to the customer (i.e., the goods or service is capable of being distinct).

The entity’s promise to transfer the goods or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the goods or service is distinct within the context of the contract).

If a goods or service is not distinct, the goods or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

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

Non-controlling Interest

As of June 30, 2019, Dr. Yu Zhou, director and co- chief executive officer of GenExosome, who owned 40% of the equity interests of GenExosome, which is not under our control.

Recent Accounting Pronouncements

For details of applicable new accounting standards, please, refer to Recent Accounting Pronouncements in Note 3 of our consolidated financial statements accompanying this report.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

Revenues

For the three months ended June 30, 2019, we had real property rental revenue of $264,889, as compared to $278,872 for the three months ended June 30, 2018, a decrease of $13,983, or 5.0%. For the six months ended June 30, 2019, we had real property rental revenue of $531,515, as compared to $575,495 for the six months ended June 30, 2018, a decrease of $43,980, or 7.6%. The decrease in the six months ended June 30, 2019 was primarily attributable to the loss of a tenant in December 2018.

For the three months ended June 30, 2019, we had medical related consulting services revenue from related party of $111,434, as compared to $141,996 for the three months ended June 30, 2018, a decrease of $30,562, or 21.5%. For the six months ended June 30, 2019, we had medical related consulting services revenue from related party of $125,694, as compared to $141,996 for the six months ended June 30, 2018, a decrease of $16,302, or 11.5%. The decrease was primarily attributable to business fluctuation period over period.

For the three months ended June 30, 2019, we had revenue from contract services through performing development services for hospitals and other customers and sales of developed products to hospitals and other customers of $23,404, as compared to $75,225 for the three months ended June 30, 2018, a decrease of $51,821, or 68.9%. For the six months ended June 30, 2019, we had revenue from contract services through performing development services for hospitals and other customers and sales of developed products to hospitals and other customers of $26,682, as compared to $86,515 for the six months ended June 30, 2018, a decrease of $59,833, or 69.2%. The decrease was mainly attributable to business fluctuation period over period.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended June 30, 2019, our real property operating expenses amounted to $192,676, as compared to $195,941 for the three months ended June 30, 2018, a decrease of $3,265, or 1.7%. For the six months ended June 30, 2019, our real property operating expenses amounted to $423,435, as compared to $406,215 for the six months ended June 30, 2018, an increase  of $17,220 or 4.2%. The change in three and six months ended June 30, 2019 was mainly due to increase in real property management fee.

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

For the three months ended June 30, 2019, costs of medical related consulting services amounted to $95,375, as compared to $124,715 for the three months ended June 30, 2018, a decrease of $29,340, or 23.5%, which mainly attributable to the decrease in revenue. For the six months ended June 30, 2019, costs of medical related consulting services amounted to $108,466, as compared to $124,715 for the six months ended June 30, 2018, a decrease of $16,249, or 13.0%, which mainly attributable to the decrease in revenue.

Costs of development services and sales of developed products include inventory costs, materials and supplies costs, internal labor and related benefits, depreciation, other overhead costs and shipping and handling costs incurred.

For the three months ended June 30, 2019, costs of development services for hospitals and other customers and sales of developed products to hospitals and other customers amounted to $31,784, as compared to $42,093 for the three months ended June 30, 2018, a decrease of $10,309, or 24.5%. For the six months ended June 30, 2019, costs of development services for hospitals and other customers and sales of developed products to hospitals and other customers amounted to $62,091, as compared to $58,613 for the six months ended June 30, 2018, an increase of $3,478, or 5.9%. The increase in the six months ended June 30, 2019 was mainly due to (i) the increase in depreciation related to our newly purchased manufacturing equipment which we started depreciating from the fourth quarter of 2018 and the first quarter of 2019; (ii) the slight increase in labor costs.

Real Property Operating Income

Our real property operating income for the three months ended June 30, 2019 was $72,213, representing a decrease of $10,718, or 12.9%, as compared to $82,931 for the three months ended June 30, 2018. Our real property operating income for the six months ended June 30, 2019 was $108,080, representing a decrease of $61,200, or 36.2%, as compared to $169,280 for the six months ended June 30, 2018. The three and six months decrease was mainly attributable the decrease in rental revenue resulting from the loss of a tenant.

Gross Profit from Medical Related Consulting Services and Gross Margin

Gross profit from medical related consulting services for the three months ended June 30, 2019 was $16,059, as compared to $17,281 for the three months ended June 30, 2018, a change of $1,222, or 7.1%. Gross profit from medical related consulting services for the six months ended June 30, 2019 was $17,228, as compared to $17,281 for the six months ended June 30, 2018, a change of $53, or 0.3%.

Gross margin increased to 14.4% for the three months ended June 30, 2019 from gross margin of 12.2% for the three months ended June 30, 2018. Gross margin increased to 13.7% for the six months ended June 30, 2019 from gross margin of 12.2% for the six months ended June 30, 2018. The increase in gross margin for the three and six months ended June 30, 2019 as compared to the corresponding 2018 periods were primarily attributable to business fluctuation period over period.

Gross Profit from Development Services and Sales of Developed Products and Gross Margin

Our gross loss from development services and sales of developed products for the three months ended June 30, 2019 was $8,380, as compared to gross profit $33,132 for the three months ended June 30, 2018, a change of $41,512, or 125.3%. Our gross loss from development services and sales of developed products for the six months ended June 30, 2019 was $35,409, as compared to gross profit $27,902 for the six months ended June 30, 2018, a change of $63,311, or 226.9%.

Gross margin decreased to -35.8% for the three months ended June 30, 2019 from 44.0% for the three months ended June 30, 2018. Gross margin decreased to -132.7% for the six months ended June 30, 2019 from 32.3% for the six months ended June 30, 2018. The decrease in gross margin for the three and six months ended June 30, 2019 as compared to the comparable 2018 periods were primarily attributable to the significant decrease in revenue.

Other Operating Expenses

For the three and six months ended June 30, 2019 and 2018, other operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Advertising expenses	$221,222	$-	$465,822	$-
Compensation and related benefits	2,100,178	487,452	4,200,333	1,026,266
Professional fees	792,486	593,025	2,260,712	1,164,797
Research and development	949,711	263	1,102,171	263
Amortization	81,893	81,893	163,786	163,786
Travel and entertainment	109,578	82,085	297,014	140,033
Other general and administrative	168,576	101,880	409,126	247,291
	$4,423,644	$1,346,598	$8,898,964	$2,742,436

●	For the three and six months ended June 30, 2019, we incurred advertising expenses of $221,222 and $465,822, respectively, to publicize and enhance our image. We did not incur any advertising expenses in the three and six months ended June 30, 2018.

●	For the three months ended June 30, 2019, compensation and related benefits increased by $1,612,726, or 330.8%, as compared to the three months ended June 30, 2018. The significant increase was primarily attributable to an increase in compensation of approximately $1,300,000 which reflected the value of options granted and vested to our management in the second quarter of 2019. For the six months ended June 30, 2019, compensation and related benefits increased by $3,174,067, or 309.3%, as compared to the six months ended June 30, 2018. The significant increase was primarily attributable to an increase in compensation of approximately $2,500,000 which reflected the value of options granted and vested to our management in the six months ended June 30, 2019.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to being a public company. For the three months ended June 30, 2019, professional fees increased by $199,461, or 33.6%, as compared to the three months ended June 30, 2018. The increase was mainly attributable to an increase in investor relations of approximately $310,000 reflecting our business expansion. For the six months ended June 30, 2019, professional fees increased by $1,095,915, or 94.1%, as compared to the six months ended June 30, 2018. The increase was mainly attributable to an increase in consulting fees of approximately $785,000 due to the increase in use of consulting services providers and an increase in investor relations of approximately $283,000 reflecting our business expansion.

●	For the three months ended June 30, 2019, research and development expenses increased by $949,448, as compared to the three months ended June 30, 2018. We spent $949,711 in research and development activities related to the development of proprietary diagnostic and therapeutic products leveraging exosome technology and optimization of Exosome Isolation Systems in the quarter ended June 30, 2019. For the six months ended June 30, 2019, research and development expenses increased by $1,101,908, as compared to the six months ended June 30, 2018. We spent $1,102,171 in research and development activities related to the development of proprietary diagnostic and therapeutic products leveraging exosome technology and optimization of Exosome Isolation Systems in the first quarter of 2019.

●	Amortization expense from intangible assets remained materially consistent with prior year comparable periods.

●	For the three months ended June 30, 2019, travel and entertainment expense increased by $27,493, or 33.5%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, travel and entertainment expense increased by $156,981, or 112.1%, as compared to the six months ended June 30, 2018. The increase was mainly due to increased business travel activities incurred and increased entertainment expenditure in order to enhance our visibility in the three and six months ended June 30, 2019.

●	Other general and administrative expenses mainly consisted of academic sponsorship, Directors and Officers Insurance, and other miscellaneous items. For the three months ended June 30, 2019, other general and administrative expenses increased by $66,696, or 65.5%, as compared to the three months ended June 30, 2018. The increase was primarily due to an increase in Directors and Officers Insurance of approximately $33,000 and other various items of approximately $33,000. For the six months ended June 30, 2019, other general and administrative expenses increased by $161,835, or 65.4%, as compared to the six months ended June 30, 2018. The increase was primarily due to an increase in Directors and Officers Insurance of approximately $67,000, and an increase in other various items of approximately of $95,000.

Loss from Operations

As a result of the foregoing, for the three months ended June 30, 2019, loss from operations amounted to $4,343,752, as compared to $1,213,254 for the three months ended June 30, 2018, a change of $3,130,498, or 258.0%. As a result of the foregoing, for the six months ended June 30, 2019, loss from operations amounted to $8,809,065, as compared to $2,527,973 for the six months ended June 30, 2018, a change of $6,281,092, or 248.5%.

Other Income (Expense)

Other income (expense) mainly includes interest expense and loss from equity-method investment.

Other expense, net, totaled $95,071 for the three months ended June 30, 2019, as compared to other expense, net, of $130,561 for the three months ended June 30, 2018, a change of $35,490, which was primarily attributable to a decrease in Foreign currency transaction loss of $106,929 And an increase in gain from change in derivative liabilities of approximately $461,000, offset by an increase in financing costs of approximately $525,000.

Other expense, net, totaled $134,687 for the six months ended June 30, 2019, as compared to other expense, net, $366,811 for the six months ended June 30, 2018, a change of $232,124, which was primarily attributable to a decrease in Foreign currency transaction loss of $106,929, and a decrease in interest expense of approximately $227,399.

Income Taxes

We did not have any income taxes expense for the three and six months ended June 30, 2019 and 2018 since we incurred losses in the periods.

Net Loss

As a result of the factors described above, our net loss was $4,438,823 for the three months ended June 30, 2019, as compared to $1,343,815 for the three months ended June 30, 2018, a change of $3,095,008 or 230.3%. As a result of the factors described above, our net loss was $8,943,752 for the six months ended June 30, 2019, as compared to $2,894,784 for the six months ended June 30, 2018, a change of $6,048,968 or 209.0%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $4,357,224 or $(0.06) per share (basic and diluted) for the three months ended June 30, 2019, as compared with $1,294,394, or $(0.02) per share (basic and diluted) for the three months ended June 30, 2018, a change of $3,062,830 or 236.6%.

The net loss attributable to Avalon GloboCare Corp. common shareholders was $8,763,040 or $(0.12) per share (basic and diluted) for the six months ended June 30, 2019, as compared with $2,775,973, or $(0.04) per share (basic and diluted) for the six months ended June 30, 2018, a change of $5,987,067 or 215.7%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon (BVI) Ltd. (dormant, is in process of being dissolved), Avalon RT 9, GenExosome, and Avactis is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing GenExosome, is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $34,103 and a foreign currency translation loss of $96,207 for the three months ended June 30, 2019 and 2018, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $9,379 and a foreign currency translation loss of $43,369 for the six months ended June 30, 2019 and 2018, respectively. This non-cash gain had the effect of decreasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $4,472,926 and $1,440,022 for the three months ended June 30, 2019 and 2018, respectively. As a result of our foreign currency translation adjustment, we had comprehensive loss of $8,934,373 and $2,938,153 for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2019 and December 31, 2018, we had cash balance of approximately $3,400,000 and $2,252,000, respectively. These funds are kept in financial institutions located as follows:

Country:	June 30, 2019		December 31, 2018
United States	$2,761,051	81.2%	$1,035,802	46.0%
China	640,253	18.8%	1,216,485	54.0%
Total cash	$3,401,304	100.0%	$2,252,287	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2018 to June 30, 2019:

			December 31, 2018 to June 30, 2019
	June 30, 2019	December 31, 2018	Change	Percentage Change
Working capital:
Total current assets	$3,992,379	$3,625,432	$366,947	10.1%
Total current liabilities	1,034,793	1,141,720	(106,927)	(9.4)%
Working capital	$2,957,586	$2,483,712	$473,874	19.1%

Our working capital increased by $473,874 to working capital of $2,957,586 at June 30, 2019 from working capital of $2,483,712 at December 31, 2018. The increase in working capital was primarily attributable to an increase in cash of approximately $1,150,000, an increase in accounts receivable of approximately $91,000, a decrease in interest payable of approximately $75,000, a decrease in accrued liabilities and other payables of approximately $112,000, and a decrease in security deposit of approximately $100,000, offset by a decrease in prepaid expenses – related parties of approximately $34,000, a decrease in prepaid expenses and other current assets of approximately $726,000, and an increase in accounts payable of approximately $40,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following summarizes the key components of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net cash used in operating activities	$(3,920,258)	$(2,200,042)
Net cash used in investing activities	(150,988)	(197,953)
Net cash provided by financing activities	5,103,704	3,034,143
Effect of exchange rate on cash	116,559	(19,865)
Net increase in cash	$1,149,017	$616,283

Net cash flow used in operating activities for the six months ended June 30, 2019 was $3,920,258, which primarily reflected our net loss of approximately $8,943,752, and the changes in operating assets and liabilities, primarily consisting of a decrease in change in fair value of warrant derivative liability of approximately $460,000,a decrease in accrued labilities and other payables of approximately $473,000, a decrease in interest payable of approximately $75,000, and a decrease in accounts receivable of approximately $92,000 offset by an increase in prepaid expenses and other current assets of approximately $380,000, an increase in allocation of financing expense of approximately $526,000, an increase in security deposit of approximately $100,000,and the add-back of non-cash items consisting of depreciation and amortization of approximately $285,000, stock-based compensation expense of approximately $4,718,000, and loss on equity method investment of approximately $23,000.

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

Net cash flow used in investing activities was $150,988 for the six months ended June 30, 2019 as compared to $197,953 for the six months ended June 30, 2018. During the six months ended June 30, 2019, we made payment for purchase of property and equipment of approximately $140,000 and made payment for improvement of commercial real estate of approximately $11,000. During the six months ended June 30, 2018, we made payment for purchase of property and equipment of approximately $10,000, made prepayment for purchase of long-term assets of approximately $23,000, and made payment for improvement of commercial real estate of approximately $165,000.

Net cash flow provided by financing activities was $5,103,704 for the six months ended June 30, 2019 as compared to net cash flow provided by financing activities of $3,034,143 for the six months ended June 30, 2018. During the six months ended June 30, 2019, we received proceeds from note payable – related party of $1,000,000, net proceeds from financing of approximately $5,104,000, offset by repayment of $1,000,000 made for loan payable. During the six months ended June 30, 2018, we received net proceeds from equity offering of approximately $5,057,000, offset by repayments made for loan of approximately $500,000, repurchase of common stock of approximately $523,000, and refund for refundable deposit in connection with Share Subscription Agreement of approximately $1,000,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2019, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Office leases commitment	$64,665	$64,665	$-	$-	$-
Acquisition consideration	100,000	100,000	-	-	-
Note payable – related party (principal)	1,000,000	-	1,000,000	-	-
Accrued interest	14,583	14,583	-	-	-
Equity investment obligation	1,019,398	509,699	509,699	-	-
Joint venture commitment	11,028,141	-	5,514,070	5,514,071	-
Total	$13,226,787	$668,947	$7,023,769	$5,514,071	$-

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended June 30, 2019 and 2018, we had unrealized foreign currency translation loss of approximately $34,000 and unrealized foreign currency translation loss of approximately $96,000, respectively, because of changes in the exchange rate. For the six months ended June 30, 2019 and 2018, we had unrealized foreign currency translation gain of approximately $9,400 and unrealized foreign currency translation loss of approximately $43,000, respectively, because of changes in the exchange rate.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2019, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of June 30, 2019 due to the significant deficiencies caused by the lack of segregation of duties resulting from our small size, which we previously reported in our Form 10-K Annual Report for the year ended December 31, 2018 (“2018 10-K”), has not yet been remediated.

Changes in Internal Controls Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On August 14, 2019, Genexosome Technologies Inc. (“Genexosome”) terminated Yu Zhou as Co-Chief Executive Officer. In addition, Dr. Zhou’s Executive Retention Agreement was also terminated. Dr. Jin, Chief Executive Officer of the Company, will continue to serve as Chief Executive Officer of Genexosome.

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

AVALON GLOBOCARE CORP.
(Registrant)

Date: August 15, 2019	By:	/s/ David K. Jin
David K. Jin
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 15, 2019	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)