Form 10-Q
period 2019-09-30
Avalon GloboCare Corp.
filed 2019-11-14
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AVCO	The NASDAQ Capital Market

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 14, 2019
Common Stock, $0.0001 par value per share	75,771,056 shares

AVALON GLOBOCARE CORP.

FORM 10-Q

September 30, 2019

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

Unless otherwise indicated, references in this report to “we,” “us”, “Avalon” or the “Company” refer to Avalon GloboCare Corp. and its consolidated subsidiaries.

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,072,340	$2,252,287
Accounts receivable, net of allowance for doubtful accounts	9,325	9,739
Accounts receivable - related party, net of allowance for doubtful accounts	167,870	-
Tenants receivable, net of allowance for doubtful accounts	57,531	42,484
Security deposit	24,979	127,263
Prepaid expenses - related parties	-	34,190
Prepaid expenses and other current assets	475,113	1,159,469

Total Current Assets	1,807,158	3,625,432

NON-CURRENT ASSETS:
Prepayment for long-term assets	25,180	-
Property and equipment, net	624,592	249,555
Investment in real estate, net	7,775,981	7,879,885
Intangible assets, net	-	1,255,689
Equity method investment	436,100	385,162

Total Non-current Assets	8,861,853	9,770,291

Total Assets	$10,669,011	$13,395,723

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued liabilities and other payables	$1,503,659	$960,191
Accrued liabilities and other payables - related parties	154,692	114,829
Tenants’ security deposit	78,237	66,700
Derivative liabilities	2,595,611	-

Total Current Liabilities	4,332,199	1,141,720

NON-CURRENT LIABILITIES:
Loan payable - noncurrent portion	-	1,000,000
Note payable - related party	590,000	-

Total Non-current Liabilities	590,000	1,000,000

Total Liabilities	4,922,199	2,141,720

Commitments and Contingencies - (Note 16)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 76,291,056 shares issued and 75,771,056 shares outstanding at September 30, 2019; 73,830,751 shares issued and 73,310,751 shares outstanding at December 31, 2018	7,629	7,383
Additional paid-in capital	31,983,760	24,153,378
Less: common stock held in treasury, at cost; 520,000 shares at September 30, 2019 and December 31, 2018	(522,500)	(522,500)
Accumulated deficit	(23,913,011)	(11,291,776)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(302,023)	(236,860)
Total Avalon GloboCare Corp. stockholders’ equity	7,260,433	12,116,203
Non-controlling interest	(1,513,621)	(862,200)

Total Equity	5,746,812	11,254,003

Total Liabilities and Equity	$10,669,011	$13,395,723

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUES
Real property rental	$264,141	$272,444	$795,656	$847,939
Medical related consulting services - related parties	108,520	71,398	234,214	213,394
Development services and sales of developed products	10,555	69,661	37,237	156,176
Total Revenues	383,216	413,503	1,067,107	1,217,509

COSTS AND EXPENSES
Real property operating expenses	193,738	190,899	617,173	597,114
Medical related consulting services - related parties	94,442	64,196	202,908	188,911
Development services and sales of developed products	41,808	40,386	103,899	98,999
Total Costs and Expenses	329,988	295,481	923,980	885,024

REAL PROPERTY OPERATING INCOME	70,403	81,545	178,483	250,825
GROSS PROFIT FROM MEDICAL RELATED CONSULTING SERVICES	14,078	7,202	31,306	24,483
GROSS (LOSS) PROFIT FROM DEVELOPMENT SERVICES AND SALES OF DEVELOPED PRODUCTS	(31,253)	29,275	(66,662)	57,177

OTHER OPERATING EXPENSES:
Compensation and related benefits	2,187,959	569,915	6,388,292	1,596,181
Research and development expenses	265,139	1,384	1,367,310	1,647
Other general and administrative	2,066,466	1,926,141	5,662,926	3,642,048
Impairment loss	1,010,011	-	1,010,011	-

Total Other Operating Expenses	5,529,575	2,497,440	14,428,539	5,239,876

LOSS FROM OPERATIONS	(5,476,347)	(2,379,418)	(14,285,412)	(4,907,391)

OTHER INCOME (EXPENSE)
Interest expense	(2,356)	(25,205)	(36,875)	(287,123)
Interest expense - related party	(8,842)	-	(23,425)	-
Change in fair value of warrants liabilities	1,160,137	-	1,621,630	-
Financing expense	-	-	(525,418)	-
Loss from equity-method investment	(25,266)	-	(48,353)	-
Foreign currency transaction gain (loss)	16,125	-	16,125	(106,929)
Other income	2,491	1,372	3,918	3,408

Total Other Income (Expense), net	1,142,289	(23,833)	1,007,602	(390,644)

LOSS BEFORE INCOME TAXES	(4,334,058)	(2,403,251)	(13,277,810)	(5,298,035)

INCOME TAXES	-	-	-	-

NET LOSS	$(4,334,058)	$(2,403,251)	$(13,277,810)	$(5,298,035)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(475,863)	(58,581)	(656,575)	(177,392)

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(3,858,195)	$(2,344,670)	$(12,621,235)	$(5,120,643)

COMPREHENSIVE LOSS:
NET LOSS	(4,334,058)	(2,403,251)	(13,277,810)	(5,298,035)
OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(69,388)	(94,069)	(60,009)	(137,438)
COMPREHENSIVE LOSS	$(4,403,446)	$(2,497,320)	$(13,337,819)	$(5,435,473)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(471,411)	(58,794)	(651,421)	(177,564)
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(3,932,035)	$(2,438,526)	$(12,686,398)	$(5,257,909)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.05)	$(0.03)	$(0.17)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	75,665,676	72,573,462	74,859,871	71,611,375

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2019

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number of		Number of		Additional Paid-in	Number of		Accumulated	Statutory	Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2019	-	$-	73,830,751	$7,383	$24,153,378	(520,000)	$(522,500)	$(11,291,776)	$6,578	$(236,860)	$(862,200)	$11,254,003

Issuance of common stock upon cashless exercise of stock options	-	-	350,856	35	(35)	-	-	-	-	-	-	-

Issuance of common stock upon exercise of warrants	-	-	158,932	16	(16)	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	2,272,747	-	-	-	-	-	-	2,272,747

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	44,680	(1,198)	43,482

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	(4,405,816)	-	-	(99,113)	(4,504,929)

Balance, March 31, 2019	-	$-	74,340,539	$7,434	$26,426,074	(520,000)	$(522,500)	$(15,697,592)	$6,578	$(192,180)	$(962,511)	$9,065,303

Stock-based compensation	-	-	-	-	1,524,139	-	-	-	-	-	-	1,524,139

Issuance of common stock for service	-	-	120,812	13	313,788	-	-	-	-	-	-	313,801

Sale of common stock	-	-	1,714,288	171	1,411,710	-	-	-	-	-	-	1,411,881

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(36,003)	1,900	(34,103)

Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	-	(4,357,224)	-	-	(81,599)	(4,438,823)

Balance, June 30, 2019	-	$-	76,175,639	$7,618	$29,675,711	(520,000)	$(522,500)	$(20,054,816)	$6,578	$(228,183)	$(1,042,210)	$7,842,198

Stock-based compensation	-	-	-	-	1,916,193	-	-	-	-	-	-	1,916,193

Issuance of common stock for service	-	-	115,417	11	391,856	-	-	-	-	-	-	391,867

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(73,840)	4,452	(69,388)

Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	-	(3,858,195)	-	-	(475,863)	(4,334,058)

Balance, September 30, 2019	-	$-	76,291,056	$7,629	$31,983,760	(520,000)	$(522,500)	$(23,913,011)	$6,578	$(302,023)	$(1,513,621)	$5,746,812

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2018

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number of		Number of		Additional Paid-in	Number of		Accumulated	Statutory	Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2018	-	$-	70,278,622	$7,028	$11,490,285	-	$-	$(3,517,654)	$6,578	$(91,994)	$(585,394)	$7,308,849

Treasury stock purchase	-	-	-	-	-	(520,000)	(522,500)	-	-	-	-	(522,500)

Stock-based compensation and service fees	-	-	-	-	526,348	-	-	-	-	-	-	526,348

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	52,678	160	52,838

Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	-	(1,481,579)	-	-	(69,390)	(1,550,969)

Balance, March 31, 2018	-	$-	70,278,622	$7,028	$12,016,633	(520,000)	$(522,500)	$(4,999,233)	$6,578	$(39,316)	$(654,624)	$5,814,566

Common shares issued in equity raise, net of fees associated with equity raise	-	-	3,107,000	311	5,056,332	-	-	-	-	-	-	5,056,643

Common shares issued for services	-	-	175,000	17	466,983	-	-	-	-	-	-	467,000

Stock-based compensation	-	-	-	-	494,825	-	-	-	-	-	-	494,825

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(96,088)	(119)	(96,207)

Net loss for the three months ended June 30, 2018	-	-	-	-	-	-	-	(1,294,394)	-	-	(49,421)	(1,343,815)

Balance, June 30, 2018	-	$-	73,560,622	$7,356	$18,034,773	(520,000)	$(522,500)	$(6,293,627)	$6,578	$(135,404)	$(704,164)	$10,393,012

Refundable deposit exchange for common shares	-	-	-	-	2,000,000	-	-	-	-	-	-	2,000,000

Repayment made for Share Subscription Agreement	-	-	(1,000,000)	(100)	100	-	-	-	-	-	-	-

Common shares issued in equity raise, net of fees associated with equity raise	-	-	939,450	93	2,007,981	-	-	-	-	-	-	2,008,074

Common shares issued for services	-	-	60,679	7	167,943	-	-	-	-	-	-	167,950

Stock-based compensation	-	-	-	-	612,081	-	-	-	-	-	-	612,081

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(93,856)	(213)	(94,069)

Net loss for the three months ended September 30, 2018	-	-	-	-	-	-	-	(2,344,670)	-	-	(58,581)	(2,403,251)

Balance, September 30, 2018	-	$-	73,560,751	$7,356	$22,822,878	(520,000)	$(522,500)	$(8,638,297)	$6,578	$(229,260)	$(762,958)	$12,683,797

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,277,810)	$(5,298,035)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	430,039	383,603
Stock-based compensation and service expense	7,003,077	2,224,969
Loss on equity method investment	48,353	-
Change in warrants derivative liabilities	(1,621,630)	-
Allocated financing costs	525,418	-
Impairment loss	1,010,011	-
Changes in operating assets and liabilities,
Accounts receivable	48	(131,357)
Accounts receivable - related parties	(174,818)	(226,166)
Tenants receivable	(15,047)	(12,775)
Prepaid expenses - related parties	34,257	-
Prepaid expenses and other current assets	240,563	(119,970)
Security deposit	101,318	(710,098)
Accrued liabilities and other payables	326,686	403,867
Accrued liabilities and other payables - related parties	39,833	(35,846)
Tenants’ security deposit	11,537	(18,888)

NET CASH USED IN OPERATING ACTIVITIES	(5,318,165)	(3,540,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(379,279)	(49,949)
Improvement of commercial real estate	(16,321)	(392,571)
Prepayment made for purchase of long-term assets	(26,223)	-
Additional investment in equity method investment	(116,545)	-
Payment for previously acquired business	-	(200,000)

NET CASH USED IN INVESTING ACTIVITIES	(538,368)	(642,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from note payable - related party	1,000,000	-
Repayments of note payable - related party	(410,000)	-
Repayments of loan payable	(1,000,000)	(500,000)
Repurchase of common stock	-	(522,500)
Refund for refundable deposit in connection with Share Subscription Agreement	-	(1,000,000)
Proceeds received from offering	6,000,008	7,551,013
Disbursements for offering costs	(896,304)	(486,296)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,693,704	5,042,217

EFFECT OF EXCHANGE RATE ON CASH	(17,118)	(75,895)

NET (DECREASE) INCREASE IN CASH	(1,179,947)	783,106

CASH - beginning of period	2,252,287	3,027,033

CASH - end of period	$1,072,340	$3,810,139

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$112,217	$375,096

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$80,723	$93,894
Acquisition of equipment by decreasing prepayment for equipment	$-	$153,381
Common stock issued for future services	$-	$33,235
Refundable deposit exchange for common shares	$-	$2,000,000

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s operations now are focused on integrating and managing global healthcare services and resources. We are dedicated to advancing cell-based technologies and therapeutics, as well as empowering high-impact biomedical innovations in CellTech area to accelerate their clinical applications. Our ecosystem covers the areas of cellular immunotherapy and exosome technology. We plan to integrate technologies and services through joint venture and subsidiary structures that bring shareholder value both in the short term, through operational entities and long term, through biomedical innovation development, such as our recent joint venture for the advancement of Chimeric Antigen Receptor (CAR)-T and exosome/extracellular vesicle (EV) technologies. Our wholly subsidiary Avalon Shanghai is engaged in medical related consulting services for customers. AHS owns 100% of the capital stock of Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), which is a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China (“PRC”). Avalon Shanghai was incorporated on April 29, 2016 and is engaged in medical related consulting services for customers.

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd., a British Virgin Island company. There was no activity for the subsidiary since its incorporation through September 30, 2019. Avalon (BVI) Ltd. is dormant and is in process of being dissolved.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Currently, Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. The current occupancy rate of the building is 90%.

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

On October 25, 2017, Genexosome entered into and closed a Stock Purchase Agreement with Beijing Jieteng (Genexosome) Biotech Co. Ltd., a corporation incorporated in the PRC on August 7, 2015 (“Beijing Genexosome”) and Dr. Zhou, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000.

The Company has not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has recognized an impairment loss of $1,010,011 related to the intangible asset associated with this acquisition.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

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

On June 13, 2019, the Company formed a wholly owned subsidiary, International Exosome Association LLC, a Delaware company. There was no activity for the subsidiary since its incorporation through September 30, 2019.

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of September 30, 2019 are as follows:

Name of Subsidiaries	Place and date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by AVCO	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in United States of America (“USA”)

Avalon (BVI) Ltd. (“Avalon BVI”)	British Virgin Island January 23, 2017	100% held by AVCO	Dormant, is in process of being dissolved

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by AVCO	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in China

Genexosome Technologies Inc. (“Genexosome”)	Nevada July 31, 2017	60% held by AVCO	Develops proprietary diagnostic and therapeutic products using exosomes

Beijing Jieteng (Genexosome) Biotech Co., Ltd. (“Beijing Genexosome”)	PRC August 7, 2015	100% held by Genexosome	Provides development services for hospitals and other customers and sells developed items to hospitals and other customers in China

Avactis Biosciences Inc. (“Avactis”)	Nevada July 18, 2018	100% held by AVCO	Integrate and optimize global scientific and clinical resources to further advance cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others to treat certain cancers

International Exosome Association LLC (“Exosome”)	Delaware June 13, 2019	100% held by AVCO	Promotes standardization related to exosome industry

NOTE 2 – BASIS OF PRESENTATION AND LIQUIDITY AND FINANCIAL CONDITION

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

Liquidity and Financial Condition

The accompanying unaudited condensed consolidated financial statements have been prepared to assume the Company can continue as a going concern, which contemplates continuity of operations through the realization of assets and the settling of liabilities in the ordinary course of business. The Company had $1.1 million in cash on the balance sheet at September 30, 2019. The Company had working capital and an accumulated deficit of $2.5 million and $23.9 million, respectively, on September 30, 2019. Additionally, the Company had a loss from operations in the amount of approximately $14.3 million and cash used in operating activities of $5.3 million for the nine months ended September 30, 2019.

On August 29, 2019, the Company entered into a Line of Credit Agreement with a related party (see Note 16) providing the Company with a $20 million line of credit.  The Company used the net proceeds from the line of credit to mitigate the going concern.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and nine months ended September 30, 2019 and 2018 include the allowance for doubtful accounts, the useful life of property and equipment and investment in real estate, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include intangible assets that are written down to fair value when they are impaired.

Intangible assets. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, lower sales of the product than anticipated and future ability to use the product. These assumptions represent Level 3 inputs. Impairment of intangible assets for nine months ended September 30, 2019 and 2018 was $1,010,011 and $0, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements (continued)

The following table provides the liabilities carried at fair value, measured as of September 30, 2019:

	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2019
Derivative liabilities: Warrants	$-	$-	$2,595,611	$2,595,611

The table below reflects the activity of derivative liabilities measured at fair value for the nine months ended September 30, 2019:

Balance of derivative liabilities as of December 31, 2018	$-
Initial fair value of derivative liabilities attributable to warrants issuance with equity raise	4,217,241
Gain from change in the fair value of derivative liabilities	(1,621,630)
Balance of derivative liabilities as of September 30, 2019	$2,595,611

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

At September 30, 2019 and December 31, 2018, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2019		December 31, 2018
United States	$563,078	52.5%	$1,035,802	46.0%
China	509,262	47.5%	1,216,485	54.0%
Total cash	$1,072,340	100.0%	$2,252,287	100.0%

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	5,070,000	2,670,000	5,070,000	2,670,000
Warrants	1,714,288	578,891	1,714,288	578,891
Potentially dilutive securities	6,784,288	3,248,891	6,784,288	3,248,891

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASU 842”), which amended the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 842 is effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, which permits entities to record the right-of-use asset and lease liability on the date of adoption, with no requirement to recast comparative periods.

The Company adopted ASU 842 effective January 1, 2019 using the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2019. Therefore, comparative financial information was not adjusted and continues to be reported under the prior lease accounting guidance in ASU 840. The Company elected the transition relief package of practical expedients, and as a result, the Company did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. The Company elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features (“ASU 2017-11”). When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 is effective for annual or interim periods within those fiscal years beginning after December 15, 2018 and should be applied on a retrospective basis. Early adoption is permitted for all entities, including adoption in an interim period. The Company adopted ASU 2017-11 in 2019 and it did not have a material impact on the Company’s condensed consolidated financial statements.

On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. For public business entities (PBEs), the amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted if financial statements have not yet been issued (for PBEs), but no earlier than an entity’s adoption date of ASC 606. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company has adopted the ASU 2018-07 in 2019 and it did not have a material impact on the Company’s condensed consolidated financial statements.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At September 30, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	September 30, 2019	December 31, 2018
Prepaid professional fees	$195,785	$607,833
Prepaid research and development service fees	-	300,000
Prepaid insurance expense	137,376	72,352
Prepaid dues and subscriptions	41,916	70,000
Other	100,036	109,284
	$475,113	$1,159,469

NOTE 5 – PROPERTY AND EQUIPMENT

At September 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	Useful life	September 30, 2019	December 31, 2018
Laboratory equipment	5 Years	$690,296	$258,345
Office equipment and furniture	3 – 10 Years	39,285	35,627
Leasehold improvement	Shorter of useful life or lease term	-	24,446
		729,581	318,418
Less: accumulated depreciation		(104,989)	(68,863)
		$624,592	$249,555

For the three months ended September 30, 2019 and 2018, depreciation expense of property and equipment amounted to $23,351 and $21,931, respectively, of which, $820 and $819 was included in real property operating expenses, $16,871 and $16,220 was included in costs of development services and sales of developed products, $633 and $4,892 was included in other operating expenses, and $5,027 and $0 was included in research and development expense, respectively.

For the nine months ended September 30, 2019 and 2018, depreciation expense of property and equipment amounted to $64,136 and $42,509, respectively, of which, $2,457 and $2,457 was included in real property operating expenses, $47,356 and $25,852 was included in costs of development services and sales of developed products, $5,078 and $14,200 was included in other operating expenses, and $9,245 and $0 was included in research and development expense, respectively.

NOTE 6 – INTANGIBLE ASSETS

At September 30, 2019 and December 31, 2018, intangible assets consisted of the following:

	Useful Life	September 30, 2019	December 31, 2018
Patents and other technologies	5 Years	$1,583,260	$1,583,260
Less: accumulated amortization		(573,249)	(327,571)
Less: impairment loss		(1,010,011)	-
		$-	$1,255,689

For the three months ended September 30, 2019 and 2018, amortization expense amounted to $81,892. For the nine months ended September 30, 2019 and 2018, amortization expense amounted to $245,678.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – INTANGIBLE ASSETS (continued)

In September 2019, the Company assessed its patents and other technologies for any impairment and concluded that there were indicators of impairment as of September 30, 2019 and the Company calculated that the estimated undiscounted cash flows were less than the carrying amount of those patents and other technologies. The Company has not been able to realize the financial projections provided by Dr. Zhou at the time of the intangible assets purchase and has recognized an impairment loss of $1,010,011 related to the intangible assets for the three and nine months ended September 30, 2019, which reduced the value of patents and other technologies purchased to zero. The Company did not record any impairment charge for the three and nine months ended September 30, 2018.

NOTE 7 – EQUITY METHOD INVESTMENT

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

As of September 30, 2019 and December 31, 2018, the equity method investment amounted to $436,100 and $385,162, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon Biotech Co., Ltd. (“Epicon”). Epicon was incorporated on August 14, 2018 in the PRC. Avalon Shanghai and the other unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), accounted for 40% and 60% of the total ownership, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

The Company treats the equity investment in the condensed consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the three and nine months ended September 30, 2019, the Company’s share of Epicon’s net loss was $25,266 and $48,353, respectively, which was included in loss from equity-method investment in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2018, the Company’s share of Epicon’s net loss was $0.

Activity recorded for the Company’s equity method investment in Epicon is summarized in the following table.

Equity investment carrying value at December 31, 2018	$385,162
Epicon’s net loss attributable to the Company	(48,353)
Payment made for equity method investment	116,545
Foreign currency fluctuation	(17,254)
Equity investment carrying value at September 30, 2019	$436,100

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	September 30, 2019	December 31, 2018
Current assets	$51,666	$301,714
Noncurrent assets	241,541	7,015
Current liabilities	336	38
Noncurrent liabilities	-	-
Equity	292,871	308,691

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Net revenue	$-	$-
Gross profit	-	-
Loss from operation	63,165	120,882
Net loss	63,165	120,882

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

At September 30, 2019 and December 31, 2018, accrued liabilities and other payables consisted of the following:

	September 30, 2019	December 31, 2018
Accrued payroll liability	$2,402	$529,472
Accrued professional fees	778,090	166,077
Accrued research and development fee	225,000	-
Insurance payable	169,563	45,088
Accrued directors’ compensation	107,500	17,500
Accounts payable	84,887	6,695
Interest payable	-	75,342
Other	136,217	120,017
	$1,503,659	$960,191

NOTE 9 – LOAN PAYABLE

On April 19, 2017, the Company entered into a loan agreement, providing for the issuance of a loan in the principal amount of $2,100,000. The term of the loan was one year. On May 3, 2018, the Company signed an extension agreement with a maturity date of March 31, 2019. On August 3, 2018, the Company signed an extension agreement for the loan with a maturity date of March 31, 2020. The annual interest rate for the loan was 10%. The loan was guaranteed by the Company’s Chairman, Mr. Wenzhao Lu.  The Company repaid principal of $600,000, $500,000 and $1,000,000 in November 2017, April 2018 and April 2019, respectively. As of September 30, 2019, the outstanding principal balance of the loan was $0.

NOTE 10 – RELATED PARTY TRANSACTIONS

Medical Related Consulting Services Revenue from Related Parties and Accounts Receivable – Related Party

During the three and nine months ended September 30, 2019 and 2018, medical related consulting services revenue from related parties was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2019	2018	2019	2018
Medical related consulting services provided to:
Beijing Daopei (1)	$-	$71,398	$55,908	$213,394
Shanghai Daopei (2)	-	-	14,180	-
Hebei Daopei (3)	108,520	-	164,126	-
	$108,520	$71,398	$234,214	$213,394

(1)	Beijing Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.
(2)	Shanghai Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.
(3)	Hebei Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the major shareholder of the Company.

Accounts receivable – related party, net of allowance for doubtful accounts, at September 30, 2019 and December 31, 2018 amounted to $167,870 and $0, respectively, and no allowance for doubtful accounts is deemed to be required on accounts receivable – related party at September 30, 2019 and December 31, 2018.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS (continued)

Prepaid Expenses – Related Parties

As of September 30, 2019 and December 31, 2018, the Company made a prepayment of $0 and $1,897, respectively, to David Jin, its shareholder, chief executive officer, president and board member, for business travel reimbursement, which has been included in prepaid expenses – related parties on the accompanying condensed consolidated balance sheets.

As of September 30, 2019 and December 31, 2018, the Company made a prepayment of $0 and $32,293, respectively, to Meng Li, its shareholder and chief operating officer, for business travel reimbursement, which has been included in prepaid expenses – related parties on the accompanying condensed consolidated balance sheets.

Accrued Liabilities and Other Payables – Related Parties

As of September 30, 2019 and December 31, 2018, the advance from customer – related party amounted to $0 and $14,829, respectively, which represents a prepayment received from our related party, Beijing Daopei, for medical related consulting services. When the services are performed, the amount recorded as an advance from customer – related party is recognized as revenue.

As of September 30, 2019 and December 31, 2018, the Company owed David Jin, its shareholder, chief executive officer, president and board member, $31,267 and $0, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

In connection with the acquisition discussed elsewhere in this report, the Company acquired Beijing Genexosome for a cash payment of $450,000. As of September 30, 2019 and December 31, 2018, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, a director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

As of September 30, 2019 and December 31, 2018, the accrued and unpaid interest related to note payable – related party amounted to $23,425 and $0, respectively, and have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

Real Property Management Agreement

The Company pays a company, which is controlled by Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, for the management of its commercial real property located in New Jersey. The property management agreement commenced on May 5, 2017 and expired in March 2019. For the three months ended September 30, 2019 and 2018, the management fee related to the property management agreement amounted to $0 and $16,251, respectively. For the nine months ended September 30, 2019 and 2018, the management fee related to the property management agreement amounted to $23,334 and $48,753, respectively.

Note Payable – Related Party

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and Chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022.

The Company repaid principal of $410,000 in the third quarter of 2019. For the three and nine months ended September 30, 2019, the interest expense related to this note amounted to $8,842 and $23,425, respectively. As of September 30, 2019, the outstanding principal balance of the note and related accrued and unpaid interest for the note was $590,000 and $23,425, respectively.

Office Space from Related Party

Beijing Genexosome uses office space of a related party, free of rent, which is considered immaterial.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – DERIVATIVE LIABILITIES

On April 25, 2019, the Company issued 1,714,288 five-year warrants to several third party institutional investors in a registered direct offering (see Note 12). The warrants include the fundamental transaction provisions and the exercise price of the warrants is protected against down-round financing throughout the term of the warrants. Upon evaluation, the warrants meet the definition of derivative liabilities under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as derivative liabilities of $4,217,241 on the issuance date, April 25, 2019. The estimated fair value of the warrants was computed at issuance using Black-Scholes option-pricing model, with the following assumptions: stock price of $2.82, volatility of 142.55%, risk-free rate of 2.33%, annual dividend yield of 0% and expected life of 5 years (see Note 19).

The estimated fair value of the outstanding warrants as derivative liabilities was $1,895,611 at September 30, 2019. The estimated fair value of the warrants was computed as of September 30, 2019 using Black-Scholes option-pricing model, with the following assumptions: stock price of $1.87, volatility of 135.00%, risk-free rate of 1.55%, annual dividend yield of 0% and expected life of 4.57 years.

Increases or decreases in fair value of the derivative liabilities are included as a component of total other income (expenses) in the accompanying condensed consolidated statements of operations and comprehensive loss for the respective period. The changes to the derivative liabilities for the warrants resulted in a decrease of $1,160,137 and $1,621,630, respectively, in the derivative liabilities and the corresponding increase in other income as a gain for the three and nine months ended September 30, 2019. There were no derivative liabilities in the three and nine months ended September 30, 2018.

As of September 30, 2019, the total number of warrants outstanding was 1,714,288 with remaining life of 4.57 years. No warrants were exercised as of September 30, 2019.

NOTE 12 – EQUITY

Common Shares Issued for Warrant Exercise

On January 9, 2019, the Company issued 350,856 shares of its common stock upon cashless exercise of warrants to purchase 578,891 shares of common stock.

Common Shares Issued for Option Exercise

On February 27, 2019, the Company issued 158,932 shares of its common stock upon cashless exercise of options to purchase 200,000 shares of common stock.

Common Shares Issued for Service Fee

On April 1, 2019, the Company issued a total of 120,812 shares of its common stock in payment of service fee from certain consultants. These shares were valued at $313,800, the fair market values on the grant dates using the reported closing share prices on the dates of grant.

On September 23, 2019, the Company issued a total of 115,417 shares of its common stock in payment of service fee from certain consultants. These shares were valued at $391,867, the fair market values on the grant dates using the reported closing share prices on the dates of grant.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – EQUITY (continued)

Units Sold for Cash (continued)

The warrants are exercisable immediately as of the date of issuance (the “Initial Exercise Date”), at an exercise price of $3.50 per share, subject to adjustment as provided in the warrants, and expire on the fifth (5th) anniversary of the Initial Exercise Date. The warrants include anti-dilution rights, which provide that if at any time the warrants are outstanding, the Company issues or is deemed to have issued any common stock or common stock equivalents for consideration less than the then current exercise price of the warrants, the exercise price of such warrants is automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities (subject to adjustment for reverse and forward stock splits, recapitalizations and similar transactions). The warrants include the fundamental transaction provisions and the exercise price of the warrants is protected against down-round financing throughout the term of the warrants. Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances (see Note 11).

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at September 30, 2019:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2019	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2019	Weighted Average Exercise Price
$0.50	2,000,000	7.36	$0.50	1,777,778	$0.50
1.00 – 1.49	450,000	1.09 – 3.09	1.07	450,000	1.07
2.00 – 2.80	2,560,000	2.58 – 4.26	2.15	1,922,500	2.15
4.76	60,000	4.52	4.76	40,000	4.76
$0.50 – 4.76	5,070,000	5.20	$1.43	4,190,278	$1.36

Stock option activities for the nine months ended September 30, 2019 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	2,840,000	$0.76
Granted	2,430,000	2.18
Terminated / Exercised	(200,000)	1.00
Outstanding at September 30, 2019	5,070,000	$1.43
Options exercisable at September 30, 2019	4,190,278	$1.36
Options expected to vest	879,722	$1.79

The aggregate intrinsic values of stock options outstanding and stock options exercisable at September 30, 2019 was $3,102,100 and $2,797,656, respectively.

The fair values of options granted during the nine months ended September 30, 2019 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 149.75% - 151.70%, risk-free rate of 2.28% - 2.49%, annual dividend yield of 0% and expected life of 3.00 – 5.00 years. The aggregate fair value of the options granted during the nine months ended September 30, 2019 was $6,338,844.

During the three months ended September 30, 2019 and 2018, the fair value of options of $1,916,193 and $612,081, respectively, has been reflected on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2019 and 2018, the fair value of options of $5,713,079 and $1,633,254, respectively, has been reflected on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – EQUITY (continued)

Options (continued)

A summary of the status of the Company’s nonvested stock options granted as of September 30, 2019 and changes during the nine months ended September 30, 2019 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at December 31, 2018	915,555	$0.62
Granted	2,430,000	2.18
Vested	(2,465,833)	(1.74)
Nonvested at September 30, 2019	879,722	$1.79

In the three months ended September 30, 2019, the overall value of common stock granted at unit price below $3.50 and stock options granted at exercise price below $3.50 to non-employee is $481,341.

Warrants

Stock warrants activities during the nine months ended September 30, 2019 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2018	578,891	$1.28
Issued	1,714,288	3.50
Exercised	(578,891)	(1.28)
Outstanding and exercisable at September 30, 2019	1,714,288	$3.50

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at September 30, 2019:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding at September 30, 2019	Remaining Contractual Life (Years)	Number Exercisable at September 30, 2019	Exercise Price
$3.50	1,714,288	4.57	1,714,288	$3.50

The aggregate intrinsic values of stock warrants outstanding and stock warrants exercisable at September 30, 2019 was $0.

NOTE 13 – STATUTORY RESERVE

Avalon Shanghai and Beijing Genexosome operate in the PRC, are required to reserve 10% of their net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai and Beijing Genexosome during the nine months ended September 30, 2019 as they incurred net losses in the period.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – NONCONTROLLING INTEREST

As of September 30, 2019, Dr. Yu Zhou, a director and former Co-Chief Executive Officer of Genexosome, who owns 40% of the equity interests of Genexosome, which is not under the Company’s control. The following is a summary of noncontrolling interest activities in the nine months ended September 30, 2019.

Noncontrolling interest at December 31, 2018	$(862,200)
Net loss attributable to noncontrolling interest	(656,575)
Foreign currency translation adjustment attributable to noncontrolling interest	5,154
Noncontrolling interest at September 30, 2019	$(1,513,621)

NOTE 15 – RESTRICTED NET ASSETS

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

The Company’s PRC subsidiaries’ net assets as of September 30, 2019 and December 31, 2018 did not exceed 25% of the Company’s consolidated net assets. Accordingly, the Parent Company’s condensed consolidated financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

NOTE 16 – COMMITMENTS AND CONTINCENGIES

Operating Leases

Beijing Genexosome Beijing Office Lease

In March 2019, Beijing Genexosome signed an agreement to lease its office space under operating lease. Pursuant to the signed lease, the annual rent is RMB 7,000 (approximately $1,000). The term of this lease is one year commencing on March 15, 2019 and expires on March 14, 2020. For the three and nine months ended September 30, 2019, rent expense related to the lease amounted to $251and $552, respectively.

Future minimum rental payment required under this operating lease is as follows:

Year Ending September 30:
2020	$449

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – COMMITMENTS AND CONTINCENGIES (continued)

Operating Leases (continued)

Avalon Shanghai Office Lease

On January 19, 2017, Avalon Shanghai entered into a lease for office space in Beijing, China, with a third party (the “Beijing Office Lease”). Pursuant to the Beijing Office Lease, the monthly rent is RMB 50,586 (approximately $7,000) with a required security deposit of RMB 164,764 (approximately $23,000). In addition, Avalon Shanghai needs to pay monthly maintenance fees of RMB 4,336 (approximately $600). The term of the Beijing Office Lease is 26 months commencing on January 1, 2017 and expired on February 28, 2019 with two months of free rent in the months of December 2017 and February 2019. On December 27, 2018, Avalon Shanghai signed an extension for the lease with expiration date of February 29, 2020. For the three months ended September 30, 2019 and 2018, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $26,000 and $20,000, respectively. For the nine months ended September 30, 2019 and 2018, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $68,000 and $69,000, respectively.

Future minimum rental payment required under the Beijing Office Lease is as follows:

Year Ending September 30:
2020	$38,415

Insurance Premium Financing Agreement

On July 9, 2019, the Company entered into a financing agreement, providing for the issuance of a loan in the principal amount of $206,172. The term of the loan is for a period of 12 months from the execution of the agreement. The annual interest rate for the loan is 6.29%. All of financed amount is used to pay for Directors & Officers Insurance premium. At September 30, 2019, the outstanding principal balance of the loan was $169,563, which was included in the accrued liabilities and other payables on the accompanying condensed consolidated balance sheets.

Equity Investment Commitment

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within two years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.1 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.4 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of September 30, 2019, Avalon Shanghai has contributed RMB 3,800,000 (approximately $0.5 million) that was included in equity method investment on the accompanying condensed consolidated balance sheets. Avalon Shanghai intends to use its present working capital together with loans, borrowings, and equity raises to fund the project cost.

Joint Venture – AVAR BioTherapeutics (China) Co. Ltd.

On October 23, 2018, Avactis Biosciences, Inc. (“Avactis”), a wholly-owned subsidiary of the Company, and Arbele Limited (“Arbele”) agreed to the establishment of AVAR BioTherapeutics (China) Co. Ltd. (“AVAR”), a Sino-foreign equity joint venture, pursuant to an Equity Joint Venture Agreement (the “AVAR Agreement”), which will be owned 60% by Avactis and 40% by Arbele. The purpose and business scope of the Joint Venture is to research, develop, produce, sell, distribute and generally commercialize CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy in China. Avactis is required to contribute $10 million (or equivalent in RMB) in cash and/or services, which shall be contributed in tranches based on milestones to be determined jointly by AVAR and Avactis in writing subject to Avactis’ cash reserves. Within 30 days, Arbele shall make a contribution of $6.66 million in the form of entering into a License Agreement with AVAR granting AVAR with an exclusive right and license in China to its technology and intellectual property pertaining to CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy technology and any additional technology developed in the future with terms and conditions to be mutually agreed upon Avactis and AVAR and services.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – COMMITMENTS AND CONTINCENGIES (continued)

Joint Venture – AVAR BioTherapeutics (China) Co. Ltd. (continued)

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

Line of Credit Agreement

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao “Daniel” Lu (the “Lender”), a significant shareholder and director of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 17 – SEGMENT INFORMATION

For the three and nine months ended September 30, 2019 and 2018, the Company operated in three reportable business segments - (1) the real property operating segment, (2) the medical related consulting services segment, and (3) the performing development services for hospitals and other customers and sales of developed products to hospitals and other customers segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Real property operating	$264,141	$272,444	$795,656	$847,939
Medical related consulting services – related parties	108,520	71,398	234,214	213,394
Development services and sales of developed products	10,555	69,661	37,237	156,176
	383,216	413,503	1,067,107	1,217,509
Depreciation and amortization
Real property operating	41,121	32,624	122,682	97,873
Medical related consulting services	550	4,706	4,037	12,703
Development services and sales of developed products	103,248	98,298	303,320	273,027
	144,919	135,628	430,039	383,603
Interest expense
Real property operating	-	25,205	32,877	287,123
Other (a)	11,198	-	27,423	-
	11,198	25,205	60,300	287,123
Net loss
Real property operating	(3,190)	542	(105,569)	(231,541)
Medical related consulting services	(200,832)	(75,484)	(445,529)	(232,502)
Development services and sales of developed products	(1,163,250)	(146,451)	(1,641,438)	(443,479)
Other (a)	(2,966,786)	(2,181,858)	(11,085,274)	(4,390,513)
	$(4,334,058)	$(2,403,251)	$(13,277,810)	$(5,298,035)

Identifiable long-lived tangible assets at September 30, 2019 and December 31, 2018	September 30, 2019	December 31, 2018
Real property operating	$7,791,863	$7,898,224
Medical related consulting services	270,177	6,852
Development services and sales of developed products	338,533	224,364
	$8,400,573	$8,129,440

Identifiable long-lived tangible assets at September 30, 2019 and December 31, 2018	September 30, 2019	December 31, 2018
United States	$7,885,775	$7,898,806
China	514,798	230,634
	$8,400,573	$8,129,440

(a)	The Company does not allocate any interest expense and general and administrative expense of its being a public company activities to its reportable segments as these activities are managed at a corporate level.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 18 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2019	2018	2019	2018
A (Beijing Daopei, a related party)	*	17%	*	18%
B (Hebei Daopei, a related party)	28%	*	15%	*
C	21%	19%	23%	20%
D	14%	13%	15%	13%
E	11%	10%	12%	11%

* Less than 10%

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and accounts receivable – related party and tenants receivable at September 30, 2019, accounted for 82.1% of the Company’s total outstanding accounts receivable and accounts receivable – related party and tenants receivable at September 30, 2019.

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and accounts receivable – related party and tenants receivable at December 31, 2018, accounted for 56.0% of the Company’s total outstanding accounts receivable and accounts receivable – related party and tenants receivable at December 31, 2018.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three and nine months ended September 30, 2019 and 2018.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at September 30, 2019, accounted for 87.9% of the Company’s total outstanding accounts payable at September 30, 2019.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2018, accounted for 95.5% of the Company’s total outstanding accounts payable at December 31, 2018.

NOTE 19 – RECLASSIFICATION

During the three months ended June 30, 2019, the Company inadvertently estimated the fair value of the warrants using an incorrect assumption for volatility. The impact of the incorrect assumption was an understatement of the derivative liability and an overstatement of equity by approximately $700,000. The incorrect assumption had an immaterial impact on the Company’s statement of operations and cash flows. The Company’s June 30, 2019 balance sheet has been restated for the impact of this reclassification as follows:

	As Originally Reported	As Reclassification
Derivative liabilities	$3,055,748	$3,755,748
Total liabilities	$5,090,541	$5,790,541
Total Equity	$8,542,198	$7,842,198

NOTE 20 – SUBSEQUENT EVENT

As disclosed elsewhere, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao “Daniel” Lu (the “Lender”), a significant shareholder and director of the Company. Under the Line of Credit, the Company received a loan from the Lender of $500,000 on October 23, 2019, $300,000 on October 24, 2019, and $800,000 on November 1, 2019. Loans drawn under the Line of Credit bear interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty.

On October 18, 2019, the Company and third-party institutional investors (the (“Warrant Holders”) holding Stock Purchase Warrants to acquire 1,714,288 shares of common stock of the Company (the “Warrants”) entered into a Warrant Redemption and Cancellation Agreement (the “Redemption Agreement”). The Warrants had an exercise price of $3.50 per share and were originally issued as part of the Company’s registered direct offering in April 2019. The Redemption Agreement provides that the Company will redeem the Warrants for a purchase price of approximately $1.4 million with 50% of the Warrants to be redeemed on or before October 25, 2019 and the balance to be redeemed on or before November 8, 2019. Following each closing, the Warrants that were redeemed shall be cancelled. The initial closing occurred on October 25, 2019 and the second closing occurred on November 6, 2019 resulting in all of the Warrants being redeemed and cancelled.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 26, 2019. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless otherwise indicated, references to the “Company”, “us”, “we” or “Avalon” refer to Avalon GloboCare Corp. and its consolidated subsidiaries.

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

Avalon’s subsidiary and joint venture structure contribute to investor flexibility and R&D focus, enabling Avalon to establish our leading role in the fields of immune effector cell therapy (including CAR-T and CAR-NK), as well as exosome-based regenerative therapeutics (our ACTEXTM platform)

Avalon achieves and fosters seamless integration of unique verticals to bridge and accelerate innovative research, bio-process development, clinical programs and product commercialization. Avalon’s upstream innovative research includes:

●	Co-development of Avalon Clinical-grade Tissue-specific Exosome (“ACTEXTM”) with Weill Cornell Medicine

●	Novel therapeutic and diagnostic targets development utilizing QTY-code protein design technology with Massachusetts Institute of Technology (MIT)

●	Co-development of next generation, transposon-based, multi-target CAR-T, CAR-NK and other immune effector cell therapeutic modalities with Arbele Corp.

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

AVA-001: Avalon has initiated its first-in-human clinical trial of CD19 CAR-T candidate, AVA-001 in August 2019 at the Hebei Yanda Lu Daopei Hospital and Beijing Lu Daopei Hospital in China (the world’s single largest CAR-T treatment network with over 600 patients being treated with CAR-T) for the indication of relapsed/refractory B-cell acute lymphoblastic leukemia and non-Hodgkin Lymphoma. The AVA-001 candidate (co-developed with China Immunotech Co. Ltd) is characterized by the utilization of 4-1BB (CD137) co-stimulatory signaling pathway, conferring a strong anti-cancer activity during pre-clinical study. It also features a shorter bio-manufacturing time which leads to advantage of prompt treatment to patients with these dreadful hematologic malignancies. Avalon has plans to recruit 20 patients (under registered clinical trial NCT03952923) for safety and efficacy studies.

AVA-101: Avalon’s transposon-based, multi-targeted CAR-T candidate, AVA-101 (co-developed with Arbele Corp.) will enter pre-clinical process development and validation phase. AVA-101 features non-viral, transposon-engineered CAR-T with multiple anti-cancer targets, as well as possessing molecular safety-switch mechanism to minimize the side effects, such as cytokine release syndrome and neurotoxicity, often associated with conventional CAR-T cellular therapy. Following the pre-clinical process development and validation phase, Avalon anticipates that it intends to pursue first-in-human clinical study of this next generation of potentially more effective and safer CAR-T candidate.

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

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd., or Unicorn, pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within two years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.1 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.4 million). The board of directors of Epicon shall consist of five members with Unicorn appointing three members and Avalon Shanghai appointing two members. Epicon will be focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of the date hereof, Unicorn has invested the premises of the laboratories of Nanjing BENQ hospital as GMP level research and manufacture facility and Avalon Shanghai has contributed RMB 3,800,000 (approximately $0.5 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

On July 18, 2018, the Company formed a wholly owned subsidiary, Avactis Biosciences, Inc., a Nevada corporation, which aims to focus on accelerating commercial activities related to cell-based technology and its application in immune effector cell therapy (such as CAR-T). The subsidiary is designed to integrate and optimize our global scientific and clinical resources to further advance the use of immune effector cell therapy in oncology and other unmet medical areas.

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

On July 22, 2019, Avalon established a strategic partnership with GE Healthcare in order to accelerate Avalon’s standardization, automation and bio-production for clinical-grade CAR-T cells and other immune-effector cells for cellular immunotherapy, as well as exosomes/extracellular vesicles-based regenerative therapeutics. This partnership combines GE Healthcare’s renowned expertise in the design and development of innovative bio-manufacturing technologies and Avalon’s scientific and clinical expertise for the cellular medicine industry. This enables Avalon to execute on the complete development lifecycle from innovation through bio-production to the delivery and management of treatment at hospitals for patients. This infrastructure and depth of capabilities ensures the successful execution of the company’s ongoing clinical trials. Under this partnership, both Avalon and GE Healthcare will strategically establish automated and standardized GMP cell production capabilities. Avalon will be given access to GE Healthcare’s cell processing expertise and products in the form of FlexFactory Cell Therapy platform, FastTrak process development and training services, as well as extensive SOP and validation protocol library. Additionally, user training will be conducted both at GE Healthcare and on-site at Avalon’s Nanjing Epicon GMP facility with access to GE Healthcare’s expert bio-manufacturing resources. In conjunction with Avalon’s extensive clinical network in China, this strategic partnership empowers Avalon to improve manufacturing throughput and efficiency, alleviate cost burden, and minimize variability in the automated and standardized bio-production process of clinical-grade cellular products (such as CAR-T, CAR-NK, and stem cell-derived exosomes/EV), therefore, accelerating the development of Avalon’s clinical and commercialization programs in cellular medicines.

In the quarter ending September 30, 2019 we generated revenue by providing medical related consulting services in advanced areas of immunotherapy and second opinion/referral services through our wholly-owned subsidiary Avalon (Shanghai) Healthcare Technology Co., Ltd., or Avalon Shanghai. We also own and operate rental commercial real property in New Jersey, where we are headquartered. We discontinued sales of exosome isolation systems in China through our joint venture Genexosome Technologies, Inc. Feedback received from our research partners is that our exosome isolation systems did not produce consistent results and did not deliver high exosome yields and concentrations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to the allowance for doubtful accounts, reserve for obsolete inventory, the useful life of property and equipment and investment in real estate, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

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

Non-controlling Interest

As of September 30, 2019, Dr. Yu Zhou, a director and former co-chief executive officer of Genexosome, owns 40% of the equity interests of Genexosome, which is not under our control.

Recent Accounting Pronouncements

For details of applicable new accounting standards, please, refer to Recent Accounting Pronouncements in Note 3 of our condensed consolidated financial statements accompanying this report.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

Revenues

For the three months ended September 30, 2019, we had real property rental revenue of $264,141, as compared to $272,444 for the three months ended September 30, 2018, a decrease of $8,303, or 3.0%. For the nine months ended September 30, 2019, we had real property rental revenue of $795,656, as compared to $847,939 for the nine months ended September 30, 2018, a decrease of $52,283, or 6.2%. The decrease was primarily attributable to the loss of a tenant in December 2018.

For the three months ended September 30, 2019, we had medical related consulting services revenue from related parties of $108,520, as compared to $71,398 for the three months ended September 30, 2018, an increase of $37,122, or 52.0%. For the nine months ended September 30, 2019, we had medical related consulting services revenue from related parties of $234,214, as compared to $213,394 for the nine months ended September 30, 2018, an increase of $20,820, or 9.8%. The increase was a result of increased demand for our medical related consulting services from our related parties.

For the three months ended September 30, 2019, we had revenue from contract services through performing development services for hospitals and other customers and sales of developed products to hospitals and other customers of $10,555, as compared to $69,661 for the three months ended September 30, 2018, a decrease of $59,106, or 84.8%. For the nine months ended September 30, 2019, we had revenue from contract services through performing development services for hospitals and other customers and sales of developed products to hospitals and other customers of $37,237, as compared to $156,176 for the nine months ended September 30, 2018, a decrease of $118,939, or 76.2%. The significant decrease was mainly attributable to recent feedback received from our research partners is that our exosome isolation system does not produce consistent results and does not deliver high exosome yields and concentrations and needs revision.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended September 30, 2019, our real property operating expenses amounted to $193,738, as compared to $190,899 for the three months ended September 30, 2018, an increase of $2,839, or 1.5%. For the nine months ended September 30, 2019, our real property operating expenses amounted to $617,173, as compared to $597,114 for the nine months ended September 30, 2018, an increase of $20,059, or 3.4%. The increase in nine months ended September 30, 2019 was mainly due to an increase in real property management fee of approximately $26,000 and an increase in depreciation from building improvement of approximately $25,000, offset by a decrease in other miscellaneous items of approximately $31,000.

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

For the three months ended September 30, 2019, costs of medical related consulting services amounted to $94,442, as compared to $64,196 for the three months ended September 30, 2018, an increase of $30,246, or 47.1%. For the nine months ended September 30, 2019, costs of medical related consulting services amounted to $202,908, as compared to $188,911 for the nine months ended September 30, 2018, an increase of $13,997, or 7.4%. The increase in 2019 periods was primarily attributable to increase in medical related consulting services revenue.

Costs of development services and sales of developed products include inventory costs, materials and supplies costs, internal labor and related benefits, depreciation, other overhead costs and shipping and handling costs incurred.

For the three months ended September 30, 2019, costs of development services for hospitals and other customers and sales of developed products to hospitals and other customers amounted to $41,808, as compared to $40,386 for the three months ended September 30, 2018, an increase of $1,422, or 3.5%. For the nine months ended September 30, 2019, costs of development services for hospitals and other customers and sales of developed products to hospitals and other customers amounted to $103,899, as compared to $98,999 for the nine months ended September 30, 2018, an increase of $4,900, or 4.9%. The increase was mainly due to (i) the increase in depreciation related to our newly purchased manufacturing equipment; (ii) the slight increase in labor costs.

Real Property Operating Income

Our real property operating income for the three months ended September 30, 2019 was $70,403, representing a decrease of $11,142, or 13.7%, as compared to $81,545 for the three months ended September 30, 2018. Our real property operating income for the nine months ended September 30, 2019 was $178,483, representing a decrease of $72,342, or 28.8%, as compared to $250,825 for the nine months ended September 30, 2018. The decrease was mainly attributable the decrease in rental revenue resulting from the loss of a tenant and the increase in real property operating expenses as described above.

Gross Profit from Medical Related Consulting Services and Gross Margin

Gross profit from medical related consulting services for the three months ended September 30, 2019 was $14,078, as compared to $7,202 for the three months ended September 30, 2018, a change of $6,876, or 95.5%. Gross profit from medical related consulting services for the nine months ended September 30, 2019 was $31,306, as compared to $24,483 for the nine months ended September 30, 2018, a change of $6,823, or 27.9%.

Gross margin increased to 13.0% for the three months ended September 30, 2019 from gross margin of 10.1% for the three months ended September 30, 2018. Gross margin increased to 13.4% for the nine months ended September 30, 2019 from gross margin of 11.5% for the nine months ended September 30, 2018. The different medical related consulting services agreement in the three and nine months ended September 30, 2019 had an effect of improving gross margin as compared to the corresponding 2018 periods.

Gross (Loss) Profit from Development Services and Sales of Developed Products and Gross Margin

Our gross loss from development services and sales of developed products for the three months ended September 30, 2019 was $31,253, as compared to gross profit of $29,275 for the three months ended September 30, 2018, a change of $60,528, or 206.8%. Our gross loss from development services and sales of developed products for the nine months ended September 30, 2019 was $66,662, as compared to gross profit of $57,177 for the nine months ended September 30, 2018, a change of $123,839, or 216.6%.

Gross margin decreased to (296.1)% for the three months ended September 30, 2019 from 42.0% for the three months ended September 30, 2018. Gross margin decreased to (179.0)% for the nine months ended September 30, 2019 from 36.6% for the nine months ended September 30, 2018. The significant decrease in gross margin for the three and nine months ended September 30, 2019 as compared to the comparable 2018 periods were primarily attributable to: (i) the reduced scale of operations resulting from lower revenue, which is reflected in the allocation of fixed costs, mainly consisting of depreciation and labor costs, to cost of development services and sales of developed products; (ii) the overhead costs were allocated to less production volume due to the reduced operations during the 2019 periods. We expect that our gross margin from this segment will continue to be negative, and we can only generate a positive gross margin if we can increase our production, thereby enabling us to operate more efficiently. Although we are selling our development services and developed products at prices which are less than our cost, we believe that, in long-term, we will be able to operate this segment profitable because we are optimistic about the long-term prospect of exosome-based diagnostic and therapeutic industry and the market for our products. However, we cannot assure you that we will be able to generate sufficient sales in this segment to operate profitably.

Other Operating Expenses

For the three and nine months ended September 30, 2019 and 2018, other operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Advertising expenses	$141,100	$150,548	$606,922	$150,548
Compensation and related benefits	2,187,959	569,915	6,388,292	1,596,181
Professional fees	1,630,827	1,449,768	3,891,539	2,614,565
Research and development	265,139	1,384	1,367,310	1,647
Amortization	81,892	81,892	245,678	245,678
Travel and entertainment	92,087	93,830	389,101	233,863
Other general and administrative	120,560	150,103	529,686	397,394
Impairment loss	1,010,011	-	1,010,011	-
	$5,529,575	$2,497,440	$14,428,539	$5,239,876

●	For the three months ended September 30, 2019, advertising expenses decreased by $9,448, or 6.3%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, advertising expenses increased by $456,374 or 303.1%. as compared to the nine months ended September 30, 2018. The increase in the nine months ended September 30, 2019 was primarily due to increased advertising activities incurred to publicize and enhance our image.

●	For the three months ended September 30, 2019, compensation and related benefits increased by $1,618,044, or 283.9%, as compared to the three months ended September 30, 2018. The significant increase was primarily attributable to an increase in stock-based compensation of approximately $1,413,000 which reflected the value of options granted and vested to our management in the third quarter of 2019, an increase in salary for our three key officers of approximately $131,000, and an increase in cash compensation for our directors of approximately $108,000, offset by a decrease in compensation and related benefits for other employees of approximately $34,000, mainly due to the termination of employment in the third quarter of 2019. For the nine months ended September 30, 2019, compensation and related benefits increased by $4,792,111, or 300.2%, as compared to the nine months ended September 30, 2018. The significant increase was primarily attributable to an increase in stock-based compensation of approximately $4,127,000 which reflected the value of options granted and vested to our management in the nine months ended September 30, 2019, an increase in salary for our three key officers of approximately $394,000, and an increase in cash compensation for our directors of approximately $307,000, offset by a decrease in compensation and related benefits for other employees of approximately $36,000, mainly due to the termination of employment in the nine months ended September 30, 2019.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to being a public company. For the three months ended September 30, 2019, professional fees increased by $181,059, or 12.5%, as compared to the three months ended September 30, 2018. The increase was mainly attributable to an increase in legal services fee of approximately $373,000 due to the increase in use of legal services providers, and an increase in investor relations service charges of approximately $269,000, offset by a decrease in consulting fees of approximately $377,000, and a decrease in other miscellaneous items of approximately $84,000. For the nine months ended September 30, 2019, professional fees increased by $1,276,974, or 48.8%, as compared to the nine months ended September 30, 2018. The increase was mainly attributable to an increase in consulting fees of approximately $393,000, an increase in legal services fee of approximately $396,000, and an increase in investor relations service charges of approximately $550,000, resulting from the increase in use of professional services providers, offset by a decrease in other miscellaneous items of approximately $62,000.

●	For the three months ended September 30, 2019, research and development expenses increased by $263,755, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, research and development expenses increased by $1,365,663, as compared to the nine months ended September 30, 2018. The significant increase was primarily due to the increased research and development activities.

●	Amortization expense from intangible assets remained consistent with prior year comparable periods.

●	For the three months ended September 30, 2019, travel and entertainment expense decreased by $1,743, or 1.9%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, travel and entertainment expense increased by $155,238, or 66.4%, as compared to the nine months ended September 30, 2018. The increase in the nine months ended September 30, 2019 was mainly due to increased business travel activities incurred and increased entertainment expenditure in order to enhance our visibility.

●	Other general and administrative expenses mainly consisted of academic sponsorship, Directors and Officers Insurance, and other miscellaneous items. For the three months ended September 30, 2019, other general and administrative expenses decreased by $29,543, or 19.7%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, other general and administrative expenses increased by $132,292, or 33.3%, as compared to the nine months ended September 30, 2018. The increase in the nine months ended September 30, 2019 was primarily due to an increase in Directors and Officers Insurance of approximately $96,000, and an increase in other miscellaneous items of approximately $36,000 resulting from our business expansion.

●	In September 2019, we assessed our intangible assets for any impairment and concluded that there were indicators of impairment as of September 30, 2019 and we calculated that the estimated undiscounted cash flows were less than the carrying amount of those intangible assets. We have not been able to realize the financial projections provided by Dr. Zhou at the time of the intangible assets purchase and have decided to impair the intangible assets to zero. Based on our analysis, we recognized an impairment loss of $1,010,011 for the three and nine months ended September 30, 2019, which reduced the value of intangible assets purchased to zero. We did not record any impairment charge for the three and nine months ended September 30, 2018.

Loss from Operations

As a result of the foregoing, for the three months ended September 30, 2019, loss from operations amounted to $5,476,347, as compared to $2,379,418 for the three months ended September 30, 2018, a change of $3,096,929, or 130.2%. As a result of the foregoing, for the nine months ended September 30, 2019, loss from operations amounted to $14,285,412, as compared to $4,907,391 for the nine months ended September 30, 2018, a change of $9,378,021, or 191.1%.

Other Income (Expense)

Other income (expense) mainly includes interest expense, change in fair value of warrants liabilities, allocated financing costs, loss from equity-method investment, and foreign currency transaction loss.

Other income, net, totaled $1,142,289 for the three months ended September 30, 2019, as compared to other expense, net, of $23,833 for the three months ended September 30, 2018, a change of $1,166,122, which was primarily attributable to an increase in change in fair value of warrants liabilities of approximately $1,160,000.

Other income, net, totaled $1,007,602 for the nine months ended September 30, 2019, as compared to other expense, net, $390,644 for the nine months ended September 30, 2018, a change of $1,398,246, which was primarily attributable to an increase in change in fair value of warrants liabilities of approximately $1,622,000, a decrease in interest expense of approximately $227,000, a decrease in foreign currency transaction loss of approximately $123,000, offset by an increase in allocated financing expense of approximately $525,000 and an increase in loss from equity-method investment of approximately $48,000.

Income Taxes

We did not have any income taxes expense for the three and nine months ended September 30, 2019 and 2018 since we incurred losses in the periods.

Net Loss

As a result of the factors described above, our net loss was $4,334,058 for the three months ended September 30, 2019, as compared to $2,403,251 for the three months ended September 30, 2018, a change of $1,930,807 or 80.3%. As a result of the factors described above, our net loss was $13,277,810 for the nine months ended September 30, 2019, as compared to $5,298,035 for the nine months ended September 30, 2018, a change of $7,979,775 or 150.6%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $3,858,195 or $(0.05) per share (basic and diluted) for the three months ended September 30, 2019, as compared with $2,344,670, or $(0.03) per share (basic and diluted) for the three months ended September 30, 2018, a change of $1,513,525 or 64.6%.

The net loss attributable to Avalon GloboCare Corp. common shareholders was $12,621,235 or $(0.17) per share (basic and diluted) for the nine months ended September 30, 2019, as compared with $5,120,643, or $(0.07) per share (basic and diluted) for the nine months ended September 30, 2018, a change of $7,500,592 or 146.5%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Genexosome, Avactis, and Exosome, is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing Genexosome, is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $69,388 and $94,069 for the three months ended September 30, 2019 and 2018, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $60,009 and $137,438 for the nine months ended September 30, 2019 and 2018, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $4,403,446 and $2,497,320 for the three months ended September 30, 2019 and 2018, respectively. As a result of our foreign currency translation adjustment, we had comprehensive loss of $13,337,819 and $5,435,473 for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2019 and December 31, 2018, we had cash balance of approximately $1,072,000 and $2,252,000, respectively. These funds are kept in financial institutions located as follows:

Country:	September 30, 2019		December 31, 2018
United States	$563,078	52.5%	$1,035,802	46.0%
China	509,262	47.5%	1,216,485	54.0%
Total cash	$1,072,340	100.0%	$2,252,287	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2018 to September 30, 2019:

	September 30, 2019	December 31, 2018	Change	Percentage Change
Working capital:
Total current assets	$1,807,158	$3,625,432	$(1,818,274)	(50.2)%
Total current liabilities	4,332,199	1,141,720	3,190,479	279.4%
Working capital (deficit)	$(2,525,041)	$2,483,712	$(5,008,753)	(201.7)%

Our working capital decreased by $5,008,753 to working capital deficit of $2,525,041 at September 30, 2019 from working capital of $2,483,712 at December 31, 2018. The decrease in working capital was primarily attributable to a decrease in cash of approximately $1,180,000, a decrease in security deposit of approximately $102,000, a decrease in prepaid expenses and other current assets of approximately $684,000, an increase in accrued liabilities and other payables of approximately $543,000, and an increase in derivative liabilities of approximately $2,596,000, offset by an increase in accounts receivable – related party, net of allowance for doubtful accounts, of approximately $168,000.

Our working capital decreased by $4,308,753 to working capital deficit of $1,825,041 at September 30, 2019 from working capital of $2,483,712 at December 31, 2018. The decrease in working capital was primarily attributable to a decrease in cash of approximately $1,180,000, a decrease in security deposit of approximately $102,000, a decrease in prepaid expenses and other current assets of approximately $684,000, an increase in accrued liabilities and other payables of approximately $543,000, and an increase in derivative liabilities of approximately $1,896,000, offset by an increase in accounts receivable – related party, net of allowance for doubtful accounts, of approximately $168,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flows for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following summarizes the key components of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(5,318,165)	$(3,540,696)
Net cash used in investing activities	(538,368)	(642,520)
Net cash provided by financing activities	4,693,704	5,042,217
Effect of exchange rate on cash	(17,118)	(75,895)
Net (decrease) increase in cash	$(1,179,947)	$783,106

Net cash flow used in operating activities for the nine months ended September 30, 2019 was $5,318,165, which primarily reflected our consolidated net loss of approximately $13,278,000, the non-cash item adjustment consisting of change in warrants derivative liabilities of approximately $1,622,000, and the changes in operating assets and liabilities, primarily consisting of an increase in accounts receivable – related parties of approximately $175,000, offset by a decrease in prepaid expenses and other current assets of approximately $241,000, a decrease in security deposit of approximately $101,000, and an increase in accrued liabilities and other payables of approximately $327,000, and the add-back of non-cash items mainly consisting of depreciation and amortization of approximately $430,000, stock-based compensation and service expense of approximately $7,003,000, allocated financing costs of approximately $525,000, and impairment loss of approximately $1,010,000.

Net cash flow used in operating activities for the nine months ended September 30, 2018 was $3,540,696, which primarily reflected our consolidated net loss of approximately $5,298,000, and the changes in operating assets and liabilities, primarily consisting of an increase in accounts receivable of approximately $131,000, an increase in accounts receivable – related parties of approximately $226,000, an increase in prepaid expenses and other current assets of approximately $120,000, and an increase in security deposit of approximately $710,000, offset by an increase in accrued liabilities and other payables of approximately $404,000, and the add-back of non-cash items consisting of depreciation and amortization expense of approximately $384,000, and stock-based compensation expense of approximately $2,225,000.

We expect our cash used in operating activities to increase due to the following:

●	the development and commercialization of new products;

●	an increase in professional staff and services; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities was $538,368 for the nine months ended September 30, 2019 as compared to $642,520 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we made payment for purchase of property and equipment of approximately $379,000, made payment for improvement of commercial real estate of approximately $16,000, made prepayment for purchase of long-term assets of approximately $26,000, and made payment for equity method investment of approximately $117,000. During the nine months ended September 30, 2018, we made payment for purchase of property and equipment of approximately $50,000, made payment for improvement of commercial real estate of approximately $393,000, and made payment for previously acquired business of approximately $200,000.

Net cash flow provided by financing activities was $4,693,704 for the nine months ended September 30, 2019 as compared to $5,042,217 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we received proceeds from note payable – related party of $1,000,000, and net proceeds for equity offering of approximately $5,104,000, offset by repayments made for note payable – related party of $410,000, and repayments for loan payable of $1,000,000. During the nine months ended September 30, 2018, we received net proceeds from equity offering of approximately $7,065,000, offset by repayments made for loan of approximately $500,000, repurchase of common stock of approximately $523,000, and refund for refundable deposit in connection with Share Subscription Agreement of approximately $1,000,000.

Our capital requirements for the next twelve months primarily relate to working capital requirements, including salaries, fees related to third parties’ professional services, reduction of accrued liabilities, mergers, acquisitions and the development of business opportunities. These uses of cash will depend on numerous factors including our sales and other revenues, and our ability to control costs. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance our current business, including ongoing research and development programs, clinical studies, as well as commercial strategies;

●	repayment for outstanding borrowings;

●	the use of capital for mergers, acquisitions and the development of business opportunities;

●	addition of administrative personnel as the business grows; and

●	the cost of being a public company.

In the third quarter of 2019, we had secured a $20 million credit facility provided by our Chairman, Daniel Lu.  The unsecured credit facility bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. The note is not convertible to equity. Currently, we use our cash to support our operations and to provide working capital for our ongoing operations and obligations. Our operations will require additional funding for the foreseeable future. We believe that it is not likely that we will not meet our anticipated cash requirements for the next twelve months. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing, we are able to obtain, may involve operating covenants that restrict our business. Insufficient funds have required and may continue to cause us to delay, scale back or eliminate some or all of our research or development programs, limit our sales activities or negatively impact our operations.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2019, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Office leases commitment	$38,864	$38,864	$-	$-	$-
Insurance premium financing (principal)	169,563	169,563	-	-	-
Acquisition consideration	100,000	100,000	-	-	-
Note payable – related party (principal)	590,000	-	590,000	-	-
Accrued interest – related party	23,425	23,425	-	-	-
Epicon equity investment obligation	867,327	867,327	-	-	-
AVAR Joint venture commitment	10,999,457	-	5,999,457	5,000,000	-
Total	$12,788,636	$1,199,179	$6,589,457	$5,000,000	$-

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended September 30, 2019 and 2018, we had unrealized foreign currency translation loss of approximately $69,000 and $94,000, respectively, because of changes in the exchange rate. For the nine months ended September 30, 2019 and 2018, we had unrealized foreign currency translation loss of approximately $60,000 and $137,000, respectively, because of changes in the exchange rate.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2019, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of September 30, 2019 due to the significant deficiencies which aggregate to a material weakness and was previously reported in our Form 10-K Annual Report for the year ended December 31, 2018 (“2018 10-K”), that have not yet been remediated.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Yu Zhou, MD, PhD, pursuant to which the Company acquired all assets, including all intellectual property, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, Genexosome paid Dr. Zhou $876,087 in cash, transferred 500,000 shares of common stock of the Company to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of Genexosome.   Further, on October 25, 2017, Genexosome entered into and closed a Stock Purchase Agreement with Beijing Genexosome and Dr. Zhou, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000 of which $100,000 is still owed.  The Company had not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has decided to impair the intangible asset associated with this acquisition to zero.  Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019.   Further, on October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016  and violation of Ohio Uniform Trade Secrets Act.  Research Institute is seeking monetary damages, injunctive relief, exemplary damages, injunctive relief and other equitable relief.     The case number is 2:19-cv-4574.  The Company intends to vigorously defend against this action and pursue all available legal remedies.  While there can be no assurances, the Company believes it has substantial legal and factual defenses to the Research Institute’s claims.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our 2018 Annual Report on Form 10-K, other than as set forth below:

If we are unable to obtain and maintain sufficient intellectual property protection for our products and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.

Our success will depend in large part on our ability to obtain, maintain, and defend patents on our product candidates, obtain licenses to use third-party technologies, protect our trade secrets, and operate without infringing the proprietary rights of others. As is the case with other biopharmaceutical companies, our success depends on our ability to protect and defend intellectual property we own or license, particularly patents, in the United States and other countries with respect to our product candidates and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates.

Obtaining and enforcing biopharmaceutical patents is costly, time consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

Moreover, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical product candidates, or limit the duration of the patent protection of our product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

We may face uncertainty and difficulty in obtaining and enforcing our patents and other proprietary rights.

There can be no assurance that any patent applications we file or license will be approved, or that challenges will not be instituted against the validity or enforceability of any patent licensed-in or owned by us. Our pending and future patent applications may not result in patents being issued that protect our product candidates, in whole or in part, or which effectively prevent others from commercializing competitive product candidates. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner. The cost of litigation to uphold the validity and prevent infringement of a patent is substantial. Furthermore, there can be no assurance that others will not independently develop substantially equivalent technologies not covered by patents to which we have rights or obtain access to our know-how. In addition, the laws of certain countries may not adequately protect our intellectual property. Our competitors may possess or obtain patents on products or processes that are necessary or useful to the development, use, or manufacture of our product candidates. There can also be no assurance that our proposed technology will not infringe upon patents or proprietary rights owned by others, with the result that others may bring infringement claims against us and require us to license such proprietary rights, which may not be available on commercially reasonable terms, if at all. Any such litigation, if instituted, could have a material adverse effect, potentially including monetary penalties, diversion of management resources, and injunction against continued manufacture, use, or sale of certain products or processes.

We rely upon non-patented proprietary know-how. There can be no assurance that we can adequately protect our rights in such non-patented proprietary know-how, or that others will not independently develop substantially equivalent proprietary information or techniques or gain access to our proprietary know-how. Any of the foregoing events could have a material adverse effect on us. In addition, if any of our trade secrets, know-how or other proprietary information were to be disclosed, or misappropriated, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

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

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we do not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, any patents we may obtain may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and any patent protection we may obtain in the future could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. There are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If we fail to protect or enforce our intellectual property rights adequately or secure rights to patents of others, the value of our intellectual property rights would diminish.

Our commercial viability will depend in part on obtaining and maintaining patent protection and trade secret protection of our product candidates, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products is dependent upon the extent to which we obtain rights under valid and enforceable patents or trade secrets that cover these activities.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make products that are similar to our product candidates but that are not covered by the claims of any patents;

●	we might not have been the first to make the inventions covered by any issued patents or patent applications;

●	we might not have been the first to file patent applications for these inventions;

●	it is possible that any patent applications we own or license will not result in issued patents;

●	any issued patents may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges by third parties;

●	we may not develop additional proprietary technologies that are patentable or protectable under trade secrets law; or

●	the patents of others may have an adverse effect on our business.

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

We are party to a research agreement with the Massachusetts Institute of Technology (“MIT”) for development of chimeric antigen receptor (CAR) technology. MIT has granted us options to non-exclusively or exclusively license MIT inventions arising under this research agreement. We may need to negotiate commercially reasonable terms and conditions with MIT to advance our research and development activities or allow the commercialization of CAR technology or any other product candidates we may identify and pursue.

We have a strategic partnership agreement with Assistant Professor Yen-Michael S. Hsu, M.D., Ph.D. at Weill Cornell Medical College of Cornell University (“Weill Cornell”) for co-development of CAR-T, CAR-NK, endothelial cells, stem cells and exosomes. We have no rights in any Weill Cornell intellectual property resulting from this strategic partnership agreement. We may need to negotiate terms and conditions with Weill Cornell to advance our research and development activities or allow the commercialization of technology if this strategic partnership results in Weill Cornell intellectual property.

We have an agreement with China Inmunotech for clinical trial work on CD19 under which intellectual property will be co-owned by us and China Immunotech.

Our subsidiary Avactis Biosciences, Inc. and Arbele Limited (“Arbele”) are parties to the joint venture AVAR BioTherapeutics Ltd. (“AVAR”) for development of other chimeric antigen receptor (CAR) technology. Arbele has granted AVAR an exclusive license to its rights in this technology. We and AVAR may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of CAR technology or any other product candidates we may identify and pursue.

Our agreements with MIT, Dr. Hsu, and China Immuotech and AVAR’s license agreement with Arbele impose, and we expect that future agreements will impose, various development, diligence, commercialization, or other obligations on AVAR and us. In spite of our efforts, MIT, Dr. Hsu, China Immuotech or Arbele might conclude that we or AVAR have materially breached its obligations under such agreements and might therefore terminate the agreements, thereby removing or limiting our ability or our subsidiary AVAR’s ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of CAR technology or other product candidates that we may identify. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	the sublicensing of patent and other rights under our collaborative development relationships;

●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

●	the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

We may be subject to claims challenging the inventorship of patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest as an inventor or co-inventor in intellectual property we own or license. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. We may be subject to claims by third parties asserting that our licensors, employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Shares Issued for Services

On September 23, 2019, pursuant to service agreements, we issued an aggregate of 115,417 shares of common stock for professional services rendered. These shares were valued at $391,867, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and we reduced accrued liabilities of $391,867.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On October 18, 2019, the Company and third-party institutional investors (the (“Warrant Holders”) holding Stock Purchase Warrants to acquire 1,714,288 shares of common stock of the Company (the “Warrants”) entered into a Warrant Redemption and Cancellation Agreement (the “Redemption Agreement”). The Warrants had an exercise price of $3.50 per share and were originally issued as part of the Company’s registered direct offering in April 2019. The Redemption Agreement provides that the Company will redeem the Warrants for a purchase price of approximately $1.4 million with 50% of the Warrants to be redeemed on or before October 25, 2019 and the balance to be redeemed on or before November 8, 2019. Following each closing, the Warrants that were redeemed shall be cancelled. The initial closing occurred on October 25, 2019 and the second closing occurred on November 6, 2019 resulting in all of the Warrants being redeemed and cancelled.

On September 20, 2019 (the “Dismissal Date”), the Company advised RBSM LLP (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors. On September 23, 2019 (the “Engagement Date”), the Company engaged Marcum LLP (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2019. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao “Daniel” Lu (the “Lender”), a significant shareholder and director of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. Under the Line of Credit, the Company received a loan from the Lender of $500,000 on October 23, 2019, $300,000 on October 24, 2019, and $800,000 on November 1, 2019.

On August 14, 2019, Genexosome Technologies Inc. (“Genexosome”) terminated Yu Zhou as Co-Chief Executive Officer. In addition, Dr. Zhou’s Executive Retention Agreement was also terminated. Dr. Jin, Chief Executive Officer of the Company, continues to serve as Chief Executive Officer of Genexosome.

On September 17, 2019, Avalon became aware that former employee, Yu Zhou, and his wife (Li Chen), had been indicted in the United States District Court for the Southern District of Ohio for allegedly stealing trade secrets from Nationwide Children’s Hospital. Avalon is cooperating fully with the US Attorney’s ongoing investigation.

Intellectual Property

Our goal is to obtain, maintain and enforce patent rights for our products, formulations, processes, methods of use and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and abroad. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. Even patent protection, however, may not always afford us with complete protection against competitors who seek to circumvent our patents. We own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights that, in the aggregate, are of material importance to our business. We consider our trademarks, service marks, and other intellectual property to be proprietary, and rely on a combination of patent, copyright, trademark, trade secret, non-disclosure, and contractual safeguards to protect our intellectual property rights. If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish. To this end, we require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure and use of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions relevant to our technologies and important to our business.

Our subsidiary Avactis Biosciences, Inc., and Arbele Limited (“Arbele”) are parties to the joint venture AVAR BioTherapeutics Ltd. (“AVAR”) for development of other chimeric antigen receptor (CAR) technology. Arbele has granted AVAR an exclusive license in the People’s Republic of China to its rights in this technology, including two U.S. provisional applications directed to artificial immunosurveillance chimeric antigen receptors (AI-CAR) that IL15, IL7, IL12 /or IL21 cytokine receptor endodomains into the classic CAR structure and pro-chimeric antigen receptors (PROCAR) having bispecific or dual-specific affinity for CD19 and CD22.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2016)

4.2 †	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.5	Warranty Agreement between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.6	Form of Subscription Agreement between Avalon GloboCare Corp. and the October 2017 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

4.7	Form of Warrant to Boustead Securities, LLC in connection with the private placements (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 27, 2018)

4.8	Form of Warrant (April 2019) (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.2 †	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2016)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership, as Seller, and Avalon GloboCare Corp., as Buyer dated as of December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2016)

10.4 †	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li dated January 11, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2017)

10.5 †	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.6 †	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.7 †	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.8 †	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.12	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation) (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017)

10.13	Securities Purchase Agreement between Avalon GloboCare Corp. and Genexosome Technologies Inc. dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.14	Asset Purchase Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.15	Stock Purchase Agreement between Genexosome Technologies Inc., Beijing Jieteng (Genexosome) Biotech Co. Ltd. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.16 †	Executive Retention Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.18 †	Director Agreement by and between Avalon GloboCare Corp. and Wilbert J. Tauzin II dated November 1, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.19	Agreement between Avalon GloboCare Corp. and Tauzin Consultants, LLC dated November 1, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.20 †	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated April 3, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.21 †	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 3, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.22	Advisory Service Contract between Ludaopei Hematology Research Institute Co., Ltd. and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 1, 2018 (English translation) (Incorporated by reference to that Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 19, 2018)

10.23	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the April 2018 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2018)

10.24	Supplementary Agreement Related to Share Subscription by and between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang dated April 23, 2018 (English translation) (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

10.25	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated May 3, 2018 (English translation) (incorporated by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018)

10.26 †	Director Agreement by and between Avalon GloboCare Corp. and Tevi Troy dated June 4, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.27	Joint Venture Agreement by and between Avalon (Shanghai) Healthcare Technology Co., Ltd. and Jiangsu Unicorn Biological Technology Co., Ltd. dated May 29, 2018 (English translation) (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.28 †	Director Agreement by and between Avalon GloboCare Corp. and William Stilley, III dated July 5, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2018)

10.29 †	Director Agreement by and between Avalon GloboCare Corp. and Steven A. Sanders dated July 30, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2018)

10.30	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated August 3, 2018 (English translation) (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.31	Strategic Partnership Agreement between Avalon GloboCare Corp. and Weill Cornell Medical College of Cornell University dated August 6, 2018 (incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.32	Equity Joint Venture Agreement by and between Avactis Biosciences, Inc., a wholly-owned subsidiary of Avalon GloboCare Corp., and Arbele Limited for the establishment of AVAR (China) BioTherapeutics Ltd. dated October 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

10.33	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated January 3, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.34	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated January 3, 2019 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.35	Letter Agreement by and between Avalon (Shanghai) Healthcare Technology Co. Ltd. and Meng Li dated January 3, 2019 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.36	Promissory Note issued to Daniel Lu dated Mach 18, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2019)

10.37†	Director Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.38†	Director Agreement by and between Avalon GloboCare Corp. and Yue “Charles” Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.39	Form of Securities Purchase Agreement dated April 25, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

10.40	Revolving Line of Credit Agreement dated as of August 29, 2019 between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated August 29, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019)

10.41	Form of Warrant Redemption and Cancellation Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 20, 2018)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.
(Registrant)

Date: November 14, 2019	By:	/s/ David K. Jin
David K. Jin
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)