Form 10-Q/A
period 2019-09-30
Avalon GloboCare Corp.
filed 2019-11-14
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 previously filed on November 14, 2019 (the “Original Filing”). We are filing this Form 10-Q/A to correct inadvertent typographical errors in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.  This Amendment speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way any other disclosures made in the Original Form 10-Q.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2016)

4.2 †	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.5	Warranty Agreement between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.6	Form of Subscription Agreement between Avalon GloboCare Corp. and the October 2017 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

4.7	Form of Warrant to Boustead Securities, LLC in connection with the private placements (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 27, 2018)

4.8	Form of Warrant (April 2019) (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.2 †	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2016)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership, as Seller, and Avalon GloboCare Corp., as Buyer dated as of December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2016)

10.4 †	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li dated January 11, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2017)

10.5 †	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.6 †	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.7 †	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.8 †	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.12	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation) (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017)

10.13	Securities Purchase Agreement between Avalon GloboCare Corp. and Genexosome Technologies Inc. dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.14	Asset Purchase Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.15	Stock Purchase Agreement between Genexosome Technologies Inc., Beijing Jieteng (Genexosome) Biotech Co. Ltd. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.16 †	Executive Retention Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.18 †	Director Agreement by and between Avalon GloboCare Corp. and Wilbert J. Tauzin II dated November 1, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.19	Agreement between Avalon GloboCare Corp. and Tauzin Consultants, LLC dated November 1, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.20 †	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated April 3, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.21 †	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 3, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.22	Advisory Service Contract between Ludaopei Hematology Research Institute Co., Ltd. and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 1, 2018 (English translation) (Incorporated by reference to that Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 19, 2018)

10.23	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the April 2018 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2018)

10.24	Supplementary Agreement Related to Share Subscription by and between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang dated April 23, 2018 (English translation) (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

10.25	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated May 3, 2018 (English translation) (incorporated by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018)

10.26 †	Director Agreement by and between Avalon GloboCare Corp. and Tevi Troy dated June 4, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.27	Joint Venture Agreement by and between Avalon (Shanghai) Healthcare Technology Co., Ltd. and Jiangsu Unicorn Biological Technology Co., Ltd. dated May 29, 2018 (English translation) (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.28 †	Director Agreement by and between Avalon GloboCare Corp. and William Stilley, III dated July 5, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2018)

10.29 †	Director Agreement by and between Avalon GloboCare Corp. and Steven A. Sanders dated July 30, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2018)

10.30	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated August 3, 2018 (English translation) (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.31	Strategic Partnership Agreement between Avalon GloboCare Corp. and Weill Cornell Medical College of Cornell University dated August 6, 2018 (incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.32	Equity Joint Venture Agreement by and between Avactis Biosciences, Inc., a wholly-owned subsidiary of Avalon GloboCare Corp., and Arbele Limited for the establishment of AVAR (China) BioTherapeutics Ltd. dated October 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

10.33	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated January 3, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.34	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated January 3, 2019 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.35	Letter Agreement by and between Avalon (Shanghai) Healthcare Technology Co. Ltd. and Meng Li dated January 3, 2019 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.36	Promissory Note issued to Daniel Lu dated Mach 18, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2019)

10.37†	Director Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.38†	Director Agreement by and between Avalon GloboCare Corp. and Yue “Charles” Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.39	Form of Securities Purchase Agreement dated April 25, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

10.40	Revolving Line of Credit Agreement dated as of August 29, 2019 between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated August 29, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019)

10.41	Form of Warrant Redemption and Cancellation Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 20, 2018)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed herewith

**	Previously filed

†	Management contract or compensatory plan or arrangement.

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