Form 10-K
period 2019-12-31
Avalon GloboCare Corp.
filed 2020-04-06
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 000-55709

(Name of registrant as specified in its charter)

Delaware	47-1685128
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4400 Route 9 South, Suite 3100
Freehold, New Jersey 07728	732-780-4400
(Address of principal executive offices)	(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of each Class:	Name of Each Exchange
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was approximately $57,605,000.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of April 6, 2020, was 78,058,898.

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

Avalon’s subsidiary and joint venture structure contribute to investor flexibility and R&D focus, enabling Avalon to establish our leading role in the fields of immune effector cell therapy (including CAR-T and CAR-NK), as well as exosome-based regenerative therapeutics (our ACTEX™ platform).

Avalon achieves and fosters seamless integration of unique verticals to bridge and accelerate innovative research, bio-process development, clinical programs and product commercialization. Avalon’s upstream innovative research includes:

●	Co-development of Avalon Clinical-grade Tissue-specific Exosome (“ACTEX™”) with Weill Cornell Medicine

●	Novel therapeutic and diagnostic targets development utilizing QTY-code protein design technology with Massachusetts Institute of Technology (MIT)

●	Co-development of next generation, transposon-based, multi-target CAR-T, CAR-NK and other immune effector cell therapeutic modalities with Arbele Corp.

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

The commercialization phase of Avalon’s ACTEX™-based product development is underway to enter the markets of skin care, scar removal, and hair growth through in-house development and strategic partnership.

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd., or Unicorn, pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within two years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.1 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive operation by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.4 million). The board of directors of Epicon shall consist of five members with Unicorn appointing three members and Avalon Shanghai appointing two members. Epicon will be focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of December 31, 2019, Unicorn has invested the premises of the laboratories of Nanjing BENQ hospital as GMP level research and manufacture facility and Avalon Shanghai has contributed RMB 4,100,000 (approximately $0.6 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

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

For the year ended December 31, 2019 we generated revenue by providing medical related consulting services in advanced areas of immunotherapy and second opinion/referral services through our wholly-owned subsidiary Avalon (Shanghai) Healthcare Technology Co., Ltd., or Avalon Shanghai. We also own and operate rental commercial real property in New Jersey, where we are headquartered. We discontinued sales of exosome isolation systems in China and the US through our joint venture Genexosome Technologies, Inc. Feedback received from our research partners is that our exosome isolation systems did not produce consistent results and did not deliver high exosome yields and concentrations.

COVID-19 has not significantly impacted Company operations or the work performed as part of our clinical trials in China. The clinical trials are being conducted at Hebei Yanda Lu Daopei Hospital and Beijing Lu Daopei Hospital. Both hospitals are considered primarily hematology specialty hospitals and experienced minor disruption as part of the pandemic.

Corporate Information/Company History

We were incorporated under the laws of the State of Delaware on July 28, 2014 under the name Global Technologies Corp. On October 18, 2016, we changed our name to Avalon GloboCare Corp. and completed a reverse split of our shares of common stock at a ratio of 1:4.

We own 100% of the capital stock of Avalon Healthcare Systems, Inc., a Delaware corporation, or AHS, which we acquired on October 19, 2016. AHS was incorporated on May 18, 2015 under the laws of the State of Delaware. In addition, we own through AHS 100% of the capital stock of Avalon (Shanghai) Healthcare Technology Co., Ltd., or Avalon Shanghai, which is a wholly foreign-owned enterprise, or WOFE, organized under the laws of the People’s Republic of China, or PRC or China. Avalon Shanghai was incorporated on April 29, 2016 and is engaged in medical related consulting services for customers. On January 23, 2017, we incorporated Avalon (BVI) Ltd, a British Virgin Islands company (dormant and in process of being dissolved). On February 7, 2017, we formed Avalon RT 9 Properties, LLC, a New Jersey limited liability company. In July 2017, we formed Genexosome Technologies Inc., a Nevada corporation, or Genexosome. On October 25, 2017, we and Genexosome entered into a Securities Purchase Agreement pursuant to which we acquired 600 shares of Genexosome in consideration of $1,326,087 in cash and 500,000 shares of our common stock. On October 25, 2017, Genexosome entered into and closed a Stock Purchase Agreement with Beijing Jieteng (Genexosome) Biotech Co. Ltd., a corporation incorporated in the People’s Republic of China, or Beijing Genexosome, and Yu Zhou, MD, PhD, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000. On October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Dr. Zhou, pursuant to which we acquired all assets, including all intellectual property and the exosome separation system, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies in consideration of $876,087 in cash, 500,000 shares of our common stock and 400 shares of common stock of Genexosome. As a result of the above transactions, we hold 60% of Genexosome and Dr. Zhou holds 40% of Genexosome.

On July 18, 2018, we formed a wholly owned subsidiary, Avactis Biosciences Inc. (“Avactis”), a Nevada corporation, which will be focused on accelerating commercial activities related to cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others. The subsidiary is designed to integrate and optimize our global scientific and clinical resources to further advance the use of cellular therapies to treat certain cancers. On October 23, 2018, Avactis and Arbele Limited (“Arbele”) agreed to the establishment of AVAR BioTherapeutics (China) Co. Ltd. (“AVAR”), a Sino-foreign equity joint venture, pursuant to an Equity Joint Venture Agreement (the “AVAR Agreement”), which will be owned 60% by Avactis and 40% by Arbele. The purpose and business scope of the Joint Venture is to research, develop, produce, sell, distribute and generally commercialize CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy in China. Avactis is required to contribute USD $10 million (or equivalent in RMB) in cash and/or services, which shall be contributed in tranches based on milestones to be determined jointly by AVAR and Avactis in writing subject to Avactis’ cash reserves. Within 30 days, Arbele shall make contribution of USD $6.66 million in the form of entering into a License Agreement with AVAR granting AVAR with an exclusive right and license in China to its technology and intellectual property pertaining to CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy technology and any additional technology developed in the future with terms and conditions to be mutually agreed upon Avactis and AVAR and services. As of the date hereof, AVAR is in process of being established and the License Agreement has not been finalized.

The following diagram illustrates our corporate structure:

Sales and Marketing

We seek to develop new business through relationships driven by our senior management, which have extensive contacts throughout the healthcare system. Our senior management will be seeking opportunities for joint ventures, strategic relationships and acquisitions in consulting, biomedical innovations, and telemedicine, and rehabilitation centers.

Services

We currently generate revenue from related party strategic relationships through Avalon Shanghai that provide consultative services in advanced areas of immunotherapy and second opinion/referral services. In addition, our services are targeted at serving our clients and using our insights and deep expertise to produce tangible and significant results. Our services include research studies, executive education, daily online executive briefings, tailored expert advisory services, and consulting and management services. We typically charge an annual fee. Through our services, we attempt to have our clients focus on important problems by providing an analysis of the evolving healthcare industry and the methods prevalent in the industry to solve those problems through counsel, business planning and support. We tailor these solutions to the client’s specific strategic challenges, operational issues, and management concerns. We plan to expand our business services throughout the United States via our “Technology + Service” platform: “Avalon Cell”.

Strategic Partnerships and Acquisitions

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

Markets

We will focus on the following markets in developing our core business:

Platform “Avalon Cell”

Regarded as the future of medicine, we believe cell-based therapeutics will replace pharmaceuticals as a more effective and functional modality in disease treatment. We are actively engaging in this revolutionary trend and positioning to take a leading role in cell-based technology and therapeutics. The business model for our “Avalon Cell” platform is based on stringent criteria in the selection and evaluation of candidate projects at different stages of their developmental cycle. We particularly focus on projects that have strong intellectual property and distinctive innovation, as well as being translational, application-driven, and commercialization-ready. Our technology-based platform, “Avalon Cell”, comprises four programs:

●	Exosome technology, small extracellular vesicles that have great potential to be used in diagnostics (“liquid biopsy”) and regenerative therapeutics. We have commenced developing collaborative sites at Weill Cornell Medical College in the United States, as well as Lu Daopei Hospital of Daopei Medical Group and Da An Gene Co, Ltd. in China, focusing on exosome-based diagnostics and therapeutics.

●	Endothelial cells, namely therapeutics involving the cells that line blood vessels and regulate exchanges between the bloodstream and surrounding tissue. These programs will occur with our collaborative sites at Weill Cornell Medical College Department of Pathology and Ansary Stem Cell Institute, focusing on standardization of endothelial derived exosomes and therapeutics;

●	Regenerative medicine; and

●	Cell-based immunotherapy (including cells such as NK, DC-CIK, CAR-T).

Revenue

Genexosome Technologies, Inc.

Through our majority-owned subsidiary, Genexosome Technologies, Inc., or Genexosome, during certain periods of 2019, marketed and sold our proprietary exosome isolation systems. Exosomes are small extracellular vesicles that we believe may be used as a vehicle for drug delivery in the treatment of various diseases, and biomarkers for early stage diagnosis and as enhancements to certain cosmetic treatments and procedures. We discontinued sales of exosome isolation systems in China and the US through our joint venture Genexosome Technologies, Inc. Feedback received from our research partners is that our exosome isolation systems did not produce consistent results and did not deliver high exosome yields and concentrations.

Avalon RT 9 Properties, LLC

In May 2017, we acquired commercial property located in Freehold, New Jersey. This property is now our corporate headquarters and contains several commercial tenants that generate revenue through rental income.

Avalon Shanghai

We currently generate revenue by providing medical related consulting services in advanced areas of immunotherapy and second opinion/referral services through Avalon (Shanghai) Healthcare Technology Co., Ltd., or Avalon Shanghai. Our medical related consulting services include research studies, executive education, daily online executive briefings, tailored expert advisory services, and consulting and management services. Through our services we attempt to have our clients focus on important problems by providing an analysis of the evolving healthcare industry and the methods prevalent in the industry to solve those problems through counsel, business planning and support. The revenue generated from our related parties in China is managed by our employees residing in China and contactors who are retained as needed. Consulting services have been provided by Avalon Shanghai under the contract include:

●	providing scientific research consulting services;

●	integrating experts, medical institutions and other resources in the United States in support of scientific research;

●	providing technical education and training; and

●	assisting in publication of academic papers.

Strategic Development

We intend to pursue the acquisition and development of healthcare related technologies for cell related diagnostics and therapeutics through acquisition, licensing or joint ventures with major universities and biotech companies. We will also consider a third avenue of investing in certain technologies for cell related diagnostics and therapeutics.

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

Competition

Genexosome Technologies, Inc.

We discontinued sales of exosome isolation systems in China and the US through our joint venture Genexosome Technologies, Inc. Feedback received from our research partners is that our exosome isolation systems did not produce consistent results and did not deliver high exosome yields and concentrations. There are other companies that produce exosome isolation systems.

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

As our business develops and we expand through joint ventures, acquisitions and strategic partnerships in the U.S. and PRC, we will have competition with other direct service providers, emerging technologies and medical communication platforms. We will seek to maintain a competitive advantage through intellectual property, superior quality management and cutting-edge technology.

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

Manufacturing

We discontinued sales of exosome isolation systems in China and the US through our joint venture Genexosome Technologies, Inc. Feedback received from our research partners is that our exosome isolation systems did not produce consistent results and did not deliver high exosome yields and concentrations. During 2019, Genexosome maintained its manufacturing facilities in leased premises located in Beijing, China and our owned executive commercial building in Freehold, New Jersey. Currently, this manufacturing facility is idle as we discontinued sale of the product.

Employees

As of March 30, 2020, we employed 8 employees, seven of which are full time employees. None of our employees are represented by a collective bargaining arrangement.

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

General Operating and Business Risks

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

The recent outbreak of the Coronavirus Disease 2019, or COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

We incurred a net loss amounting to $8,052,296 for the year ended December 31, 2018 and a net loss amounting to $18,070,161 for the year ended December 31, 2019. If we incur additional significant losses, our stock price may decline, perhaps significantly. Our management is developing plans to achieve profitability. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are a new enterprise, we expect that net losses will continue.

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

Currently, we have several consulting contracts with related parties in China. The loss of such customers could adversely impact our financial condition and results of operations.

During the year ended December 31, 2019, we recognized an aggregate of $1,546,305 in revenue, of which $355,544 was generated from related parties. During the year ended December 31, 2018, we recognized an aggregate of $1,562,286 in revenue, of which $269,287 was generated from related parties. Wenzhao Lu, our Chairman and significant shareholder, is the Chairman of each of the related parties. The loss of any related party customer would have a material adverse effect on our financial condition or results of operation, the loss of more than one such related party customer, or our failure to replace such customer with other customers, could have a material adverse effect on our financial condition and our results of operations.

Our auditors have issued a “Going Concern” audit opinion.

Our independent auditors have indicated, in their report on our December 31, 2019 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. We had an accumulated deficit of $29,361,937 at December 31, 2019. We have a limited operating history, incurred recurring net loss and negative cash flows from operating activities, and our continued growth is dependent upon the continuation of providing medical consulting services to our related parties, generating rental revenue from our income-producing real estate property in New Jersey and generating revenue from development services and sales of developed products; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate significant revenues. There are no assurances that we will be successful in our efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. We plan on raising capital through the sale of equity to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to our company on satisfactory terms and conditions, if any.

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

We presently derive our revenue from providing medical related consulting services to related parties and generating rental revenue from our income-producing real estate property in New Jersey. Our growth therefore depends on our ability to attract new clients, maintain existing clients and properties and sell additional products and services to existing clients. This depends on our ability to understand and anticipate market and pricing trends and our clients’ needs and our ability to deliver consistent, reliable, high-quality services. Our failure to engage new clients, continue to re-engage with our existing clients or cross-sell additional services could materially and adversely affect our operating results.

Our prospects will suffer if we are not able to hire, train, motivate, manage, and retain a significant number of highly skilled employees.

We only recently commenced business and we presently generate medical related consulting services from related parties and generate rental revenue from our income-producing real estate property in New Jersey. On the consulting side, Wenzhao Lu, our Chairman and significant shareholder, is the Chairman of each of the clients in which we have provided consulting services. Our future success depends upon our ability to hire, train, motivate, manage, and retain a significant number of highly skilled employees, particularly research analysts, technical experts, and sales and marketing staff. We will experience competition for professional personnel in each of our business lines. Hiring, training, motivating, managing, and retaining employees with the skills we need is time consuming and expensive. Any failure by us to address our staffing needs in an effective manner could hinder our ability to continue to provide high-quality products and services and to grow our business.

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

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we do not obtain patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the price of our common stock could decline. The perception in the market that these sales may occur could also cause the price of our common stock to decline.

In addition, as of December 31, 2019, 5,260,000 shares of common stock issuable upon exercise of outstanding stock options, which will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 under the Securities Act. If the shares we may issue from time to time upon exercise of outstanding options are sold, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.

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

We are obligated under various lease agreements providing for office space that expire at various dates through the year 2021. Total rent expense under these lease agreements was approximately $91,000 and $103,000 for the years ended December 31, 2019 and 2018, respectively.

We believe that our current office space is adequate for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings, except as set forth below.

On October 25, 2017, Genexosome entered into and closed a Stock Purchase Agreement with Beijing Genexosome and Yu Zhou, MD, PhD, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000 of which $100,000 is still owed. Further, on October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Dr. Zhou, pursuant to which the Company acquired all assets, including all intellectual property and the exosome separation system, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, Genexosome paid Dr. Zhou $876,087 in cash, transferred 500,000 shares of common stock of the Company to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of Genexosome.   Further, The Company had not been able to realize the financial projections provided by Dr. Zhou for the sale of the separation systems which were provided to the Company at the time of the acquisition and the Company has decided to impair the intangible asset associated with this acquisition to zero.  Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019.   Further, on October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016  and violation of Ohio Uniform Trade Secrets Act.  Research Institute is seeking monetary damages, injunctive relief, exemplary damages, injunctive relief and other equitable relief. The case number is 2:19-cv-4574.  The Company intends to vigorously defend against this action and pursue all available legal remedies.  While there can be no assurances, the Company believes it has substantial legal and factual defenses to the Research Institute’s claims.

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

	High	Low
2018
First Quarter	$3.97	$0.98
Second Quarter	$3.30	$1.45
Third Quarter	$2.90	$2.11
Fourth Quarter	$3.15	$2.02

2019
First Quarter	$12.55	$2.60
Second Quarter	$5.63	$1.91
Third Quarter	$2.59	$1.73
Fourth Quarter	$2.32	$1.44

On March 30, 2020, the closing trading price of our shares of common stock was $1.37 per share and there were 77,191,160 common shares outstanding. On that date, there were approximately 242 registered holders of record of our shares of common stock, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers.

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

Recent Sales of Unregistered Securities

Common Shares Issued for Services

During the year ended December 31, 2019, the Company issued a total of 537,380 shares of its common stock for services rendered and to be rendered. These shares were valued at $1,318,600, the fair market values on the grant dates using the reported closing share prices on the dates of grant and the Company recorded stock-based compensation expense of $1,077,442 for the year ended December 31, 2019 and reduced accrued liabilities of $116,575 and recorded prepaid expense of $124,583 as of December 31, 2019 which will be amortized over the rest of corresponding service periods.

During the first quarter of 2020, the Company issued a total of 222,577 shares of its common stock for services rendered and to be rendered. These shares were valued at $213,300, the fair market values on the grant dates using the reported closing share prices on the dates of grant and the Company recorded stock-based compensation expense of $156,093 for the quarter ended March 31, 2020 and recorded prepaid expense of $57,207 as of March 31, 2020 which will be amortized over the rest of corresponding service periods.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements and related notes to those consolidated financial statements that are included elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Market Conditions

Our financial performance generally is highly dependent on the business environment in our markets where we operate. In early 2020, an outbreak of a novel strain of coronavirus was identified in Wuhan, China. The coronavirus has since spread within China and infections have been found in a number of countries around the world, including the United States. The coronavirus and its associated impacts on trade, travel, employee productivity and other economic activities has had, and may continue to have, a destabilizing effect on financial markets and economic activity. The extent of the impact of the coronavirus on our operational and financial performance is currently uncertain and cannot be predicted and will depend on certain developments, including, among others, the duration and spread of the outbreak, its impact on our customers, employees and vendors, and governmental, regulatory and private sector responses, which may be precautionary, to the coronavirus.

Overview

Avalon GloboCare Corp. is a clinical-stage, leading CellTech bio-developer dedicated to advancing and empowering innovative, and transformative immune effector cell therapy. Avalon also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth, development, as well as competitiveness in healthcare and CellTech industry markets.

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

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd., or Unicorn, pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within two years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.1 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive operation by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.4 million). The board of directors of Epicon shall consist of five members with Unicorn appointing three members and Avalon Shanghai appointing two members. Epicon will be focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of December 31, 2019, Unicorn has invested the premises of the laboratories of Nanjing BENQ hospital as GMP level research and manufacture facility and Avalon Shanghai has contributed RMB 4,100,000 (approximately $0.6 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

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

On August 6, 2018, the Company entered into a strategic partnership agreement with Weill Cornell’s cGMP Cellular Therapy Facility and Laboratory for Advanced Cellular Engineering headed by Dr. Yen-Michael Hsu. This strategic partnership aims to co-develop bio-production and standardization procedures in procurement, storage, processing, clinical study protocols, and bio-banking for Chimeric Antigen Receptor (CAR)-T therapy, in accordance with the Foundation of Accreditation for Cellular Therapy (FACT) and American Association of Blood Banks (AABB) standards. This partnership also includes a CAR-T education program to support and foster collaborative research and training programs for scientists and clinicians between Weill Cornell and Hebei Yanda LuDaopei Hospital, which is our main affiliated clinical facility as well as the world’s single largest medical institution in CAR-T therapy. In accordance with the strategic partnership agreement, the Company provides $400,000 annually to Weill Cornell’s cGMP Cellular Therapy Facility and Laboratory to support the co-development projects. In addition, the Company will on an annual basis send one scientist or clinician to Weill Cornell’s cGMP Cellular Therapy Facility and Laboratory to receive relevant training for three to six months.

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

Going Concern

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our only four clients  who are related parties and generating rental revenue from our income-producing real estate property in New Jersey and performing development services for hospitals and other customers and sales of developed products to hospitals and other customers; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had had an accumulated deficit of $29,361,937 at December 31, 2019, and has incurred recurring net loss and negative cash flow from operating activities of $18,070,161 and $7,079,871 for the year ended December 31, 2019, respectively. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Our ability to continue as a going concern is dependent upon our ability to carry out our business plan, achieve profitable operations, obtain additional working capital funds from our significant shareholders, and or through debt and equity financings. However, there can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if any.

Currently, the Company is planning to either borrow funds or raise additional capital through equity financing. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.   Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies

Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to the allowance for doubtful accounts, the useful life of property and equipment and investment in real estate and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

Revenue Recognition

Effective January 1, 2018, the Company began recognizing revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. The impact of adopting the new revenue standard was not material to the Company’s consolidated financial statements and there was no adjustment to beginning accumulated deficit on January 1, 2018. The core principle of this new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer

•	Step 2: Identify the performance obligations in the contract

•	Step 3: Determine the transaction price

•	Step 4: Allocate the transaction price to the performance obligations in the contract

•	Step 5: Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised goods or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” goods or service (or bundle of goods or services) if both of the following criteria are met:

•	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct).

•	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

Types of revenue:

•	Service fees under consulting agreements with related parties to provide medical related consulting services to its clients. The Company is paid for its services by its clients pursuant to the terms of the written consulting agreements. Each contract calls for a fixed payment.

•	Service fees under agreements to perform development services for hospitals and other customers. The Company does not perform contracts that are contingent upon successful results.

•	Sales of developed products to hospitals and other customers.

Revenue recognition criteria:

•	The Company recognizes revenue by providing medical related consulting services under written service contracts with its customers. Revenue related to its service offerings is recognized as the services are performed.

•	Revenue from development services performed under written contracts is recognized as services are provided.

•	Revenue from sales of developed items to hospitals and other customers is recognized when items are shipped to customers and titles are transferred.

The Company has determined that the ASC 606 does not apply to rental contracts, which are within the scope of other revenue recognition accounting standards.

Rental income from operating leases is recognized on a straight-line basis under the guidance of ASC 842. Lease payments under tenant leases are recognized on a straight-line basis over the term of the related leases. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payments are recorded a “Straight-line rent receivable” on the consolidated balance sheets.

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

Non-controlling Interest

As of December 31, 2019, Yu Zhou, a director and former co-chief executive officer of Genexosome, owns 40% of the equity interests of Genexosome, which is not under our control.

Recent Accounting Standards

For details of applicable new accounting standards, please, refer to Recent Accounting Standards in Note 3 of our consolidated financial statements accompanying this report.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018

Revenues

For the year ended December 31, 2019, we had real property rental revenue of $1,155,677, as compared to $1,121,483 for the year ended December 31, 2018, an increase of $34,194, or 3.0%. The slight increase was primarily attributable to the increase of a tenant in 2019. We expect that our revenue from real property rent will continue to increase in the near future.

For the year ended December 31, 2019, we had medical related consulting services revenue from related parties of $355,544, as compared to $269,287 for the year ended December 31, 2018, an increase of $86,257, or 32.0%. In 2019, we strengthened our efforts in expanding our services to various medical related fields. Therefore, our medical related consulting services revenue increased. We expect our revenue from medical related consulting services will remain at or near the current yearly level for the near future.

For the year ended December 31, 2019, we had revenue from contract services through performing development services for hospitals and other customers and sales of developed products to hospitals and other customers of $35,084, as compared to $171,516 for the year ended December 31, 2018, a decrease of $136,432, or 79.5%. In 2019, feedback received from our research partners is that our exosome isolation system does not produce consistent results and does not deliver high exosome yields and concentrations and needs revision. Therefore, our revenue from this segment significantly decreased. We expect that our revenue from this segment will decrease in 2020 and beyond due to the loss of customers, and, it may be necessary for us to discontinue this segment.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the year ended December 31, 2019, our real property operating expenses amounted to $818,662, as compared to $793,714 for the year ended December 31, 2018, an increase of $24,948, or 3.1%. The increase was mainly due to an increase in real property management fee of approximately $31,000 and an increase in depreciation from building improvement of approximately $25,000, offset by a decrease in other miscellaneous items of approximately $31,000.

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

For the year ended December 31, 2019, costs of medical related consulting services amounted to $284,472, as compared to $250,320 for the year ended December 31, 2018, an increase of $34,152, or 13.6%. The increase was primarily attributable to increase in medical related consulting services revenue.

Costs of development services and sales of developed products include inventory costs, materials and supplies costs, internal labor and related benefits, depreciation, other overhead costs and shipping and handling costs incurred.

For the year ended December 31, 2019, costs of development services for hospitals and other customers and sales of developed products to hospitals and other customers amounted to $103,258, as compared to $130,238 for the year ended December 31, 2018, a decrease of $26,980, or 20.7%. The decrease was mainly due to the significant decrease in revenue from development services and sales of developed products, offset by the increase in depreciation related to our newly purchased manufacturing equipment.

Real Property Operating Income

Our real property operating income for the year ended December 31, 2019 was $337,015, representing an increase of $9,246, or 2.8%, as compared to $327,769 for the year ended December 31, 2018. The slight increase was mainly attributable the increase in rental revenue resulting from the increase of a tenant as described above. We expect our real property operating income will continue to increase in the near future.

Gross Profit from Medical Related Consulting Services and Gross Margin

Gross profit from medical related consulting services for the year ended December 31, 2019 was $71,072, as compared to $18,967 for the year ended December 31, 2018, a change of $52,105, or 274.7%.

Gross margin increased to 20.0% for the year ended December 31, 2019 from gross margin of 7.0% for the year ended December 31, 2018. The different medical related consulting services agreement in the year ended December 31, 2019 had an effect of improving gross margin as compared to the year ended December 31 2018. We estimate that our gross margin from medical related consulting services segment will remain at its current yearly level.

Gross (Loss) Profit from Development Services and Sales of Developed Products and Gross Margin

Our gross loss from development services and sales of developed products for the year ended December 31, 2019 was $68,174, as compared to gross profit of $41,278 for the year ended December 31, 2018, a change of $109,452, or 265.2%.

Gross margin decreased to (194.3)% for the year ended December 31, 2019 from 24.1% for the year ended December 31, 2018. The significant decrease in gross margin for the year ended December 31, 2019 as compared to the year ended December 31, 2018 were primarily attributable to: (i) the reduced scale of operations resulting from lower revenue, which is reflected in the allocation of fixed costs, mainly consisting of depreciation and labor costs, to cost of development services and sales of developed products; (ii) the overhead costs were allocated to less production volume due to the reduced operations during 2019. We anticipate that our gross margin from this segment will continue to be negative in 2020 because we are not optimistic about the market for our development service and developed products.

Other Operating Expenses

For the years ended December 31, 2019 and 2018, other operating expenses consisted of the following:

	Years Ended December 31,
	2019	2018
Advertising expenses	$685,064	$335,900
Compensation and related benefits	8,743,691	2,715,323
Professional fees	5,994,129	3,477,276
Research and development	1,781,869	39,061
Amortization	245,678	327,571
Travel and entertainment	522,805	403,312
Rent and related utilities	91,033	102,707
Other general and administrative	642,863	617,999
Impairment loss	1,010,011	-
	$19,717,143	$8,019,149

•	For the year ended December 31, 2019, advertising expenses increased by $349,164 or 103.9%. as compared to the year ended December 31, 2018. The increase was primarily due to increased advertising activities incurred to publicize and enhance our image. We expect that our advertising expenses will remain in its current level with minimal increase in the near future.

•	For the year ended December 31, 2019, compensation and related benefits increased by $6,028,368, or 222.0%, as compared to the year ended December 31, 2018. The significant increase was primarily attributable to an increase in stock-based compensation of approximately $5,407,000 which reflected the value of options granted and vested to our management, an increase in salary for our three key officers of approximately $354,000, and an increase in cash compensation for our directors of approximately $379,000, offset by a decrease in compensation and related benefits for other employees of approximately $112,000, mainly due to the termination of employment in 2019. We expect that our compensation and related benefits will decrease since the stock-based compensation which reflects the value of options granted to our management will decrease in 2020.

•	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to being a public company. For the year ended December 31, 2019, professional fees increased by $2,516,853, or 72.4%, as compared to the year ended December 31, 2018. The increase was mainly attributable to an increase in consulting fees of approximately $830,000 mainly due to the increase in share-based consulting fees; an increase in legal services fee of approximately $1,077,000 which is primarily attributable to we intend to vigorously defend against legal action and pursue all available legal remedies as disclosed elsewhere in this report; and an increase in investor relations service charges of approximately $698,000 which mainly attributable to the increase in share-based investor relations service fees and as a result of the increase in use of investor relations service providers; offset by a decrease in other miscellaneous items of approximately $88,000. We expect that our professional fees will remain in its current level with minimal increase in the near future.

•	For the year ended December 31, 2019, research and development expenses increased by $1,742,808, as compared to the year ended December 31, 2018. The significant increase was primarily due to the increased research and development activities. We expect our research and development expenses will continue to increase in 2020.

•	For the year ended December 31, 2019, amortization expense from intangible assets decreased by $81,893, or 25.0%, as compared to the year ended December 31, 2018. At the end of September 2019, our intangible assets were impaired to zero as described elsewhere in this report and no amortization expense from intangible assets in the fourth quarter of 2019. Therefore, amortization expense decreased.

•	For the year ended December 31, 2019, travel and entertainment expense increased by $119,493, or 29.6%, as compared to the year ended December 31, 2018. The increase was mainly due to increased business travel activities incurred and increased entertainment expenditure in order to enhance our visibility.

•	For the year ended December 31, 2019, rent and related utilities expenses decreased by $11,674, or 11.4%, as compared to the year ended December 31, 2018. The decrease was primarily attributable to the termination of our two office leases in the fourth quarter of 2018.

•	Other general and administrative expenses mainly consisted of academic sponsorship, Directors and Officers Insurance, and other miscellaneous items. For the year ended December 31, 2019, other general and administrative expenses increased by $24,864, or 4.0%, as compared to the year ended December 31, 2018, which was due to our business expansion.

•	In September 2019, we assessed our intangible assets for any impairment and concluded that there were indicators of impairment as of September 30, 2019 and we calculated that the estimated undiscounted cash flows were less than the carrying amount of those intangible assets. We have not been able to realize the financial projections provided by Yu Zhou at the time of the intangible assets purchase and have decided to impair the intangible assets to zero. Based on our analysis, we recognized an impairment loss of $1,010,011 for the year ended December 31, 2019, which reduced the value of intangible assets purchased to zero. We did not record any impairment charge for the year ended December 31, 2018.

Loss from Operations

As a result of the foregoing, for the year ended December 31, 2019, loss from operations amounted to $19,377,230, as compared to $7,631,135 for the year ended December 31, 2018, a change of $11,746,095, or 153.9%.

Other Income (Expense)

Other income (expense) mainly includes interest expense, change in fair value of warrants liabilities, allocated financing costs, loss from equity-method investment, foreign currency transaction gain (loss), and loss from noncontrolling interest deficit adjustment.

Other income, net, totaled $1,307,069 for the year ended December 31, 2019, as compared to other expense, net, $421,161 for the year ended December 31, 2018, a change of $1,728,230, which was primarily attributable to an increase in change in fair value of warrants liabilities of approximately $2,817,000, a decrease in interest expense of approximately $232,000, a decrease in foreign currency transaction loss of approximately $120,000, offset by an increase in allocated financing expense of approximately $525,000, an increase in loss from noncontrolling interest deficit adjustment of approximately $862,000, and a decrease in other income of approximately $50,000.

Income Taxes

We did not have any income taxes expense for the years ended December 31, 2019 and 2018 since we incurred losses in the periods.

Net Loss

As a result of the factors described above, our net loss was $18,070,161 for the year ended December 31, 2019, as compared to $8,052,296 for the year ended December 31, 2018, a change of $10,017,865 or 124.4%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $18,070,161 or $(0.24) per share (basic and diluted) for the year ended December 31, 2019, as compared with $7,774,122, or $(0.11) per share (basic and diluted) for the year ended December 31, 2018, a change of $10,296,039 or 132.4%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Genexosome, Avactis, and Exosome, is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing Genexosome, is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $20,887 and $143,498 for the year ended December 31, 2019 and 2018, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $18,091,048 and $8,195,794 for the year ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2019 and 2018, we had cash balance of approximately $765,000 and $2,252,000, respectively. These funds are kept in financial institutions located as follows:

Country:	December 31, 2019		December 31, 2018
United States	$371,929	48.6%	$1,035,802	46.0%
China	392,962	51.4%	1,216,485	54.0%
Total cash	$764,891	100.0%	$2,252,287	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2018 to December 31, 2019:

	December 31,		Changes in
	2019	2018	Amount	Percentage
Working capital (deficit):
Total current assets	$1,571,095	$3,625,432	$(2,054,337)	(56.7)%
Total current liabilities	2,835,463	1,141,720	1,693,743	148.4%
Working capital (deficit)	$(1,264,368)	$2,483,712	$(3,748,080)	(150.9)%

Our working capital decreased by $3,748,080 to working capital deficit of $1,264,368 at December 31, 2019 from working capital of $2,483,712 at December 31, 2018. The decrease in working capital was primarily attributable to a decrease in cash of approximately $1,487,000, a decrease in security deposit of approximately $102,000, a decrease in prepaid expenses and other current assets of approximately $622,000, an increase in accrued professional fees of approximately $1,077,000, and an increase in accrued research and development fees of approximately $650,000, offset by an increase in accounts receivable – related party of approximately $215,000, and a decrease in accrued payroll liability of approximately $156,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The following summarizes the key components of our cash flows for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Net cash used in operating activities	$(7,079,871)	$(4,396,024)
Net cash used in investing activities	(552,967)	(1,307,813)
Net cash provided by financing activities	6,154,910	5,042,217
Effect of exchange rate on cash	(9,468)	(113,126)
Net decrease in cash	$(1,487,396)	$(774,746)

Net cash flow used in operating activities for the year ended December 31, 2019 was $7,079,871, which primarily reflected our consolidated net loss of approximately $18,070,000, the non-cash item adjustment consisting of change in warrants derivative liabilities of approximately $2,817,000, and the changes in operating assets and liabilities, primarily consisting of an increase in accounts receivable – related party of approximately $217,000, offset by a decrease in prepaid expenses and other current assets of approximately $480,000, and an increase in accrued liabilities and other payables of approximately $1,230,000, and the add-back of non-cash items mainly consisting of depreciation and amortization of approximately $507,000, stock-based compensation and service expense of approximately $9,209,000, allocated financing costs of approximately $525,000, impairment loss of approximately $1,010,000, and loss from noncontrolling interest deficit adjustment of approximately $862,000.

Net cash flow used in operating activities for the year ended December 31, 2018 was $4,396,024, which primarily reflected our net loss of approximately $8,052,000, and the changes in operating assets and liabilities, primarily consisting of an increase in prepaid expenses and other current assets of approximately $468,000, and an increase in security deposit of approximately $97,000, offset by an increase in accrued liabilities and other payables of approximately $642,000, and the add-back of non-cash items mainly consisting of depreciation and amortization expense of approximately $523,000 and stock-based compensation and service expense of approximately $3,093,000.

We expect our cash used in operating activities to increase due to the following:

•	the development and commercialization of new products;

•	an increase in professional staff and services; and

•	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities was $552,967 for the year ended December 31, 2019 as compared to $1,307,813 for the year ended December 31, 2018. During the year ended December 31, 2019, we made payment for purchase of property and equipment of approximately $377,000, made payment for improvement of commercial real estate of approximately $16,000, and made payment for equity method investment of approximately $159,000.  During the year ended December 31, 2018, we made payment for purchase of property and equipment of approximately $113,000, made payment for improvement of commercial real estate of approximately $392,000, made payment for previously acquired business of approximately $350,000, and made payment for equity method investment of approximately $453,000.

Net cash flow provided by financing activities was $6,154,910 for the year ended December 31, 2019 as compared to $5,042,217 for the year ended December 31, 2018. During the year ended December 31, 2019, we received proceeds from borrowings from a related party of $3,600,000, and net proceeds from equity offering of approximately $5,365,000 (net of offering costs of approximately $909,000), offset by repayments made to a related party for borrowings of $410,000, repayments for loan payable of $1,000,000, and payment made for repurchase of warrants of 1,400,000. During the year ended December 31, 2018, we received net proceeds from equity offering of approximately $7,065,000 (net of offering costs of approximately $486,000), offset by repayments made for loan of approximately $500,000, repurchase of common stock of approximately $523,000, and refund for refundable deposit in connection with Share Subscription Agreement of approximately $1,000,000.

Our capital requirements for the next twelve months primarily relate to working capital requirements, including salaries, fees related to third parties’ professional services, reduction of accrued liabilities, mergers, acquisitions and the development of business opportunities. These uses of cash will depend on numerous factors including our sales and other revenues, and our ability to control costs. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	an increase in working capital requirements to finance our current business, including ongoing research and development programs, clinical studies, as well as commercial strategies;

•	the use of capital for mergers, acquisitions and the development of business opportunities;

•	addition of administrative personnel as the business grows; and

•	the cost of being a public company.

In the third quarter of 2019, we had secured a $20 million credit facility provided by our Chairman, Wenzhao Lu.  The unsecured credit facility bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. The note is not convertible to equity. On December 13, 2019, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On the date that we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the prospectus associated with the Sales Agreement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. As of the date hereof, the aggregate market value of our outstanding common stock held by non-affiliates, or public float, was approximately $39.564 million, based on 23.691 million shares of our outstanding common stock that were held by non-affiliates on such date and a price of $1.67 per share, which was the price at which our common stock was last sold on The Nasdaq Capital Market on January 30, 2020 (a date within 60 days of the date hereof), calculated in accordance with General Instruction I.B.6 of Form S-3. As a result of our lower public float calculation, the available shares of our common stock under the Sales Agreement will be reduced from $20.0 million to $13.1 million as of the date hereof.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2019, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Office leases commitment	$15,984	$15,984	$-	$-	$-
Acquisition consideration	100,000	100,000	-	-	-
Borrowings from related party (principal)	3,190,000	-	3,190,000	-	-
Accrued interest – related party	49,194	49,194	-	-	-
Epicon equity investment obligation	847,312	847,312	-	-	-
AVAR joint venture commitment	11,018,061	300,000	5,718,061	5,000,000	-
Total	$15,220,551	$1,312,490	$8,908,061	$5,000,000	$-

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the years ended December 31, 2019 and 2018, we had unrealized foreign currency translation loss of approximately $21,000 and $143,000, respectively, because of changes in the exchange rate.

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

During the years ended December 31, 2018 and 2017 and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

Except as set forth below, during the years ended December 31, 2018 and 2017 and through the Dismissal Date, the reports of the Former Auditor on the Company’s financial statements did not contain any adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that the report contained a paragraph stating there was substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. During evaluation of disclosure controls and procedures as of December 31, 2019 conducted as part of our annual audit and preparation of our annual financial statements, the CEO and CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective due to the lack of segregation of duties resulting from our small size.

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

Management regularly assesses controls and did so most recently for our financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to the lack of segregation of duties resulting from our small size. In addition, due to the lack of segregation of duties and limited resources, the Company has a small accounting staff to prepare and review its financial statements.  This issue has risen to a material weakness for the year ended December 31, 2019.

In light of the material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2019 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weakness, our consolidated financial statements for the year ended December 31, 2019 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding our executive officers and directors as of the date hereof:

Name	Age	Position

Wenzhao Lu	62	Chairman of the Board of Directors

David Jin, MD, PhD	52	Chief Executive Officer, President and Director

Meng Li	42	Chief Operating Officer, Secretary and Director

Luisa Ingargiola	52	Chief Financial Officer

Steven A. Sanders	74	Director

Yancen Lu	45	Director

Wilbert J. Tauzin II	75	Director

William B. Stilley, III	52	Director

Tevi Troy	52	Director

Yue “Charles” Li	46	Director

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

Luisa Ingargiola, Chief Financial Officer

Luisa Ingargiola is our Chief Financial Officer. Ms. Ingargiola graduated in 1989 from Boston University with a Bachelor’s degree in Business Administration and a concentration in Finance. In 1996, she received her MBA in Health Administration from the University of South Florida. In 1990, Ms. Ingargiola joined Boston Capital Partners as an Investment Advisor in their Limited Partnership Division. In this capacity, she worked with investors and partners to report investment results, file tax forms, and recommend investments. In 1992, Ms. Ingargiola joined MetLife Insurance Company as a Budget and Expense Manager. In this capacity she managed a $30 million annual budget. Her responsibilities included budget implementation, expense and variance analysis and financial reporting. From 2007 through 2016, Ms. Ingargiola served as the Chief Financial Officer at MagneGas Corporation (Nasdaq: MNGA) and continues to serve as a director. Ms. Ingargiola serves as the Audit Committee Chair of several companies including Electrameccanica Vehicles Corp. (NASDAQ:SOLO)).

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

Yancen Lu, Director

Yancen Lu is a member of the Board of Directors. Mr. Lu has more than 20 years of experience in investment banking and equity investment management. He is the Founder and CEO of PagodaTree Partners, a healthcare PE fund. Before this, Mr.Lu was the Managing Director of Fountain Vest Partners. In addition to his professionalism in securities, investment and capital management, Mr. Lu has a special focus and comprehensive understanding of the global medical and healthcare industry. He served as Director of leading healthcare corporations including Sino Hospital Investment Corporation (Hong Kong), Chang’an Hospital (the largest private hospital in Northwest China), and DIH Medical Technologies. Mr. Lu received Bachelor’s and Master’s degrees in Engineering Economics from Tianjin University. Mr. Lu is qualified to serve as a director because of his extensive operational knowledge of, and executive level management experience in, the healthcare industry.

Wilbert J. Tauzin II, Director

Wilbert J. Tauzin II is a member of the Board of Directors. From December 2010 until March 1, 2014, Congressman Tauzin served as Special Legislative Counsel to Alston & Bird LLP. From December 2004 to June 2010, Congressman Tauzin was President and Chief Executive Officer of the Pharmaceutical Research and Manufacturers of America, a trade group that serves as one of the pharmaceutical industry’s top lobbying groups. He served 13 terms in the U.S. House of Representatives, representing Louisiana’s 3rd Congressional District since being first sworn in in 1980. From January 2001 through February 2004, Congressman Tauzin served as Chairman of the House Committee on Energy and Commerce. He also served as a senior member of the House Resources Committee and Deputy Majority Whip. Prior to serving as a member of Congress, Congressman Tauzin was a member of the Louisiana State Legislature, where he served as Chairman of the House Natural Resources Committee and Chief Administration Floor Leader. He currently serves as a director of LHC Group, Inc., publicly-traded companies, and Lenitiv Scientific, LLC a privately-held companies. Congressman Tauzin received a Bachelor of Arts Degree from Nicholls State University and a Juris Doctor degree from Louisiana State University. Congressman Tauzin is qualified to serve as a director because of his extensive knowledge of the pharmaceutical industry and his experience as a director of several publicly-traded and privately-held companies.

William B. Stilley, III, Director

William B. Stilley is a member of the Board of Directors. Mr. Stilley has been the chief executive officer and member of the board of directors of Adial Pharmaceuticals, Inc. since December 2010. From August 2008 until December 2010, he was the vice president, business development and strategic projects at Clinical Data, Inc. (NASDQ: CLDA). From February 2002, Mr. Stilley was the COO and CFO of Adenosine Therapeutics, LLC until certain assets of Adenosine Therapeutics were acquired by Clinical Data, Inc. in August 2008. Mr. Stilley has advised both public and private companies on financing and M&A transactions, has been the interim CFO of a public company, the interim Chief Business Officer of Diffusion Pharmaceuticals from September 2015 through December 2015, and the COO and CFO of a number of private companies. Before entering the business community, Mr. Stilley served as Captain in the U.S. Marine Corps. Mr. Stilley has an MBA with honors from the Darden School of Business and a B.S. in Commerce/Marketing from the McIntire School of Commerce at the University of Virginia. He currently serves on the Board of Virginia BIO, the statewide biotechnology organization. Mr. Stilley is qualified to serve as a director because of his extensive knowledge of the biotechnology industry, significant executive leadership and operational experience, and knowledge of, and experience in, financing and M&A transactions.

Tevi Troy, Director

Tevi Troy is a member of the Board of Directors. Since February 2018, Dr. Troy has served as Vice President of Public Policy for Juul Labs. From 2014 to 2018, Dr. Troy was the founder and CEO of the American Health Policy Institute. Before that, Dr. Troy was Senior Fellow at Hudson Institute, where he remains an Adjunct Fellow. On August 3, 2007, Dr. Troy was unanimously confirmed by the U.S. Senate as the Deputy Secretary of the U.S. Department of Health and Human Services. As Deputy Secretary, Dr. Troy was the chief operating officer of the largest civilian department in the federal government, with a budget of $716 billion and over 67,000 employees. Dr. Troy has extensive White House experience, having served in several high-level positions over a five-year period, culminating in his service as Deputy Assistant and then Acting Assistant to the President for Domestic Policy. Dr. Troy has held high-level positions on Capitol Hill as well. From 1998 to 2000, Dr. Troy served as the Policy Director for Senator John Ashcroft. From 1996 to 1998, Dr. Troy was Senior Domestic Policy Adviser and later Domestic Policy Director for the House Policy Committee, chaired by Christopher Cox. In addition to his senior level government work and health care expertise, Dr. Troy is also a best-selling presidential historian and the author of five books. Dr. Troy’s many other affiliations include: contributing editor for Washingtonian magazine; member of the publication committee of National Affairs; member of the Board of Fellows of the Jewish Policy Center; a Senior Fellow at the Potomac Institute; and a member of the Bipartisan Commission on Biodefense. Dr. Troy has a B.S. in Industrial and Labor Relations from Cornell University and an M.A and Ph.D. in American Civilization from the University of Texas at Austin. Dr. Troy is qualified to serve as a director because of his extensive knowledge of the healthcare industry and his significant leadership experience.

Yue “Charles” Li

Mr. Li has about 20 years of experience in M&A and capital markets in China and the U.S. Mr. Li currently is a Managing Director at PagodaTree Partners, a private equity company with a focus on healthcare in Beijing. Prior to PagodaTree, he was a senior executive at a major conglomerate in China where he successfully closed $2 billion M&A transactions in healthcare and insurance areas. Previously, Mr. Li spent 8 years in Deloitte, as a director of financial advisory services in Beijing and capital markets in New York. His key clients included Merrill Lynch, Blackrock, KKR etc. In his early career, Mr. Li served for top tier financial institutions such as Credit Suisse and Fannie Mae, responsible for asset allocation strategy and risk management for multibillion USD portfolios. Mr. Li received Master’s degree from the Olin School of Business at Washington University in 2000 and a Bachelor of Engineering from Tianjin University in 1996. He is a CFA charter holder. Mr. Li is qualified to serve as a director because of his extensive investment and executive level management experience.

Board Composition

Our business and affairs are organized under the direction of our board of directors, which currently consists of nine members. The primary responsibility of our board of directors is to provide oversight, strategic guidance, counseling, and direction to our management team. Our board of directors meets on a regular basis and additionally as required.

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

Director Independence

Our board of directors currently consists of nine members. Our board of directors has determined that Yancen Lu, William B. Stilley, III, Steven A. Sanders, Tevi Troy and Yue “Charles” Li, qualify as independent directors in accordance with the Nasdaq Capital Market (“Nasdaq”) listing requirements. Mr. Wenzhao Lu, Dr. Jin, Meng Li and Wilbert Tauzin II are not considered independent. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

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

During 2019, the Nominating and Corporate Governance Committee meet one time. The Governance Committee is governed by a written charter approved by our board of directors. A copy of the Governance Committee’s charter is posted on the Company’s website at www.avalon-globocare.com  in the “Investors” section of the website. In identifying potential independent board of directors’ candidates with significant senior-level professional experience, the Governance Committee solicits candidates from the board of directors, senior management and others and may engage a search firm in the process. The Governance Committee reviews and narrows the list of candidates and interviews potential nominees. The final candidate is also introduced and interviewed by the board of directors and the lead director if one has been appointed. In general, in considering whether to recommend any particular candidate for inclusion in our board of directors’ slate of recommended director nominees, the Governance Committee will apply the criteria set forth in our corporate governance guidelines. These criteria include the candidate’s integrity, business acumen, commitment to understanding our business and industry, experience, conflicts of interest and the ability to act in the interests of our stockholders. Further, specific consideration is given to, among other things, diversity of background and experience that a candidate would bring to our board of directors. The Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities. Stockholders may recommend individuals to the Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials to our Governance Committee. Assuming that appropriate biographical and background material has been provided on a timely basis, the Governance Committee will evaluate stockholder recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

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

During 2019, the audit committee met four times. A copy of the Audit Committee’s charter is posted on the Company’s website at www.avalon-globocare.com   in the “Investors” section of the website.

Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law.

Compensation Committee

Our compensation committee consists of Yancen Lu, Steven Sanders and Tevi Troy. Our board of directors has determined that each of the members are an “independent director” as defined by the Nasdaq rules applicable to members of a compensation committee. The Compensation Committee is responsible for establishing the compensation of our senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits as well as director compensation. The Compensation Committee also administers our equity incentive plans. During the year ended December 31, 2019, the Compensation Committee met three times. The Compensation Committee is governed by a written charter approved by the board of directors. A copy of the Compensation Committee’s charter is posted on the Company’s website at www.avalon-globocare.com  in the “Investors” section of the website. The Compensation Committee works with the Chairman of the Board and Chief Executive Officer and reviews and approves compensation decisions regarding senior management including compensation levels and equity incentive awards. The Compensation Committee also approves employment and compensation agreements with our key personnel and directors. The Compensation Committee has the power and authority to conduct or authorize studies, retain independent consultants, accountants or others, and obtain unrestricted access to management, our internal auditors, human resources and accounting employees and all information relevant to its responsibilities.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended December 31, 2019 or who earned compensation exceeding $100,000 during fiscal year 2019 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Dr. David Jin	2019	540,000	—	394,722	—	—	—	934,722
CEO	2018	400,000	—	—	—	—	—	400,000
Luisa Ingargiola	2019	490,000	—	833,333	—	—	—	1,323,333
CFO	2018	450,000	—	833,333	—	—	—	1,283,333
Meng Li	2019	374,000	—	394,722	—	—	—	768,722
COO and Secretary	2018	200,000	—	—	—	—	—	200,000
Dr. Yu Zhou	2019	93,333	—	—	—	—	—	93,333
Former Co-CEO of Genexosome	2018	182,356	—	—	—	—	—	182,356

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

On February 20, 2020, the Company entered into a Letter Agreement with Dr. Jin pursuant to which the term of Dr. Jin’s Executive Employment Agreement entered between the Company and Dr. Jin dated December 1, 2016 was extended an additional three years and granted Dr. Jin a Stock Option to acquire 400,000 shares of common stock at an exercise price of $1.52 per share for a period of ten years.

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

On February 20, 2020, the Company entered into a Letter Agreement with Meng Li pursuant to which the term of Ms. Li’s Executive Employment Agreement entered between the Company’ subsidiary and Ms. Li dated January 11, 2017 was extended an additional three years and granted Ms. Li a Stock Option to acquire 300,000 shares of common stock at an exercise price of $1.52 per share for a period of ten years.

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

On February 20, 2020, the Company entered into a Letter Agreement with Ms. Ingargiola granting Ms. Ingargiola a Stock Option to acquire 400,000 shares of common stock at an exercise price of $1.52 per share for a period of ten years.

Yu Zhou

On October 25, 2017, Dr. Yu Zhou and Genexosome entered into an Executive Retention Agreement pursuant to which Dr. Zhou agreed to serve as Co-Chief Executive Officer in consideration of an annual salary of $160,000. Dr. Zhou and Genexosome also entered into an Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement. On August 14, 2019, Genexosome terminated Yu Zhou as Co-Chief Executive Officer. In addition, Dr. Zhou’s Executive Retention Agreement was also terminated and he was not elected to serve as a director for the year ended 2020.

Option Exercises and Stock Vested

There were no options exercised by our executive officers or stock vested to our executive officers during the year ended December 31, 2019.

Outstanding Equity Awards

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2019, and each person who served as an executive officer of the Company as of December 31, 2019:

	Outstanding Equity Awards
	Option Awards					Stock Awards
Name and principal position	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Options exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Luisa Ingargiola, CFO	1,944,444	55,556	2,000,000	0.50	2/8/2027	-	-	-	-
David Jin, CEO	150,000	-	150,000	2.00	1/2/2024	-	-	-	-
Meng Li, COO and Secretary	150,000	-	150,000	2.00	1/2/2024	-	-	-	-
Yu Zhou, Former Co-CEO of Genexosome	-	-	-	-	-	-	-	-	-

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

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-equity Incentive Plan Compensation $	Change in Pension Value and Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Yue “Charles” Li (1)	44,333	-	128,412	-	-	-	172,745
Yancen Lu (2)	70,000	-	513,133	-	-	-	583,133
Wilbert Tauzin (3)	-	-	236,122	-	-	-	236,122
Wenzhao Lu (4)	100,000	-	3,947,216	-	-	-	4,047,216
David Jin	-	-	-	-	-	-	-
Meng Li (5)	-	-	-	-	-	-	-
Steven Sanders (6)	70,000	-	118,412	-	-	-	188,412
Tevi Troy (7)	60,000	-	118,412	-	-	-	178,412
William Stilley (8)	70,000	-	118,412	-	-	-	188,412

(1)	Mr. Li’s 2019 compensation consisted of cash of $44,333 and 30,000 options vested and valued at $128,412. Mr. Li has been our director since April 5, 2019.
(2)	Mr. Lu’s 2019 compensation consisted of cash of $70,000 and 200,000 options vested and valued at $513,133. Mr. Lu has been our director since April 28, 2017.
(3)	Mr. Tauzin’s 2019 compensation consisted of 200,000 options vested and valued at $236,122. Mr. Tauzin has been our director since November 1, 2017.
(4)	Mr. Lu’s 2019 compensation consisted of cash of $100,000 and 1,500,000 options vested and valued at $3,947,216. Mr. Lu has been our director since October 10, 2016.
(5)	Ms. Li has been our director since April 5, 2019.
(6)	Mr. Sanders’s 2019 compensation consisted of cash of $70,000 and 50,000 options vested and valued at $118,412. Mr. Sanders has been our director since July 30, 2018.
(7)	Mr. Troy’s 2019 compensation consisted of cash of $60,000 and 50,000 options vested and valued at $118,412. Mr. Troy has been our director since June 4, 2018
(8)	Mr. Stilley’s 2019 compensation consisted of cash of $70,000 and 50,000 options vested and valued at $118,412. Mr. Stilley has been our director since July 5, 2018.

On February 19, 2020, the Board of Directors of the Company approved an increase in the number of shares of common stock to be acquired pursuant to option grants for all independent Directors from 50,000 shares to 80,000 shares annually going forward, which shall vest at the rate of 20,000 shares under such option per quarter.

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

The following table sets forth certain information, as of March 30, 2020 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. The numbers below reflect a 1:4 reverse stock split implemented on October 18, 2016. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Wenzhao Lu* (3)	29,400,000	35.6%
David Jin, MD, PhD* (4)	15,766,667	19.1%
Meng Li* (5)	5,425,000	6.6%
Luisa Ingargiola* (6)	2,166,667	2.6%
Yancen Lu* (7)	5,303,333	6.4%
Steven A. Sanders* (8)	103,333	**
Wilbert J. Tauzin II* (9)	546,667	**
William B. Stilley III* (10)	103,333	**
Tevi Troy* (11)	103,333	**
Yue “Charles” Li* (12)	63,333	**
All officers and directors as a group (10 persons)	58,981,666	71.3%

*	Officer and/or director of our company.
**	Less than 1.0%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Avalon GloboCare Corp., 4400 Route 9 South, Suite 3100, Freehold, New Jersey 07728.
(2)	Applicable percentage ownership is based on 77,191,160 shares of common stock outstanding as of March 30, 2020, together with securities exercisable or convertible into shares of common stock within 60 days of March 30, 2020 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Wenzhao Lu holds (i) 27,900,000 shares of common stock and (ii) 1,500,000 vested options to acquire 1,500,000 shares of common stock of our company.
(4)	David Jin holds (i) 15,450,000 shares of common stock and (ii) 316,667 options, of which 250,000 shares have vested and an additional 66,667 shares shall vest within 60 days.
(5)	Meng Li holds (i) 5,150,000 shares of common stock and (ii) 275,000 options, of which 225,000 shares have vested and an additional 50,000 shares shall vest within 60 days.
(6)	Represents stock option to acquire 2,166,667 shares of common stock of our company, which included 66,667 shares to be vested within 60 days.
(7)	Yancen Lu holds (i) 5,000,000 shares of common stock and (ii) 303,333 options, of which 290,000 shares have vested and an additional 13,333 shares shall vest within 60 days.
(8)	Represents stock option to acquire 103,333 shares of common stock of our company, which included 13,333 shares to be vested within 60 days.
(9)	Represents stock option to acquire 546,667 shares of common stock of our company, which included 6,667 shares to be vested within 60 days.
(10)	Represents stock option to acquire 103,333 shares of common stock of our company, which included 13,333 shares to be vested within 60 days.
(11)	Represents stock option to acquire 103,333 shares of common stock of our company, which included 13,333 shares to be vested within 60 days.
(12)	Represents stock option to acquire 63,333 shares of common stock of our company, which included 13,333 shares to be vested within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Medical Related Consulting Services Revenue from Related Parties and Accounts Receivable – Related Party

During the years ended December 31, 2019 and 2018, medical related consulting services revenue from related parties was as follows:

	Years Ended December 31,
	2019	2018
Medical related consulting services provided to:
Beijing Daopei (1)	$54,909	$269,287
Shanghai Daopei (2)	13,926	-
Hebei Daopei (3)	286,709	-
	$355,544	$269,287

(1)	Beijing Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.
(2)	Shanghai Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.
(3)	Hebei Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

Accounts receivable – related party, at December 31, 2019 and 2018 amounted to $215,418 and $0, respectively, and no allowance for doubtful accounts is deemed to be required on accounts receivable – related party at December 31, 2019 and 2018.

Prepaid Expenses – Related Parties

As of December 31, 2019 and 2018, the Company made a prepayment of $0 and $1,897, respectively, to David Jin, its shareholder, chief executive officer, president and board member, for business travel reimbursement, which has been included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

As of December 31, 2019 and 2018, the Company made a prepayment of $0 and $32,293, respectively, to Meng Li, its shareholder and chief operating officer, for business travel reimbursement, which has been included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

Accrued Liabilities and Other Payables – Related Parties

As of December 31, 2019 and 2018, the advance from customer – related party amounted to $0 and $14,829, respectively, which represents a prepayment received from our related party, Beijing Daopei, for medical related consulting services. When the services are performed, the amount recorded as an advance from customer – related party is recognized as revenue.

As of December 31, 2019 and 2018, the Company owed David Jin, its shareholder, chief executive officer, president and board member, $24,254 and $0, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

As of December 31, 2019 and 2018, the Company owed Meng Li, its shareholder and chief operating officer, $10,473 and $0, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

At December 31, 2019 and 2018, the Company owed Yu Zhou, director and former co-chief executive officer and 40% owner of Genexosome, of $3,121 and $0, respectively, for accrued travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

In connection with the acquisition discussed elsewhere in this report, the Company acquired Beijing Genexosome for a cash payment of $450,000. As of December 31, 2019 and 2018, the unpaid acquisition consideration of $100,000, was payable to Yu Zhou, director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

As of December 31, 2019 and 2018, the accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, amounted to $49,194 and $0, respectively, and have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Real Property Management Agreement

The Company pays a company, which is controlled by Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, for the management of its commercial real property located in New Jersey. The property management agreement commenced on May 5, 2017 and expired in March 2019. For the years ended December 31, 2019 and 2018, the management fee related to the property management agreement amounted to $23,334 and $65,004, respectively.

Borrowings from Related Party

Promissory Note

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and Chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022. The Company repaid principal of $410,000 in the third quarter of 2019. As of December 31, 2019, the outstanding principal balance was $590,000.

Line of Credit

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), the largest shareholder and Chairman of the Board of Directors of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. Under the Line of Credit, as of December 31, 2019, the Company received loan from the Lender of $2,600,000.

For the year ended December 31, 2019, the interest expense related to above borrowings amounted to $49,194 and has been included in interest expense – related party on the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2019, the related accrued and unpaid interest for above borrowings was $49,194 and has been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Office Space from Related Party

Beijing Genexosome uses office space of a related party, free of rent, which is considered immaterial.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum LLP served as our independent auditors for the year ended December 31, 2019. RBSM LLP served as our independent auditors for the year ended December 31, 2018.

Aggregate fees billed to the Company for professional services rendered by Marcum LLP and RBSM LLP, during the last two fiscal years were as follows:

	2019	2018
Audit Fees
RBSM	$317,000	$234,500
Marcum	165,000	-
Audit Related Fees
RBSM	-	-
Marcum	-	-
Tax Fees
RBSM	18,000	15,000
Marcum	2,575	-
All Other Fees
RBSM	-	-
Marcum	-	-
Totals
RBSM	335,000	249,500
Marcum	$167,575	$-

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2019 or 2018.

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

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the auditor. The Audit Committee has approved all audit and permitted non-audit services performed by the auditor for the year ended December 31, 2019.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description

1.1

Open Market Sale AgreementSM, dated as of December 13, 2019, by and between Avalon GloboCare Corp. and Jefferies LLC. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2019)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2016)

4.2 †	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.5	Warranty Agreement between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.6	Form of Subscription Agreement between Avalon GloboCare Corp. and the October 2017 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

4.7	Form of Warrant to Boustead Securities, LLC in connection with the private placements (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 27, 2018)

4.8	Form of Warrant (April 2019) (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.2 †	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2016)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership, as Seller, and Avalon GloboCare Corp., as Buyer dated as of December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2016)

10.4 †	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li dated January 11, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2017)

10.5 †	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.6 †	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.7 †	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.8 †	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.12	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation) (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017)

10.13	Securities Purchase Agreement between Avalon GloboCare Corp. and Genexosome Technologies Inc. dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.14	Asset Purchase Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.15	Stock Purchase Agreement between Genexosome Technologies Inc., Beijing Jieteng (Genexosome) Biotech Co. Ltd. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.16 †	Executive Retention Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.18 †	Director Agreement by and between Avalon GloboCare Corp. and Wilbert J. Tauzin II dated November 1, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.19	Agreement between Avalon GloboCare Corp. and Tauzin Consultants, LLC dated November 1, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.20 †	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated April 3, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.21 †	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 3, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.22	Advisory Service Contract between Ludaopei Hematology Research Institute Co., Ltd. and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 1, 2018 (English translation) (Incorporated by reference to that Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 19, 2018)

10.23	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the April 2018 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2018)

10.24	Supplementary Agreement Related to Share Subscription by and between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang dated April 23, 2018 (English translation) (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

10.25	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated May 3, 2018 (English translation) (incorporated by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018)

10.26 †	Director Agreement by and between Avalon GloboCare Corp. and Tevi Troy dated June 4, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.27	Joint Venture Agreement by and between Avalon (Shanghai) Healthcare Technology Co., Ltd. and Jiangsu Unicorn Biological Technology Co., Ltd. dated May 29, 2018 (English translation) (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.28 †	Director Agreement by and between Avalon GloboCare Corp. and William Stilley, III dated July 5, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2018)

10.29 †	Director Agreement by and between Avalon GloboCare Corp. and Steven A. Sanders dated July 30, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2018)

10.30	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated August 3, 2018 (English translation) (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.31	Strategic Partnership Agreement between Avalon GloboCare Corp. and Weill Cornell Medical College of Cornell University dated August 6, 2018 (incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.32	Equity Joint Venture Agreement by and between Avactis Biosciences, Inc., a wholly-owned subsidiary of Avalon GloboCare Corp., and Arbele Limited for the establishment of AVAR (China) BioTherapeutics Ltd. dated October 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

10.33	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated January 3, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.34	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated January 3, 2019 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.35	Letter Agreement by and between Avalon (Shanghai) Healthcare Technology Co. Ltd. and Meng Li dated January 3, 2019 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.36	Promissory Note issued to Daniel Lu dated Mach 18, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2019)

10.37†	Director Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.38†	Director Agreement by and between Avalon GloboCare Corp. and Yue “Charles” Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.39	Form of Securities Purchase Agreement dated April 25, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

10.40	Revolving Line of Credit Agreement dated as of August 29, 2019 between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated August 29, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019)

10.41	Form of Warrant Redemption and Cancellation Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.42	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated February 20, 2020 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.43

Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated February 20, 2020 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.44	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 20, 2020 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 20, 2018)

23.1*	Consent of Independent Registered Accounting Firm

23.2*	Consent of Independent Auditors.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.

Dated: April 6, 2020	By:	/s/ David Jin
	Name:	David Jin
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: April 6, 2020	By:	/s/ Luisa Ingargiola
	Name:	Luisa Ingargiola
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on April 6, 2020, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ David Jin	Chief Executive Officer, President and Director
David Jin	(Principal Executive Officer)

/s/ Luisa Ingargolia	Chief Financial Officer
Luisa Ingargolia	(Principal Financial Officer)

/s/ Wenzhao Lu	Chairman of the Board of Directors
Wenzhao Lu

/s/ Meng Li	Chief Operating Officer, Secretary and Director
Meng Li

/s/ Steven A. Sanders	Director
Steven A. Sanders

/s/ Yancen Lu	Director
Yancen Lu

/s/ Wilbert J. Tauzin II	Director
Wilbert J. Tauzin II

/s/ William B. Stilley III	Director
William B. Stilley III

/s/ Tevi Troy	Director
Tevi Troy

/s/ Yue “Charles” Li	Director
Yue “Charles” Li

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Avalon GloboCare Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Avalon GloboCare Corp. (the “Company”) as of December 31, 2019, the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

New York, NY

April 6, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avalon GloboCare Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avalon GloboCare Corp. and Subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 26, 2019

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

ASSETS

CURRENT ASSETS:
Cash	$764,891	$2,252,287
Accounts receivable	4,710	9,739
Accounts receivable - related party	215,418	-
Straight-line rent receivable	23,759	42,484
Security deposit	24,847	127,263
Prepaid expenses - related parties	-	34,190
Prepaid expenses and other current assets	537,470	1,159,469

Total Current Assets	1,571,095	3,625,432

NON-CURRENT ASSETS:
Straight-line rent receivable - noncurrent portion	99,235	-
Property and equipment, net	601,425	249,555
Investment in real estate, net	7,735,680	7,879,885
Intangible assets, net	-	1,255,689
Equity method investment	483,101	385,162

Total Non-current Assets	8,919,441	9,770,291

Total Assets	$10,490,536	$13,395,723

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$1,243,190	$166,077
Accrued research and development fees	650,000	-
Accrued payroll liability	373,083	529,472
Accrued liabilities and other payables	303,911	264,642
Accrued liabilities and other payables - related parties	187,042	114,829
Tenants’ security deposit	78,237	66,700

Total Current Liabilities	2,835,463	1,141,720

NON-CURRENT LIABILITIES:
Loan payable	-	1,000,000
Note payable - related party	590,000	-
Loan payable - related party	2,600,000	-

Total Non-current Liabilities	3,190,000	1,000,000

Total Liabilities	6,025,463	2,141,720

Commitments and Contingencies - (Note 20)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and 2018	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 76,730,802 shares issued and 76,210,802 shares outstanding at December 31, 2019; 73,830,751 shares issued and 73,310,751 shares outstanding at December 31, 2018	7,673	7,383
Additional paid-in capital	34,593,006	24,153,378
Less: common stock held in treasury, at cost; 520,000 shares at December 31, 2019 and 2018	(522,500)	(522,500)
Accumulated deficit	(29,361,937)	(11,291,776)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(257,747)	(236,860)
Total Avalon GloboCare Corp. stockholders’ equity and non-controlling interest	4,465,073	12,116,203
Non-controlling interest	-	(862,200)

Total Equity	4,465,073	11,254,003

Total Liabilities and Equity	$10,490,536	$13,395,723

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2019	2018

REVENUES
Real property rental	$1,155,677	$1,121,483
Medical related consulting services - related parties	355,544	269,287
Development services and sales of developed products	35,084	171,516
Total Revenues	1,546,305	1,562,286

COSTS AND EXPENSES
Real property operating expenses	818,662	793,714
Medical related consulting services - related parties	284,472	250,320
Development services and sales of developed products	103,258	130,238
Total Costs and Expenses	1,206,392	1,174,272

REAL PROPERTY OPERATING INCOME	337,015	327,769
GROSS PROFIT FROM MEDICAL RELATED CONSULTING SERVICES	71,072	18,967
GROSS (LOSS) PROFIT FROM DEVELOPMENT SERVICES AND SALES OF DEVELOPED PRODUCTS	(68,174)	41,278
Total Gross Profit	339,913	388,014

OTHER OPERATING EXPENSES:
Compensation and related benefits	8,743,691	2,715,323
Research and development expenses	1,781,869	39,061
Other general and administrative	8,181,572	5,264,765
Impairment loss	1,010,011	-

Total Other Operating Expenses	19,717,143	8,019,149

LOSS FROM OPERATIONS	(19,377,230)	(7,631,135)

OTHER INCOME (EXPENSE)
Interest expense	(33,714)	(314,653)
Interest expense - related party	(49,194)	-
Change in fair value of warrants liabilities	2,817,241	-
Financing expense	(525,418)	-
Loss from equity-method investment	(55,776)	(52,969)
Foreign currency transaction gain (loss)	12,868	(106,929)
Loss from noncontrolling interest deficit adjustment	(862,200)	-
Other income	3,262	53,390

Total Other Income (Expense), net	1,307,069	(421,161)

LOSS BEFORE INCOME TAXES	(18,070,161)	(8,052,296)

INCOME TAXES	-	-

NET LOSS	$(18,070,161)	$(8,052,296)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(278,174)

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(18,070,161)	$(7,774,122)

COMPREHENSIVE LOSS:
NET LOSS	(18,070,161)	(8,052,296)
OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(20,887)	(143,498)
COMPREHENSIVE LOSS	$(18,091,048)	$(8,195,794)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(276,806)
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(18,091,048)	$(7,918,988)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.24)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	75,116,895	72,004,081

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2019 and 2018

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock		Additional	Treasury Stock				Accumulated Other
	Number of		Number of		Paid-in	Number of		Accumulated	Statutory	Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2018	-	$-	70,278,622	$7,028	$11,490,285	-	$-	$(3,517,654)	$6,578	$(91,994)	$(585,394)	$7,308,849

Treasury stock purchase	-	-	-	-	-	(520,000)	(522,500)	-	-	-	-	(522,500)

Repayment made for Share Subscription Agreement	-	-	(1,000,000)	(100)	100	-	-	-	-	-	-	-

Refundable deposit exchange for common shares	-	-	-	-	2,000,000	-	-	-	-	-	-	2,000,000

Common shares issued in equity raise, net of fees associated with equity raise	-	-	4,046,450	404	7,064,313	-	-	-	-	-	-	7,064,717

Common shares issued for services	-	-	505,679	51	1,371,399	-	-	-	-	-	-	1,371,450

Stock-based compensation	-	-	-	-	2,227,281	-	-	-	-	-	-	2,227,281

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(144,866)	1,368	(143,498)

Net loss for the year	-	-	-	-	-	-	-	(7,774,122)	-	-	(278,174)	(8,052,296)

Balance, December 31, 2018	-	$-	73,830,751	$7,383	$24,153,378	(520,000)	$(522,500)	$(11,291,776)	$6,578	$(236,860)	$(862,200)	$11,254,003

Noncontrolling interest deficit adjustment	-	-	-	-	-	-	-	-	-	-	862,200	862,200

Issuance of common stock upon cashless exercise of stock warrants	-	-	350,856	35	(35)	-	-	-	-	-	-	-

Issuance of common stock upon exercise of options	-	-	158,932	16	(16)	-	-	-	-	-	-	-

Sale of common stock, net	-	-	1,852,883	185	1,672,903	-	-	-	-	-	-	1,673,088

Issuance of common stock for services	-	-	537,380	54	1,318,546	-	-	-	-	-	-	1,318,600

Stock-based compensation	-	-	-	-	7,448,230	-	-	-	-	-	-	7,448,230

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(20,887)	-	(20,887)

Net loss for the year	-	-	-	-	-	-	-	(18,070,161)	-	-	-	(18,070,161)

Balance, December 31, 2019	-	$-	76,730,802	$7,673	$34,593,006	(520,000)	$(522,500)	$(29,361,937)	$6,578	$(257,747)	$-	$4,465,073

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,070,161)	$(8,052,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	506,744	522,835
Stock-based compensation and service expense	9,209,147	3,092,981
Loss on equity method investment	55,776	52,969
Change in warrants derivative liabilities	(2,817,241)	-
Allocated financing costs	525,418	-
Impairment loss	1,010,011	-
Loss from noncontrolling interest deficit adjustment	862,200	-
Loss on fixed assets disposal	344	-
Changes in operating assets and liabilities,
Accounts receivable	4,948	(114)
Accounts receivable - related party	(217,080)	-
Straight-line rent receivable	(80,510)	(4,015)
Prepaid expenses - related parties	34,043	(35,450)
Prepaid expenses and other current assets	480,460	(468,412)
Security deposit	102,102	(96,629)
Accrued liabilities and other payables	1,230,029	642,215
Accrued liabilities and other payables - related parties	72,362	(24,520)
Tenants’ security deposit	11,537	(25,588)

NET CASH USED IN OPERATING ACTIVITIES	(7,079,871)	(4,396,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(377,454)	(113,148)
Improvement of commercial real estate	(16,321)	(391,506)
Investment in equity method investment	(159,192)	(453,159)
Payment for previously acquired business	-	(350,000)

NET CASH USED IN INVESTING ACTIVITIES	(552,967)	(1,307,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from note payable - related party	1,000,000	-
Repayments of note payable - related party	(410,000)	-
Repayments of loan payable	(1,000,000)	(500,000)
Proceeds received from loan payable - related party	2,600,000	-
Repurchase of warrants	(1,400,000)	-
Repurchase of common stock	-	(522,500)
Refund for refundable deposit in connection with Share Subscription Agreement	-	(1,000,000)
Proceeds received from offering	6,273,744	7,551,013
Disbursements for offering costs	(908,834)	(486,296)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,154,910	5,042,217

EFFECT OF EXCHANGE RATE ON CASH	(9,468)	(113,126)

NET DECREASE IN CASH	(1,487,396)	(774,746)

CASH - beginning of year	2,252,287	3,027,033

CASH - end of year	$764,891	$2,252,287

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$109,056	$377,421

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$80,190	$6,646
Acquisition of equipment by decreasing prepayment for equipment	$-	$151,053
Common stock issued for future services	$124,583	$495,750
Common stock issued for accrued liabilities	$116,575	$10,000
Refundable deposit exchange for common shares	$-	$2,000,000

See accompanying notes to the consolidated financial statements.

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

For accounting purposes, AHS was the surviving entity. The transaction was accounted for as a recapitalization of AHS pursuant to which AHS was treated as the accounting acquirer, surviving and continuing entity although the Company is the legal acquirer. The Company did not recognize goodwill or any intangible assets in connection with this transaction. Accordingly, the Company’s historical financial statements are those of AHS and its wholly-owned subsidiary, Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”) immediately following the consummation of this reverse merger transaction.

The Company now is a clinical-stage, leading CellTech bio-developer dedicated to advancing and empowering innovative, and transformative immune effector cell therapy and exosome technology. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth, development, as well as competitiveness in healthcare and CellTech industry markets. AHS owns 100% of the capital stock of Avalon Shanghai, which is a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China (“PRC”). Avalon Shanghai was incorporated on April 29, 2016 and is engaged in medical related consulting services for customers.

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd., a British Virgin Island company. There was no activity for the subsidiary since its incorporation through December 31, 2019. Avalon (BVI) Ltd. is dormant and is in process of being dissolved.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Currently, Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. The current occupancy rate of the building is 93.4%.

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

On June 13, 2019, the Company formed a wholly owned subsidiary, International Exosome Association LLC, a Delaware company. There was no activity for the subsidiary since its incorporation through December 31, 2019.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of December 31, 2019 are as follows:

Name of Subsidiary	Place and date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by AVCO	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in United States of America (“USA”)

Avalon (BVI) Ltd. (“Avalon BVI”)	British Virgin Island January 23, 2017	100% held by AVCO	Dormant, is in process of being dissolved

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by AVCO	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in China
Genexosome Technologies Inc. (“Genexosome”)	Nevada July 31, 2017	60% held by AVCO	Develops proprietary diagnostic and therapeutic products using exosomes

Beijing Jieteng (Genexosome) Biotech Co., Ltd. (“Beijing Genexosome”)	PRC August 7, 2015	100% held by Genexosome	Provides development services for hospitals and other customers and sells developed items to hospitals and other customers in China

Avactis Biosciences Inc. (“Avactis”)	Nevada July 18, 2018	100% held by AVCO	Integrate and optimize global scientific and clinical resources to further advance cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others to treat certain cancers
International Exosome Association LLC (“Exosome”)	Delaware June 13, 2019	100% held by AVCO	Promotes standardization related to exosome industry

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN CONDITION

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $29,361,937 at December 31, 2019, and has incurred recurring net loss and negative cash flow from operating activities of $18,070,161 and $7,079,871 for the year ended December 31, 2019, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical consulting services to its only four clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey and performing development services for hospitals and other customers and sales of developed products to hospitals and other customers; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended December 31, 2019 and 2018 include the allowance for doubtful accounts, the useful life of property and equipment and investment in real estate and intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

Intangible assets. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, lower sales of the product than anticipated and future ability to use the product. These assumptions represent Level 3 inputs. Impairment of intangible assets for the year ended December 31, 2019 and 2018 was $1,010,011 and $0, respectively.

Assets and liabilities measured at fair value on a recurring basis. Certain assets and liabilities are measured at fair value on a recurring basis. These assets and liabilities are measured at fair value on an ongoing basis. These assets and liabilities include derivative liabilities.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements (continued)

Derivative liabilities. Derivative liabilities are carried at fair value and measured on an ongoing basis. The Company did not have derivative liabilities in the year ended December 31, 2018. The table below reflects the activity of derivative liabilities measured at fair value for the year ended December 31, 2019:

Significant Unobservable Inputs (Level 3)
Balance of derivative liabilities as of January 1, 2019	$-
Initial fair value of derivative liabilities attributable to warrants issuance with fund raise	4,217,241
Gain from change in the fair value of derivative liabilities	(2,817,241)
Warrants were redeemed and cancelled	(1,400,000)
Balance of derivative liabilities as of December 31, 2019	$-

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

Cash and Cash Equivalents

Cash consists of cash on hand and cash in banks. A portion of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company maintains cash balances in excess of Federal Deposit Insurance Corporation (“FDIC”) limits at certain financial institutions. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

At December 31, 2019 and 2018, the Company’s cash balances by geographic area were as follows:

Country:	December 31, 2019		December 31, 2018
United States	$371,929	48.6%	$1,035,802	46.0%
China	392,962	51.4%	1,216,485	54.0%
Total cash	$764,891	100.0%	$2,252,287	100.0%

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at December 31, 2019 and 2018.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. A portion of the Company’s sales are credit sales which is to the customer whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivable is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable and Allowance for Doubtful Accounts (continued)

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable at December 31, 2019 and 2018. The Company historically has not experienced uncollectible accounts from customers granted with credit sales.

Straight-line rent receivable

Straight-line rent receivable represents amount accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to the Company’s revenue recognition policy.

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

Investment in Unconsolidated Company – Epicon Biosciences Co., Ltd.

The Company uses the equity method of accounting for its investment in, and earning or loss of, company that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See Note 8 for discussion of equity method investment.

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

In September 2019, the Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment as of September 30, 2019 and it calculated that the estimated undiscounted cash flows related to the sales of the exosome isolation systems were less than the carrying amount of the intangible assets. Based on its analysis, the Company recognized an impairment loss of $1,010,011 for the year ended December 31, 2019, which reduced the value of intangible assets acquired to $0. The Company did not record any impairment charge for the year ended December 31, 2018 as there was no impairment indicator noted.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Rental Income

Deferred rental income represents rental income collected but not earned as of the reporting date. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of December 31, 2019 and 2018, deferred rental income totaled $13,136 and $14,136, respectively.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has determined that the ASC 606 does not apply to rental contracts, which are within the scope of other revenue recognition accounting standards.

Rental income from operating leases is recognized on a straight-line basis under the guidance of ASC 842. Lease payments under tenant leases are recognized on a straight-line basis over the term of the related leases. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payments are recorded a “Straight-line rent receivable” on the consolidated balance sheets.

The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers.

Disaggregation of Revenue

In the following tables, revenue is disaggregated by segment:

For the Year Ended December 31, 2019	Medical Related Consulting Services Segment	Development services and sales of Developed Products Segment	Total
Medical related consulting services - related parties	$355,544	$-	$355,544
Development services and sales of developed products	-	35,084	35,084
Total revenues	$355,544	$35,084	$390,628

For the Year Ended December 31, 2018	Medical Related Consulting Services Segment	Development services and sales of Developed Products Segment	Total
Medical related consulting services - related parties	$269,287	$-	$269,287
Development services and sales of developed products	-	171,516	171,516
Total revenues	$269,287	$171,516	$440,803

Office Lease

When a lease contains “rent holidays”, the Company records rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as prepaid expenses in the consolidated balance sheets. The Company begins recording rent expense on the lease possession date.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real Property Operating Expenses

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Lessees are required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. The asset is based on the liability, subject to certain adjustments, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). Lessor accounting is similar to the prior model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue standard, ASU2014-9.

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

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company incurred research and development expense of $1,781,869 and $39,061 in the years ended December 31, 2019 and 2018, respectively.

Advertising Costs

All costs related to advertising are expensed as incurred. For the years ended December 31, 2019 and 2018, advertising costs amounted to $685,064 and $335,900, respectively.

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

The Company periodically issues common stock and common stock options to consultants for various services. Costs of these transactions are measured at the fair value of the service received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

Income Taxes

The Company is governed by the income tax laws of China and the United States. The Company accounts for income taxes using the asset/liability method prescribed by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2019 and 2018, the Company had no significant uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax year that remains subject to examination is the years ended December 31, 2019, 2018 and 2017. The Company recognizes interest and penalties related to significant uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2019 and 2018.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company, AHS, Avalon RT 9, Genexosome, Avactis, and Exosome, is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing Genexosome, is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currency is the RMB, result of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2019 and 2018 were translated at 6.9632 RMB and 6.8785 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the years ended December 31, 2019 and 2018 were 6.9099 RMB and 6.6202 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2019 and 2018 consisted of net loss and unrealized loss from foreign currency translation adjustment.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per Share Data (continued)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Years Ended December 31,
	2019	2018
Stock options	5,260,000	2,840,000
Warrants	2,293,179	578,891
Potentially dilutive securities	7,553,179	3,418,891

Non-controlling Interest

As of December 31, 2019, Yu Zhou, director and former Co-Chief Executive Officer of Genexosome, who owned 40% of the equity interests of Genexosome, which is not under the Company’s control.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Standards (continued)

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

The Company generates rental revenue under leases with tenants occupying the Freehold, New Jersey commercial real properties. Leases with tenants are accounted for as operating leases. The adoption of ASU 842 did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features (“ASU 2017-11”). When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 is effective for annual or interim periods within those fiscal years beginning after December 15, 2018 and should be applied on a retrospective basis. Early adoption is permitted for all entities, including adoption in an interim period. The Company adopted ASU 2017-11 in 2019 and it did not have a material impact on the Company’s consolidated financial statements.

On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. For public business entities (PBEs), the amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted if financial statements have not yet been issued (for PBEs), but no earlier than an entity’s adoption date of ASC 606. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company has adopted the ASU 2018-07 in 2019 and it did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to the financial statements by removing, modifying, and adding certain fair value disclosure requirements to facilitate clear communication of the information required by generally accepted accounting principles. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted upon issuance of this ASU. The adoption of ASU 2018 – 13 has no material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”). The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual period beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. We expect that the adoption will not have a material impact.

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2019 and 2018, prepaid expenses and other current assets consisted of the following:

	December 31, 2019	December 31, 2018
Prepaid professional fees	$153,478	$607,833
Deferred financing costs *	311,177	-
Prepaid research and development service fees	-	300,000
Prepaid insurance expense	4,990	72,352
Prepaid dues and subscriptions	9,665	70,000
Other	58,160	109,284
	$537,470	$1,159,469

* Deferred financing costs consist of legal, accounting and other costs that are directly related to the Company’s open market sale equity financing and will be charged to stockholders’ equity upon the completion of the equity offering.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2019 and 2018, property and equipment consisted of the following:

	Useful life	December 31, 2019	December 31, 2018
Laboratory equipment	5 Years	$705,982	$258,345
Office equipment and furniture	3 – 10 Years	38,681	35,627
Leasehold improvement	Shorter of useful life or lease term	-	24,446
		744,663	318,418
Less: accumulated depreciation		(143,238)	(68,863)
		$601,425	$249,555

For the years ended December 31, 2019 and 2018, depreciation expense of property and equipment amounted to $100,540 and $59,886, respectively, of which, $3,276 and $3,275 was included in real property operating expenses, $39,070 and $38,229 was included in costs of development services and sales of developed products, $30,947 and $18,382 was included in other operating expenses, and $27,247 and $0 was included in research and development expense, respectively.

NOTE 6 – INVESTMENT IN REAL ESTATE

At December 31, 2019 and 2018, investment in real estate consisted of the following:

	Useful life	December 31, 2019	December 31, 2018
Commercial real property building	39 Years	$7,708,571	$7,708,571
Improvement	12 Years	407,827	391,506
		8,116,398	8,100,077
Less: accumulated depreciation		(380,718)	(220,192)
		$7,735,680	$7,879,885

For the years ended December 31, 2019 and 2018, depreciation expense of this commercial real property amounted to $160,527 and $135,378, which was included in real property operating expenses.

NOTE 7 – INTANGIBLE ASSETS

At December 31, 2019 and 2018, intangible assets consisted of the following:

	Useful Life	December 31, 2019	December 31, 2018
Patents and other technologies	5 Years	$1,583,260	$1,583,260
Less: accumulated amortization		(573,249)	(327,571)
Less: impairment loss		(1,010,011)	-
		$-	$1,255,689

For the years ended December 31, 2019 and 2018, amortization expense amounted to $245,678 and $327,571, respectively.

In September 2019, the Company assessed its intangible assets which were solely related to the Genexosome Technology acquisition (which primarily consisted of a commercialized system to isolate exosomes) for any impairment and concluded that there were indicators of impairment as of September 30, 2019. The impairment is due to the Company’s conclusion that it will be unable to realize any future revenue from the sale of the exosome isolation systems. The Company calculated that the estimated undiscounted cash flows were less than the carrying amount related to the exosome isolation system projected sales and unrelated patent applications. The Company has not been able to realize the financial projections provided by Mr. Zhou for the sale of the exosome isolation systems at the time of the intangible assets purchase and has recognized an impairment loss of $1,010,011 related to the intangible assets for the year ended December 31, 2019, which reduced the value to zero.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – EQUITY METHOD INVESTMENT

As of December 31, 2019 and 2018, the equity method investment amounted to $483,101 and $385,162, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon Biotech Co., Ltd. (“Epicon”). Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and the other unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), accounted for 40% and 60% of the total ownership, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

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

For the year ended December 31, 2019 and for the period from August 14, 2018 (inception) through December 31, 2018, the Company’s share of Epicon’s net loss was $55,776 and $52,969, respectively, which was included in loss from equity-method investment in the accompanying consolidated statements of operations and comprehensive loss.

Activity recorded for the Company’s equity method investment in Epicon is summarized in the following table:

Equity investment carrying amount at January 1, 2018	$-
Payment made for equity method investment	453,159
Epicon's net loss attributable to the Company	(52,969)
Foreign currency fluctuation	(15,028)
Equity investment carrying amount at December 31, 2018	385,162
Payment made for equity method investment	159,192
Epicon's net loss attributable to the Company	(55,776)
Foreign currency fluctuation	(5,477)
Equity investment carrying amount at December 31, 2019	$483,101

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	December 31, 2019	December 31, 2018
Current assets	$77,272	$301,714
Noncurrent assets	247,590	7,015
Current liabilities	324	38
Noncurrent liabilities	-	-
Equity	324,538	308,691

	For the Year Ended December 31, 2019	For the Period from August 14, 2018 (Inception) through December 31, 2018
Net revenue	$-	$-
Gross profit	-	-
Loss from operation	139,439	132,423
Net loss	139,439	132,423

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2019 and 2018, accrued liabilities and other payables consisted of the following:

	December 31, 2019	December 31, 2018
Accrued payroll liability	$373,083	$529,472
Accrued professional fees	1,243,190	166,077
Accrued research and development fees *	650,000	-
Insurance payable	-	45,088
Accrued directors’ compensation	115,000	17,500
Accounts payable	84,316	6,695
Interest payable	-	75,342
Other	104,595	120,017
	$2,570,184	$960,191

* In accordance with the strategic partnership agreement with Weill Cornell’s cGMP Cellular Therapy Facility and Laboratory signed on August 6, 2018, the Company provides $400,000 annually to Weill Cornell’s cGMP Cellular Therapy Facility and Laboratory to support the co-development projects. In addition, the Company will on an annual basis send one scientist or clinician to Weill Cornell’s cGMP Cellular Therapy Facility and Laboratory to receive relevant training for three to six months. As of December 31, 2019, the accrued and unpaid research and development fees related to this agreement was $150,000.

NOTE 10 – LOAN PAYABLE

On April 19, 2017, the Company entered into a loan agreement, providing for the issuance of a loan in the principal amount of $2,100,000. The term of the loan was one year. On May 3, 2018, the Company signed an extension agreement with a maturity date of March 31, 2019. On August 3, 2018, the Company signed an extension agreement for the loan with a maturity date of March 31, 2020. The annual interest rate for the loan was 10%. The loan was guaranteed by the Company’s Chairman, Mr. Wenzhao Lu.  The Company repaid principal of $600,000, $500,000 and $1,000,000 in November 2017, April 2018 and April 2019, respectively. As of December 31, 2019, the outstanding principal balance of the loan was $0.

NOTE 11 – RELATED PARTY TRANSACTIONS

Medical Related Consulting Services Revenue from Related Parties and Accounts Receivable – Related Party

During the years ended December 31, 2019 and 2018, medical related consulting services revenue from related parties was as follows:

	Years Ended December 31,
	2019	2018
Medical related consulting services provided to:
Beijing Daopei (1)	$54,909	$269,287
Shanghai Daopei (2)	13,926	-
Hebei Daopei (3)	286,709	-
	$355,544	$269,287

(1)	Beijing Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.
(2)	Shanghai Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.
(3)	Hebei Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

Accounts receivable – related party at December 31, 2019 and 2018 amounted to $215,418 and $0, respectively, and no allowance for doubtful accounts is deemed to be required on accounts receivable – related party at December 31, 2019 and 2018.

Prepaid Expenses – Related Parties

As of December 31, 2019 and 2018, the Company made a prepayment of $0 and $1,897, respectively, to David Jin, its shareholder, chief executive officer, president and board member, for business travel reimbursement, which has been included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Prepaid Expenses – Related Parties (continued)

As of December 31, 2019 and 2018, the Company made a prepayment of $0 and $32,293, respectively, to Meng Li, its shareholder and chief operating officer, for business travel reimbursement, which has been included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

Accrued Liabilities and Other Payables – Related Parties

As of December 31, 2019 and 2018, the advance from customer – related party amounted to $0 and $14,829, respectively, which represents a prepayment received from our related party, Beijing Daopei, for medical related consulting services. When the services are performed, the amount recorded as an advance from customer – related party is recognized as revenue.

As of December 31, 2019 and 2018, the Company owed David Jin, its shareholder, chief executive officer, president and board member, $24,254 and $0, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

As of December 31, 2019 and 2018, the Company owed Meng Li, its shareholder and chief operating officer, $10,473 and $0, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

At December 31, 2019 and 2018, the Company owed Yu Zhou, director and former co-chief executive officer and 40% owner of Genexosome, of $3,121 and $0, respectively, for accrued travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

In connection with the acquisition discussed elsewhere in this report, the Company acquired Beijing Genexosome for a cash payment of $450,000. As of December 31, 2019 and 2018, the unpaid acquisition consideration of $100,000, was payable to Yu Zhou, director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

As of December 31, 2019 and 2018, the accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, amounted to $49,194 and $0, respectively, and have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Real Property Management Agreement

The Company pays a company, which is controlled by Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, for the management of its commercial real property located in New Jersey. The property management agreement commenced on May 5, 2017 and expired in March 2019. For the years ended December 31, 2019 and 2018, the management fee related to the property management agreement amounted to $23,334 and $65,004, respectively.

Borrowings from Related Party

Promissory Note

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and Chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022. The Company repaid principal of $410,000 in the third quarter of 2019. As of December 31, 2019, the outstanding principal balance was $590,000.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Borrowings from Related Party (continued)

Line of Credit

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), the largest shareholder and Chairman of the Board of Directors of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. Under the Line of Credit, as of December 31, 2019, the Company received loan from the Lender of $2,600,000.

For the year ended December 31, 2019, the interest expense related to above borrowings amounted to $49,194 and has been included in interest expense – related party on the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2019, the related accrued and unpaid interest for above borrowings was $49,194 and has been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Office Space from Related Party

Beijing Genexosome uses office space of a related party, free of rent, which is considered immaterial.

NOTE 12 – INCOME TAXES

The Company is governed by the Income Tax Law of the PRC and the U.S. Internal Revenue Code of 1986, as amended. Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company has a cumulative deficit from its foreign subsidiaries of $1,367,578 as of December 31, 2019, which is included in the consolidated accumulated deficit.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES (continued)

The Company’s loss before income taxes includes the following components:

	Years Ended December 31,
	2019	2018
United States loss before income taxes (1)	$(17,310,582)	$(7,665,284)
China loss before income taxes	(759,579)	(387,012)
Total loss before income taxes	$(18,070,161)	$(8,052,296)

(1)	For the years ended December 31, 2019 and 2018, amount of $0 and $572,613, respectively, is included in the United States loss before income taxes, which is not included in the Company’s consolidated income tax return, because the Company owns only 60% of Genexosome. The U.S. tax law requires 80% ownership to consolidate.

Components of income taxes expense (benefit) consisted of the following:

	Years Ended December 31,
	2019	2018
Current:
U.S. federal	$-	$-
U.S. state and local	-	-
China	-	-
Total current income taxes expense	$-	$-
Deferred:
U.S. federal	$(6,958,609)	$(1,394,056)
U.S. state and local	-	-
China	(356,929)	(166,935)
Total deferred income taxes (benefit)	$(7,315,538)	$(1,560,991)
Change in valuation allowance	7,315,538	1,560,991
Total income taxes expense	$-	$-

The table below summarizes the differences between the U.S. statutory rate and the Company’s effective tax rate for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
U.S. federal rate	21.0%	21.0%
U.S. state rate	7.5%	7.0%
Non-deductible expenses	2.1%	(10.8)%
Non-US rate differential	0.3%	2.2%
Prior year true-up	9.7%	-%
U.S. valuation allowance	(40.6)%	(19.4)%
Total provision for income taxes	0.0%	0.0%

For the years ended December 31, 2019 and 2018, the Company did not incur any income taxes expense since it did not generate any taxable income in those periods. The Company’s foreign entities did not pay any income taxes during the years ended December 31, 2019 and 2018.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES (continued)

The Company’s approximate net deferred tax assets as of December 31, 2019 and 2018 were as follows:

Deferred tax assets:	December 31, 2019	December 31, 2018
Stock-based compensation	$2,998,918	$-
Disallowed business interest deduction	88,365	-
Fixed assets book/tax basis difference	(58,142)	-
Net operating loss carryforward	6,363,489	2,077,091
Valuation allowance	(9,392,630)	(2,077,091)
Net deferred tax assets	$-	$-

As of December 31, 2019, the Company had federal and state net operating loss carryforwards of $21,368,053 and $21,368,053, respectively. The Company has $18,890,612 of U.S. federal net operating loss carryovers that have no expiration date, the remaining of the federal net operating loss and state net operating loss carry-forwards begin to expire in 2034.

At December 31, 2019, the Company had net operating loss carryforwards in China of $1,398,737 that begin to expire in 2022.

Additionally, $61,847 of the future utilization of the net operating loss carryforward to offset future taxable income is subject to special tax rules which may limit their usage under IRS Section 382 (Change of Ownership) and possibly the Separate Return Limitation Year (“SRLY”) rules.

A full valuation allowance has been provided against the Company's deferred tax assets at December 31, 2019 as the Company believes it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

The Company has been notified and assessed an IRS Section 6038 penalty of $10,000 for failure to file a foreign entity tax disclosure. The Company has appealed the penalty and awaits the Internal Revenue Service’s review of the appeal. There is no assurance such appeal will be successful.

The Company has not been audited by any jurisdiction since its inception. The Company is open for audit by the U.S. Internal Revenue Service, and the Chinese Ministry of Finance and U.S. state tax jurisdictions from 2016 to 2019.

There were no material uncertain tax positions as of December 31, 2019 and 2018. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense, if any. The Company does not have any significant uncertain tax positions or events leading to uncertainty in a tax position.

NOTE 13 – DERIVATIVE LIABILITIES

On April 25, 2019, the Company issued 1,714,288 five-year warrants to several third-party institutional investors in a registered direct offering (see Note 14). The warrants include the fundamental transaction provisions and the exercise price of the warrants is protected against down-round financing throughout the term of the warrants. Upon evaluation, the warrants meet the definition of derivative liabilities under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the warrants was classified as derivative liabilities of $4,217,241 on the issuance date, April 25, 2019. The estimated fair value of the warrants was computed at issuance using Black-Scholes option-pricing model, with the following assumptions: stock price of $2.82, volatility of 142.55%, risk-free rate of 2.33%, annual dividend yield of 0% and expected life of 5 years.

On April 25, 2019, the derivative liabilities were recorded at fair value of $4,217,241. Given that the fair value of the derivative liabilities was less than the proceeds of the units sale fund raise of $6,000,008, the remaining proceeds of $1,782,767 were allocated to the common stock and additional paid-in capital.

On October 18, 2019, the Company and third-party institutional investors entered into a Warrant Redemption and Cancellation Agreement (the “Redemption Agreement”). In accordance with the Redemption Agreement, the Company redeemed the 1,714,288 warrants for a purchase price of $1,400,000 in the fourth quarter of 2019, resulting in all of the 1,714,288 warrants being redeemed and cancelled.

Increases or decreases in fair value of the derivative liabilities are included as a component of total other income (expenses) in the accompanying consolidated statements of operations and comprehensive loss. The change to the derivative liabilities for the warrants from April 25, 2019 through October 18, 2019 resulted in a decrease of $2,817,241 in the derivative liabilities and the corresponding increase in other income as a gain for the year ended December 31, 2019.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – EQUITY

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

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. In December 2019, Jefferies sold 138,595 shares of common stock at an average price of $1.98 per share to investors. The Company received net cash proceeds of $261,206, net of cash fee paid for sales agent’s commission and other offering expenses of $12,530.

Units Sold for Cash

On April 25, 2019, the Company entered into a purchase agreement with several third-party institutional investors for the purchase of 1,714,288 units in a registered direct offering, for gross proceeds of $6,000,008 before placement agent fees and other offering expenses payable by the Company. Each unit was sold at a public offering price of $3.50 and consists of one share of common stock and a warrant to purchase one share of common stock. The Company received net cash proceeds of $5,103,704, net of cash paid for placement agent fees and other offering expenses.

The warrants are exercisable immediately as of the date of issuance (the “Initial Exercise Date”), at an exercise price of $3.50 per share, subject to adjustment as provided in the warrants, and expire on the fifth (5th) anniversary of the Initial Exercise Date. The warrants include anti-dilution rights, which provide that if at any time the warrants are outstanding, the Company issues or is deemed to have issued any common stock or common stock equivalents for consideration less than the then current exercise price of the warrants, the exercise price of such warrants is automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities (subject to adjustment for reverse and forward stock splits, recapitalizations and similar transactions). The warrants include the fundamental transaction provisions and the exercise price of the warrants is protected against down-round financing throughout the term of the warrants. Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances (see Note 13).

Common Shares Issued for Services

During the year ended December 31, 2018, pursuant to consulting agreements, the Company issued an aggregate of 505,679 shares of common stock for consulting services rendered and to be rendered. These shares were valued at $1,371,450, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $865,700 for the year ended December 31, 2018 and reduced accrued liabilities of $10,000 and recorded prepaid expense of $495,750 as of December 31, 2018 which was amortized over the rest of corresponding service periods.

During the year ended December 31, 2019, the Company issued a total of 537,380 shares of its common stock for services rendered and to be rendered. These shares were valued at $1,318,600, the fair market values on the grant dates using the reported closing share prices on the dates of grant and the Company recorded stock-based compensation expense of $1,077,442 for the year ended December 31, 2019 and reduced accrued liabilities of $116,575 and recorded prepaid expense of $124,583 as of December 31, 2019 which will be amortized over the rest of corresponding service periods.

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

NOTE 14 – EQUITY (continued)

Common Shares Issued for Share Subscription Agreement (continued)

The Company, Avalon Shanghai, Beijing DOING Biomedical Technology Co., Ltd. (“DOING”), who is an unaffiliated third party, and the March 2017 Accredited Investor entered into a Share Subscription Agreement whereby the parties acknowledged, among other things, that DOING agreed to transfer the Purchase Price to Avalon Shanghai on behalf of the March 2017 Accredited Investor and the March 2017 Accredited Investor agreed to transfer the March 2017 Shares to DOING upon DOING completing the registration of the acquisition of the March 2017 Shares with the Beijing Commerce Commission (“BCC”) and obtaining an Enterprise Overseas Investment Certificate (the “Investment Certificate”) from BCC. If DOING fails to complete the registration and acquire the Investment Certificate within one year of the closing then Avalon Shanghai shall transfer $3,000,000 with an annual interest of 20% to DOING upon the request of DOING (the “BCC Repayment Obligation”). Further, Wenzhao Lu, a director and shareholder of the Company, and DOING entered into a Warranty Agreement. Pursuant to the Warranty Agreement, Mr. Lu agreed to (i) cause the Company to be liable to DOING in the event the March 2017 Accredited Investor defaults in its obligations to DOING, (ii) cause the March 2017 Accredited Investor to transfer the March 2017 Shares to DOING upon DOING’s receipt of the Investment Certificate from BCC, (iii) within three years from the date of the Warranty Agreement, DOING may require Mr. Lu to acquire the March 2017 Shares at $1.20 per share upon three-month notice, and (iv) in the event Mr. Lu does not acquire the March 2017 Shares within the three-month period, interest of 15% per annum will be added to the purchase price.

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

On August 8, 2018, DOING and the March 2017 Accredited Investor sold the remaining 2,000,000 shares of common stock. Therefore, the BCC Repayment Obligation was satisfied in full and the Company has no further obligation for DOING and the March 2017 Accredited Investor.

Common Shares Issued for Warrant Exercise

On January 9, 2019, the Company issued 350,856 shares of its common stock upon cashless exercise of warrants to purchase 578,891 shares of common stock.

Common Shares Issued for Option Exercise

On February 27, 2019, the Company issued 158,932 shares of its common stock upon cashless exercise of options to purchase 200,000 shares of common stock.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at December 31, 2019:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2019	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2019	Weighted Average Exercise Price
$0.50	2,000,000	7.11	$0.50	1,944,444	$0.50
1.00 - 1.86	490,000	0.84-4.84	1.11	460,833	1.08
2.00 – 2.80	2,740,000	2.33 – 4.01	2.17	2,560,000	2.15
4.76	30,000	4.26	4.76	30,000	4.76
$0.50 – 4.76	5,260,000	4.88	$1.45	4,995,277	$1.42

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – EQUITY (continued)

Options (continued)

Stock option activities for the years ended December 31, 2019 and 2018 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	2,290,000	$0.58
Granted	560,000	1.54
Terminated / Exercised	(10,000)	(2.50)
Outstanding at December 31, 2018	2,840,000	0.77
Granted	2,620,000	2.17
Terminated / Exercised	(200,000)	(1.00)
Outstanding at December 31, 2019	5,260,000	$1.45
Options exercisable at December 31, 2019	4,995,277	$1.42
Options expected to vest	264,723	$2.00

The aggregate intrinsic values of stock options outstanding and stock options exercisable at December 31, 2019 was $3,259,900 and $3,171,746, respectively.

The fair values of options granted during the year ended December 31, 2019 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 140.57% - 151.70%, risk-free rate of 1.55% - 2.49%, annual dividend yield of 0% and expected life of 3.00 – 5.00 years. The aggregate fair value of the options granted during the year ended December 31, 2019 was $6,461,970.

Stock-based compensation expense associated with stock options granted amounted to $7,448,230 and $2,227,281 for the years ended December 31, 2019 and 2018, respectively.

A summary of the status of the Company’s nonvested stock options granted as of December 31, 2019 and changes during the years ended December 31, 2019 and 2018 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2018	1,608,889	$0.57
Granted	560,000	1.54
Vested	(1,243,334)	(0.95)
Terminated	(10,000)	(2.50)
Nonvested at December 31, 2018	915,555	0.63
Granted	2,620,000	2.17
Vested	(3,270,832)	(1.75)
Nonvested at December 31, 2019	264,723	$2.00

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – EQUITY (continued)

Warrants

Stock warrants activities during the years ended December 31, 2019 and 2018 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2018	-	$-
Issued	578,891	1.28
Exercised	-	-
Outstanding at December 31, 2018	578,891	1.28
Issued	1,714,288	3.50
Exercised	(578,891)	(1.28)
Redeemed and cancelled	(1,714,288)	(3.50)
Outstanding and exercisable at December 31, 2019	-	$-

NOTE 15 - STATUTORY RESERVE

Avalon Shanghai and Beijing Genexosome operate in the PRC, are required to reserve 10% of their net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai and Beijing Genexosome during the years ended December 31, 2019 and 2018 as they incurred net losses in the periods.

NOTE 16 – NONCONTROLLING INTEREST

As of December 31, 2019, Yu Zhou, director and former Co-Chief Executive Officer of Genexosome, who owns 40% of the equity interests of Genexosome, which is not under the Company’s control. The following is a summary of noncontrolling interest activities in the years ended December 31, 2019 and 2018.

Amount
Noncontrolling interest at January 1, 2018	$(585,394)
Net loss attributable to noncontrolling interest	(278,174)
Foreign currency translation adjustment attributable to noncontrolling interest	1,368
Noncontrolling interest at December 31, 2018	(862,200)
Noncontrolling interest deficit adjustment *	862,200
Net loss attributable to noncontrolling interest	-
Foreign currency translation adjustment attributable to noncontrolling interest	-
Noncontrolling interest at December 31, 2019	$-

*	The noncontrolling interest holder does not have the ability to satisfy the deficit of $862,200 (See note 21).

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s PRC subsidiaries’ net assets as of December 31, 2019 and 2018 did not exceed 25% of the Company’s consolidated net assets. Accordingly, the Parent Company’s condensed consolidated financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

NOTE 18 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
Customer	2019	2018
A (Beijing Daopei, a related party)	*	17%
B (Hebei Daopei, a related party)	19%	*
C	26%	21%
D	14%	14%
E	11%	11%

*	Less than 10%

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and accounts receivable – related party and straight-line rent receivable at December 31, 2019, accounted for 93.0% of the Company’s total outstanding accounts receivable and accounts receivable – related party and straight-line rent receivable at December 31, 2019.

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and accounts receivable – related party and straight-line rent receivable at December 31, 2018, accounted for 56.0% of the Company’s total outstanding accounts receivable and accounts receivable – related party and straight-line rent receivable at December 31, 2018.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the years ended December 31, 2019 and 2018.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2019, accounted for 90.8% of the Company’s total outstanding accounts payable at December 31, 2019.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2018, accounted for 95.5% of the Company’s total outstanding accounts payable at December 31, 2018.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SEGMENT INFORMATION

For the years ended December 31, 2019 and 2018, the Company operated in three reportable business segments - (1) the real property operating segment, (2) the medical related consulting services segment, and (3) the performing development services for hospitals and other customers and sales of developed products to hospitals and other customers segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the years ended December 31, 2019 and 2018 was as follows:

	Years Ended December 31,
	2019	2018
Revenues
Real property operations	$1,155,677	$1,121,483
Medical related consulting services – related parties	355,544	269,287
Development services and sales of developed products	35,084	171,516
Total	1,546,305	1,562,286

Costs and expenses
Real property operations	818,662	793,714
Medical related consulting services – related parties	284,472	250,320
Development services and sales of developed products	103,258	130,238
Total	1,206,392	1,174,272

Real property operating income	337,015	327,769
Gross profit from medical related consulting services	71,072	18,967
Gross (loss) profit from development services and sales of developed products	(68,174)	41,278

Other operating expenses
Real property operations	325,637	245,472
Medical related consulting services	628,625	356,294
Development services and sales of developed products	1,652,840	786,278
Corporate/Other	17,110,041	6,631,105
Total	19,717,143	8,019,149

Other income (expense)
Interest expense
Real property operations	(32,877)	(312,329)
Corporate/Other	(50,031)	(2,324)
Total	(82,908)	(314,653)

Other
Real property operations	2,182	10
Medical related consulting services – related parties	(40,459)	(49,154)
Development services and sales of developed products	(1,369)	49,565
Corporate/Other	1,429,623	(106,929)
Total	1,389,977	(106,508)
Total other income (expense)	1,307,069	(421,161)

Net loss
Real property operations	19,317	230,022
Medical related consulting services	598,012	386,481
Development services and sales of developed products	1,722,383	695,435
Corporate/Other	15,730,449	6,740,358
	$18,070,161	$8,052,296

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SEGMENT INFORMATION (continued)

Identifiable long-lived tangible assets at December 31, 2019 and 2018	December 31, 2019	December 31, 2018
Real property operations	$7,750,743	$7,898,224
Medical related consulting services	263,621	6,852
Development services and sales of developed products	322,741	224,364
	$8,337,105	$8,129,440

Identifiable long-lived tangible assets at December 31, 2019 and 2018	December 31, 2019	December 31, 2018
United States	$7,839,093	$7,898,806
China	498,012	230,634
	$8,337,105	$8,129,440

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings, except as set forth below.

On October 25, 2017, Genexosome entered into and closed a Stock Purchase Agreement with Beijing Genexosome and Yu Zhou, MD, PhD, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000 of which $100,000 is still owed. Further, on October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Dr. Zhou, pursuant to which the Company acquired all assets, including all intellectual property and exosome separation systems, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, Genexosome paid Dr. Zhou $876,087 in cash, transferred 500,000 shares of common stock of the Company to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of Genexosome.   Further, The Company had not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has decided to impair the intangible asset associated with this acquisition to zero.  Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019.   Further, on October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016  and violation of Ohio Uniform Trade Secrets Act.  Research Institute is seeking monetary damages, injunctive relief, exemplary damages, injunctive relief and other equitable relief.    The Company intends to vigorously defend against this action and pursue all available legal remedies.  The proceedings are in there early stage and while there can be no assurances, the Company believes it has substantial legal and factual defenses to the Research Institute’s claims and the likelihood of any findings of liability for the Company cannot be assessed at this time.

Operating Leases

Beijing Genexosome Office Lease

In March 2019, Beijing Genexosome signed an agreement to lease its office space under operating lease. Pursuant to the signed lease, the annual rent is RMB 7,000 (approximately $1,000). The term of this lease is one year commencing on March 15, 2019 and expired on March 14, 2020. For the year ended December 31, 2019, rent expense related to the lease amounted to $802. As of December 31, 2019, the future minimum rental payment required under this operating lease is $209.

Avalon Shanghai Office Lease

On January 19, 2017, Avalon Shanghai entered into a lease for office space in Beijing, China, with a third party (the “Beijing Office Lease”). Pursuant to the Beijing Office Lease, the monthly rent is RMB 50,586 (approximately $7,000) with a required security deposit of RMB 164,764 (approximately $24,000). In addition, Avalon Shanghai needs to pay monthly maintenance fees of RMB 4,336 (approximately $600). The term of the Beijing Office Lease is 26 months commencing on January 1, 2017 and expired on February 28, 2019 with two months of free rent in the months of December 2017 and February 2019. On December 27, 2018, Avalon Shanghai signed an extension for the lease with expiration date of February 29, 2020. For the years ended December 31, 2019 and 2018, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $90,000 and $91,000, respectively. As of December 31, 2019, the future minimum rental payment required under this Beijing Office Lease is $15,775.

Equity Investment Commitment

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within two years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.1 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.4 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of December 31, 2019, Avalon Shanghai has contributed RMB 4,100,000 (approximately $0.6 million) that was included in equity method investment on the accompanying consolidated balance sheets. Avalon Shanghai intends to use its present working capital together with loans, borrowings, and equity raises to fund the project cost.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – COMMITMENTS AND CONTINCENGIES (continued)

Joint Venture – AVAR BioTherapeutics (China) Co. Ltd. (continued)

In addition, Avactis is responsible for:

●	Contributing registered capital of RMB 5,000,000 (approximately $0.7 million) for working capital purposes as required by local regulation, which is not required to be contributed immediately and will be contributed subject to Avactis’ discretion;

●	assist AVAR in setting up its business operations and obtaining all required permits and licenses from the Chinese government;

●	assisting AVAR in recruiting, hiring and retaining personnel;

●	providing AVAR with access to various hospital networks in China to assist in the testing and commercialization of the CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy technology in China;

●	assisting AVAR in managing the Good Manufacturing Practices (GMP) facility and clinic to be developed by AVAR;

●	providing AVAR with advice pertaining to conducting clinicals in China; and

●	Within 6 days of signing the AVAR Agreement, Avactis is required to pay to Arbele $300,000 as a research and development fee with an additional two payments of $300,000 (for a total of $900,000) to be paid upon mutually agreed upon milestones.

Under AVAR Agreement, Arbele shall be responsible for the following:

●	Entering into a License Agreement with AVAR; and

●	Providing AVAR with research and development expertise pertaining to clinical laboratory medicine when hired by AVAR.

As of December 31, 2019, Avactis has paid $600,000 to Arbele as research and development fee, and AVAR is in process of being established and the License Agreement has not been finalized.

Line of Credit Agreement

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), a significant shareholder and director of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. Under the Line of Credit, as of December 31, 2019, the Company received loan from the Lender of $2,600,000.

NOTE 21 – REVISION

During the fourth quarter of 2019, the Company determined that there was an error in the accounting for the noncontrolling interest during the third quarter of 2019. The Company determined that the events surrounding its ability to recover the excess losses allocated to the noncontrolling interest holder over its basis occurred during the third quarter of 2019. The Company recorded the intra-period adjustment as if it occurred as of September 30, 2019. The Company’s unaudited condensed consolidated balance sheet as of September 30, 2019 has been restated for the impact of this adjustment as follows:

	As Reported	As Revised
Accumulated deficit	$(23,913,011)	$(25,431,084)
Accumulated other comprehensive loss - foreign currency translation adjustment	$(302,023)	$(297,571)
Total Avalon GloboCare Corp. stockholders' equity and non-controlling interest	$7,260,433	$5,746,812
Non-controlling interest	$(1,513,621)	$-

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – REVISION (continued)

The Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2019 have been restated for the impact of this adjustment as follows:

	As Reported		As Revised
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019	September 30, 2019	September 30, 2019
Loss from noncontrolling interest deficit adjustment	$	$	$(1,042,210)	$(862,200)
Total Other Income (Expense), net	$1,142,289	$1,007,602	$100,079	$145,402
LOSS BEFORE INCOME TAXES	$(4,334,058)	$(13,277,810)	$(5,376,268)	$(14,140,010)
NET LOSS	$(4,334,058)	$(13,277,810)	$(5,376,268)	$(14,140,010)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(475,863)	$(656,575)	$-	$-
NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(3,858,195)	$(12,621,235)	$(5,376,268)	$(14,140,010)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.05)	$(0.17)	$(0.07)	$(0.19)

The Company’s condensed consolidated statement of cash flow for the nine months ended September 30, 2019 have been restated for the impact of this adjustment as follows:

	As Reported	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,277,810)	$(14,140,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from noncontrolling interest deficit adjustment	$-	$862,200

NOTE 22 – SUBSEQUENT EVENTS

On February 5, 2020, the Company drew down $300,000 from its credit facility under that certain credit line agreement with Wenzhao Lu, a significant shareholder and director of the Company, which provides the Company with a $20 million line of credit. As a result of this draw down, the Company has approximately $17.1 million remaining available under the Line Credit.  This draw down increased the total principal amount outstanding under the Credit Line to $2.9 million.

On December 13, 2019, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. From January 1, 2020 to April 2, 2020, Jefferies sold an aggregate of 980,358 shares of common stock at an average price of $1.66 per share to investors. The Company received net cash proceeds of $1,549,265, net of cash fee paid for sales agent’s commission and other offering expenses of $74,319.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – SUBSEQUENT EVENTS (continued)

On February 20, 2020, the Company entered into (i) a Letter Agreement with Dr. David Jin, Chief Executive Officer of the Company, pursuant to which the term of Dr. Jin’s Executive Employment Agreement entered between the Company and Dr. Jin dated December 1, 2016 was extended an additional three years and granted Dr. Jin a Stock Option to acquire 400,000 shares of common stock at an exercise price of $1.52 per share for a period of ten years, (ii) a Letter Agreement with Meng Li, Chief Operating Officer of the Company, pursuant to which the term of Ms. Li’s Executive Employment Agreement entered between the Company’ subsidiary and Ms. Li dated January 11, 2017 was extended an additional three years and granted Ms. Li a Stock Option to acquire 300,000 shares of common stock at an exercise price of $1.52 per share for a period of ten years and (iii) a Letter Agreement with Luisa Ingargiola, Chief Financial Officer of the Company, granting Ms. Ingargiola a Stock Option to acquire 400,000 shares of common stock at an exercise price of $1.52 per share for a period of ten years.

On February 28, 2020, Beijing Genexosome signed an agreement to lease its office space under operating lease. Pursuant to the signed lease, monthly rent is RMB 833 (approximately $120) with a required security deposit of RMB 5,000 (approximately $700). The term of the lease is 13 months commencing on March 15, 2020 and expires on April 14, 2021 with one month of free rent. The total rent is RMB 10,000 (approximately $1,400) and paid in full in March 2020.

On February 24, 2020, Avalon Shanghai entered into a lease for office space in Beijing, China, with a third party (the “Beijing Office Lease”). Pursuant to the Beijing Office Lease, the monthly rent is RMB 50,586 (approximately $7,000) with a required security deposit of RMB 164,764 (approximately $24,000). In addition, Avalon Shanghai needs to pay monthly maintenance fees of RMB 4,336 (approximately $600). The term of the Beijing Office Lease is 12 months commencing on March 1, 2020 and expires on February 28, 2021.

On March 11, 2020, the World Health Organization declared the outbreak of the coronavirus (COVID-19) a pandemic. While the disruption is currently expected to be temporary, there is considerable uncertainty about its possible duration. As a result, significant economic uncertainties have arisen which are likely to negatively impact our tenants, employees and consultants. A return of recessionary conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, and our ongoing operations, costs and profitability. These negative events may cause us to incur losses and may adversely affect our liquidity and financial condition. Other negative financial and operational impacts could occur although such potential impact is unknown and cannot be reasonably estimated at this time.

On April 1, 2020, the Company entered into a Subscription Agreement with WLM Limited (“WLM”), an entity owned by Wenzhao “Daniel” Lu, Chairman of the Board of Directors of the Company, pursuant to which WLM purchased 645,161 shares of the Company’s common stock at a price per share of $1.55 for an aggregate purchase price of $1,000,000. The closing occurred on April 1, 2020.

During the first quarter of 2020, the Company issued a total of 222,577 shares of its common stock for services rendered and to be rendered. These shares were valued at $213,300, the fair market values on the grant dates using the reported closing share prices on the dates of grant and the Company recorded stock-based compensation expense of $156,093 for the quarter ended March 31, 2020 and recorded prepaid expense of $57,207 as of March 31, 2020 which will be amortized over the rest of corresponding service periods.