Form 10-Q
period 2020-03-31
Avalon GloboCare Corp.
filed 2020-05-14
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AVCO	The NASDAQ Capital Market

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 14, 2020
Common Stock, $0.0001 par value per share	78,984,765 shares

AVALON GLOBOCARE CORP.

FORM 10-Q

March 31, 2020

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$635,271	$764,891
Accounts receivable	-	4,710
Accounts receivable - related party	127,076	215,418
Rent receivable	31,361	23,759
Deferred financing costs	275,551	311,177
Prepaid expenses and other current assets	279,182	251,140

Total Current Assets	1,348,441	1,571,095

NON-CURRENT ASSETS:
Rent receivable - noncurrent portion	98,378	99,235
Right-of-use asset, operating lease	185,401	-
Property and equipment, net	554,627	601,425
Investment in real estate, net	7,695,378	7,735,680
Equity method investment	466,014	483,101

Total Non-current Assets	8,999,798	8,919,441

Total Assets	$10,348,239	$10,490,536

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$1,425,234	$1,243,190
Accrued research and development fees	475,000	650,000
Accrued payroll liability	376,811	373,083
Accrued liabilities and other payables	373,254	303,911
Accrued liabilities and other payables - related parties	215,232	187,042
Operating lease obligation	88,379	-
Tenants’ security deposit	79,180	78,237

Total Current Liabilities	3,033,090	2,835,463

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	115,022	-
Note payable - related party	590,000	590,000
Loan payable - related party	2,900,000	2,600,000

Total Non-current Liabilities	3,605,022	3,190,000

Total Liabilities	6,638,112	6,025,463

Commitments and Contingencies - (Note 13)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 77,933,737 shares issued and 77,413,737 shares outstanding at March 31, 2020; 76,730,802 shares issued and 76,210,802 shares outstanding at December 31, 2019	7,793	7,673
Additional paid-in capital	37,130,787	34,593,006
Less: common stock held in treasury, at cost;
520,000 shares at March 31, 2020 and December 31, 2019	(522,500)	(522,500)
Accumulated deficit	(32,632,718)	(29,361,937)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(279,813)	(257,747)
Total Avalon GloboCare Corp. stockholders’ equity and non-controlling interest	3,710,127	4,465,073

Non-controlling interest	-	-

Total Equity	3,710,127	4,465,073

Total Liabilities and Equity	$10,348,239	$10,490,536

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

REVENUES
Real property rental	$296,956	$266,626
Medical related consulting services - related party	-	14,260
Development services and sales of developed products	-	3,278
Total Revenues	296,956	284,164

COSTS AND EXPENSES
Real property operating expenses	254,501	230,759
Medical related consulting services - related party	-	13,091
Development services and sales of developed products	-	30,307
Total Costs and Expenses	254,501	274,157

REAL PROPERTY OPERATING INCOME	42,455	35,867
GROSS PROFIT FROM MEDICAL RELATED CONSULTING SERVICES	-	1,169
GROSS LOSS FROM DEVELOPMENT SERVICES AND SALES OF DEVELOPED PRODUCTS	-	(27,029)
Total Gross Profit	42,455	10,007

OTHER OPERATING EXPENSES:
Professional fees	1,553,698	1,468,226
Compensation and related benefits	1,128,468	2,100,155
Research and development expenses	275,402	152,460
Other general and administrative	307,079	754,479

Total Other Operating Expenses	3,264,647	4,475,320

LOSS FROM OPERATIONS	(3,222,192)	(4,465,313)

OTHER INCOME (EXPENSE)
Interest expense	-	(25,697)
Interest expense - related party	(42,169)	(1,944)
Loss from equity-method investment	(9,084)	(12,743)
Other income	2,664	768

Total Other Expense, net	(48,589)	(39,616)

LOSS BEFORE INCOME TAXES	(3,270,781)	(4,504,929)

INCOME TAXES	-	-

NET LOSS	$(3,270,781)	$(4,504,929)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(99,113)

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(3,270,781)	$(4,405,816)

COMPREHENSIVE LOSS:
NET LOSS	$(3,270,781)	$(4,504,929)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	(22,066)	43,482
COMPREHENSIVE LOSS	(3,292,847)	(4,461,447)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(100,311)
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(3,292,847)	$(4,361,136)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.04)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	76,712,054	73,690,461

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2020

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock		Additional	Treasury Stock				Accumulated
	Number of		Number of		Paid-in	Number of		Accumulated	Statutory	Other	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Comprehensive Loss	Interest	Equity

Balance, January 1, 2020	-	$-	76,730,802	$7,673	$34,593,006	(520,000)	$(522,500)	$(29,361,937)	$6,578	$(257,747)	$-	$4,465,073

Sale of common stock, net	-	-	980,358	98	1,539,153	-	-	-	-	-	-	1,539,251

Issuance of common stock for services	-	-	222,577	22	213,278	-	-	-	-	-	-	213,300

Stock-based compensation	-	-	-	-	785,350	-	-	-	-	-	-	785,350

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(22,066)	-	(22,066)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-	(3,270,781)	-	-	-	(3,270,781)

Balance, March 31, 2020	-	$-	77,933,737	$7,793	$37,130,787	(520,000)	$(522,500)	$(32,632,718)	$6,578	$(279,813)	$-	$3,710,127

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2019

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock		Additional	Treasury Stock				Accumulated
	Number of		Number of		Paid-in	Number of		Accumulated	Statutory	Other	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Comprehensive Loss	Interest	Equity

Balance, January 1, 2019	-	$-	73,830,751	$7,383	$24,153,378	(520,000)	$(522,500)	$(11,291,776)	$6,578	$(236,860)	$(862,200)	$11,254,003

Issuance of common stock upon cashless exercise of stock warrants	-	-	350,856	35	(35)	-	-	-	-	-	-	-

Issuance of common stock upon cashless exercise of stock options	-	-	158,932	16	(16)	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	2,272,747	-	-	-	-	-	-	2,272,747

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	44,680	(1,198)	43,482

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	(4,405,816)	-	-	(99,113)	(4,504,929)

Balance, March 31, 2019	-	$-	74,340,539	$7,434	$26,426,074	(520,000)	$(522,500)	$(15,697,592)	$6,578	$(192,180)	$(962,511)	$9,065,303

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,270,781)	$(4,504,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	4,698	-
Depreciation and amortization	76,535	139,131
Decrease in straight-line rent receivable	16,988	-
Stock-based compensation and service expense	1,189,101	2,272,747
Loss on equity method investment	9,084	12,743
Loss on fixed asset disposal	2,648	-
Changes in operating assets and liabilities,
Accounts receivable	-	(1,305)
Accounts receivable - related party	85,932	-
Rent receivable	(23,733)	(5,573)
Prepaid expenses - related parties	-	34,814
Prepaid expenses and other current assets	(96,669)	193,845
Accrued liabilities and other payables	(39,760)	415,181
Accrued liabilities and other payables - related parties	28,218	21,155
Operating lease obligation	18,000	-
Tenants’ security deposit	943	(120)

NET CASH USED IN OPERATING ACTIVITIES	(1,998,796)	(1,422,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(76,033)
Improvement of commercial real estate	-	(11,338)

NET CASH USED IN INVESTING ACTIVITIES	-	(87,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from note payable - related party	-	1,000,000
Proceeds received from loan payable - related party	300,000	-
Proceeds received from equity offering	1,623,584	-
Disbursements for equity offering costs	(48,707)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,874,877	1,000,000

EFFECT OF EXCHANGE RATE ON CASH	(5,701)	26,686

NET DECREASE IN CASH	(129,620)	(482,996)

CASH - beginning of period	764,891	2,252,287

CASH - end of period	$635,271	$1,769,291

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$1,039

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$-	$84,348
Common stock issued for future services	$57,207	$-

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Avalon GloboCare Corp. (the “Company” or “AVCO”) is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on July 28, 2014. On October 19, 2016, the Company entered into and closed a Share Exchange Agreement with the shareholders of Avalon Healthcare System, Inc., a Delaware corporation (“AHS”), each of which were accredited investors (“AHS Shareholders”) pursuant to which we acquired 100% of the outstanding securities of AHS in exchange for 50,000,000 shares of the Company’s common stock (the “AHS Acquisition”). AHS was incorporated on May 18, 2015 under the laws of the State of Delaware.

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

The Company is a clinical-stage, vertically-integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy and exosome technology. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth, development, as well as competitiveness in healthcare and CellTech industry markets.  Through its subsidiary structure with unique integration of verticals from innovative research and development (“R&D”) to automated bioproduction and accelerated clinical development, The Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEXTM), and regenerative therapeutics.

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd., a British Virgin Island company. There was no activity for the subsidiary since its incorporation through March 31, 2020. Avalon (BVI) Ltd. is dormant and is in process of being dissolved.

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

On June 13, 2019, the Company formed a wholly owned subsidiary, International Exosome Association LLC, a Delaware company. There was no activity for the subsidiary since its incorporation through March 31, 2020.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of March 31, 2020 are as follows:

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on April 6, 2020.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN CONDITION (continued)

Going Concern

The Company is a clinical-stage, vertically-integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy and exosome technology. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth, development, as well as competitiveness in healthcare and CellTech industry markets. The Company also develops related products for sale and licensure in the United States and the Peoples Republic of China. In addition, the Company owns commercial real estate that houses its headquarters in Freehold, New Jersey. The Company did not generate any revenue from medical related consulting services segment and development services and sales of developed products segment during the first quarter of 2020. These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $32,632,718 at March 31, 2020, and has incurred recurring net loss and negative cash flow from operating activities of $3,270,781 and $1,998,796 for the three months ended March 31, 2020, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey and performing development services for hospitals and other customers and sales of developed products to hospitals and other customers; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect the Company’s operations. Efforts to contain the spread of the coronavirus have intensified, including social distancing, travel bans and quarantine, and these are likely to negatively impact the Company’s tenants, employees and consultants. These, in turn, will not only impact the Company’s operations, financial condition and demand for the Company’s medical related consulting services but the Company’s overall ability to react timely to mitigate the impact of this event. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact the Company’s business for the year of 2020.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended March 31, 2020 and 2019 include the allowance for doubtful accounts, the useful life of property and equipment and investment in real estate, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, accounts receivable – related party, rent receivable, deferred financing costs, prepaid expenses and other current assets, accrued liabilities and other payables, accrued liabilities and other payables – related parties, operating lease obligation, tenants’ security deposit, approximate their fair market value based on the short-term maturity of these instruments.

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

Cash and Cash Equivalents

A portion of the Company’s cash is maintained with state-owned banks within the PRC. Balances at state-owned banks within the PRC are covered by insurance up to RMB 500,000 (approximately $71,000) per bank. Any balance over RMB 500,000 per bank in PRC will not be covered. At March 31, 2020 and December 31, 2019, cash balances held in the PRC are $322,453 and $392,962, of which, $179,563 and $244,579 were not covered by such limited insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

At March 31, 2020 and December 31, 2019, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2020		December 31, 2019
United States	$312,818	49.2%	$371,929	48.6%
China	322,453	50.8%	392,962	51.4%
Total cash	$635,271	100.0%	$764,891	100.0%

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at March 31, 2020 and December 31, 2019.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Investment in Unconsolidated Company – Epicon Biosciences Co., Ltd.

The Company uses the equity method of accounting for its investment in, and earning or loss of, company that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See Note 5 for discussion of equity method investment.

Revenue Recognition

The Company recognizes revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Rental income from operating leases is recognized on a straight-line basis under the guidance of ASC 842. Lease payments under tenant leases are recognized on a straight-line basis over the term of the related leases. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payments are included in rent receivable on the consolidated balance sheets.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended March 31,
	2020	2019
Stock options	6,800,000	5,040,000
Warrants	-	578,891
Potentially dilutive securities	6,800,000	5,618,891

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

Recent Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to the financial statements by removing, modifying, and adding certain fair value disclosure requirements to facilitate clear communication of the information required by generally accepted accounting principles. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted upon issuance of this ASU. The adoption of ASU 2018 – 13 did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”). The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual period beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. The Company expects that the adoption will not have a material impact.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At March 31, 2020 and December 31, 2019, prepaid expenses and other current assets consisted of the following:

	March 31, 2020	December 31, 2019
Prepaid professional fees	$187,709	$153,478
Prepaid VAT on purchase	41,480	40,602
Security deposit	24,428	24,847
Other	25,565	32,213
	$279,182	$251,140

NOTE 5 – EQUITY METHOD INVESTMENT

As of March 31, 2020 and December 31, 2019, the equity method investment amounted to $466,014 and $483,101, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon Biotech Co., Ltd. (“Epicon”). Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and the other unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), accounted for 40% and 60% of the total ownership, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment.

For the three months ended March 31, 2020 and 2019, the Company’s share of Epicon’s net loss was $9,084 and $12,743, respectively, which was included in loss from equity-method investment in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Activity recorded for the Company’s equity method investment in Epicon is summarized in the following table:

Equity investment carrying amount at January 1, 2020	$483,101
Epicon’s net loss attributable to the Company	(9,084)
Foreign currency fluctuation	(8,003)
Equity investment carrying amount at March 31, 2020	$466,014

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	March 31, 2020	December 31, 2019
Current assets	$32,865	$77,272
Noncurrent assets	264,439	247,590
Current liabilities	619	324
Noncurrent liabilities	-	-
Equity	296,685	324,538

	For the Three Months Ended March 31,
	2020	2019
Net revenue	$-	$-
Gross profit	-	-
Loss from operation	22,711	31,856
Net loss	22,711	31,856

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – ACCRUED LIABILITIES AND OTHER PAYABLES

At March 31, 2020 and December 31, 2019, accrued liabilities and other payables consisted of the following:

	March 31, 2020	December 31, 2019
Accrued professional fees	$1,425,234	$1,243,190
Accrued research and development fees	475,000	650,000
Accrued payroll liability	376,811	373,083
Accrued directors’ compensation	157,500	115,000
Accounts payable	80,397	84,316
Other	135,357	104,595
	$2,650,299	$2,570,184

NOTE 7 – RELATED PARTY TRANSACTIONS

Medical Related Consulting Services Revenue from Related Party and Accounts Receivable – Related Party

During the three months ended March 31, 2020 and 2019, medical related consulting services revenue from related party was as follows:

	Three Months Ended March 31,
	2020	2019
Medical related consulting services provided to:
Beijing Daopei (1)	$-	$14,260
	$-	$14,260

(1)	Beijing Daopei is a subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

Accounts receivable – related party at March 31, 2020 and December 31, 2019 amounted to $127,076 and $215,418, respectively, and no allowance for doubtful accounts is deemed to be required on accounts receivable – related party at March 31, 2020 and December 31, 2019. The Company received the $127,076 in April 2020.

Accrued Liabilities and Other Payables – Related Parties

As of March 31, 2020 and December 31, 2019, the Company owed David Jin, its shareholder, chief executive officer, president and board member, $20,748 and $24,254, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

As of March 31, 2020 and December 31, 2019, the Company owed Meng Li, its shareholder and chief operating officer, $0 and $10,473, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

At March 31, 2020 and December 31, 2019, the Company owed Yu Zhou, director and former co-chief executive officer and 40% owner of Genexosome, of $3,121 for accrued travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Accrued Liabilities and Other Payables – Related Parties (continued)

The Company acquired Beijing Genexosome for a cash payment of $450,000. As of March 31, 2020 and December 31, 2019, the unpaid acquisition consideration of $100,000, was payable to Yu Zhou, director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

As of March 31, 2020 and December 31, 2019, the accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, amounted to $91,363 and $49,194, respectively, and have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Borrowings from Related Party

Promissory Note

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and Chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022. The Company repaid principal of $410,000 in the third quarter of 2019. As of March 31, 2020 and December 31, 2019, the outstanding principal balance was $590,000.

Line of Credit

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), the largest shareholder and Chairman of the Board of Directors of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of March 31, 2020 and December 31, 2019, $2,900,000 and $2,600,000 was outstanding under the Line of Credit, respectively.

For the three months ended March 31, 2020 and 2019, the interest expense related to above borrowings amounted to $42,169 and $1,944, respectively, and has been included in interest expense – related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2020 and December 31, 2019, the related accrued and unpaid interest for above borrowings was $91,363 and $49,194, respectively, and has been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Office Space from Related Party

Beijing Genexosome uses office space of a related party, free of rent, which is considered immaterial.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – EQUITY

Common Shares Sold for Cash

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company’s registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3.

During the first quarter of 2020, Jefferies sold an aggregate of 980,358 shares of common stock at an average price of $1.66 per share to investors. The Company recorded net proceeds of $1,539,251, net of commission and other offering costs of $84,333.

Common Shares Issued for Services

During the first quarter of 2020, the Company issued a total of 222,577 shares of its common stock for services rendered and to be rendered. The shares of common stock were issued under the 2019 Incentive Stock Plan. These shares were valued at $213,300, the fair market values on the grant dates using the reported closing share prices on the dates of grant and the Company recorded stock-based compensation expense of $156,093 for the quarter ended March 31, 2020 and recorded prepaid expense of $57,207 as of March 31, 2020 which will be amortized over the rest of corresponding service periods.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at March 31, 2020:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2020	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2020	Weighted Average Exercise Price
$0.50	2,000,000	6.86	$0.50	2,000,000	$0.50
1.00 – 1.93	2,030,000	0.59 – 9.89	1.43	855,833	1.29
2.00 – 2.80	2,740,000	2.08 – 3.76	2.17	2,650,000	2.16
4.76	30,000	4.01	4.76	30,000	4.76
$0.50 – 4.76	6,800,000	5.49	$1.47	5,535,833	$1.44

The stock options issued during the three months ended March 31, 2020 were issued under the 2019 Stock Incentive Plan. Stock option activities for the three months ended March 31, 2020 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2020	5,260,000	$1.45
Granted	1,540,000	1.53
Terminated / Exercised	-	-
Outstanding at March 31, 2020	6,800,000	$1.47
Options exercisable at March 31, 2020	5,535,833	$1.44
Options expected to vest	1,264,167	$1.60

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – EQUITY (continued)

Options (continued)

The aggregate intrinsic values of stock options outstanding and stock options exercisable at March 31, 2020 was $2,364,900 and $2,330,100, respectively.

The fair values of options granted during the three months ended March 31, 2020 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 137.42% - 139.58%, risk-free rate of 1.39% - 1.67%, annual dividend yield of 0% and expected life of 5.00 – 10.00 years. The aggregate fair value of the options granted during the three months ended March 31, 2020 was $2,422,225.

Stock-based compensation expense associated with stock options granted amounted to $785,350 and $2,272,747 for the three months ended March 31, 2020 and 2019, respectively.

A summary of the status of the Company’s nonvested stock options granted as of March 31, 2020 and changes during the three months ended March 31, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2020	264,723	$2.00
Granted	1,540,000	1.53
Vested	(540,556)	(1.59)
Nonvested at March 31, 2020	1,264,167	$1.60

NOTE 9 - STATUTORY RESERVE

Avalon Shanghai and Beijing Genexosome operate in the PRC, are required to reserve 10% of their net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai and Beijing Genexosome during the three months ended March 31, 2020 as they incurred net losses in the period.

NOTE 10 – RESTRICTED NET ASSETS

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – RESTRICTED NET ASSETS (continued)

The Company’s PRC subsidiaries’ net assets as of March 31, 2020 and December 31, 2019 did not exceed 25% of the Company’s consolidated net assets. Accordingly, the Parent Company’s condensed consolidated financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

NOTE 11 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
Customer	2020	2019
A	30%	29%
B	18%	19%
C	15%	15%

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at March 31, 2020, accounted for 88.3% of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at March 31, 2020.

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at December 31, 2019, accounted for 93.0% of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at December 31, 2019.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three months ended March 31, 2020 and 2019.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at March 31, 2020, accounted for 93.6% of the Company’s total outstanding accounts payable at March 31, 2020.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2019, accounted for 90.8% of the Company’s total outstanding accounts payable at December 31, 2019.

NOTE 12 – SEGMENT INFORMATION

For the three months ended March 31, 2020 and 2019, the Company operated in three reportable business segments - (1) the real property operating segment, (2) the medical related consulting services segment, and (3) the performing development services for hospitals and other customers and sales of developed products to hospitals and other customers segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three months ended March 31, 2020 and 2019 was as follows:

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – SEGMENT INFORMATION (continued)

	Three Months Ended March 31,
	2020	2019
Revenues
Real property operations	$296,956	$266,626
Medical related consulting services - related party	-	14,260
Development services and sales of developed products	-	3,278
Total	296,956	284,164
Costs and expenses
Real property operations	254,501	230,759
Medical related consulting services - related party	-	13,091
Development services and sales of developed products	-	30,307
Total	254,501	274,157
Gross profit (loss)
Real property operations	42,455	35,867
Medical related consulting services - related party	-	1,169
Development services and sales of developed products	-	(27,029)
Total	42,455	10,007
Other operating expenses
Real property operations	110,816	109,906
Medical related consulting services - related party	155,235	179,128
Development services and sales of developed products	35,999	220,881
Corporate/Other	2,962,597	3,965,405
Total	3,264,647	4,475,320
Other income (expense)
Interest expense
Real property operations	-	24,658
Corporate/Other	42,169	2,983
Total	42,169	27,641
Other income (expense)
Real property operations	(935)	8
Medical related consulting services - related party	(5,487)	(12,111)
Development services and sales of developed products	2	128
Total	(6,420)	(11,975)
Total other income (expense)	(48,589)	(39,616)
Net loss
Real property operations	69,296	98,689
Medical related consulting services - related party	160,722	190,070
Development services and sales of developed products	35,997	247,782
Corporate/Other	3,004,766	3,968,388
Total	$3,270,781	$4,504,929

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – SEGMENT INFORMATION (continued)

Identifiable long-lived tangible assets at March 31, 2020 and December 31, 2019	March 31, 2020	December 31, 2019
Real property operating	$7,709,622	$7,750,743
Medical related consulting services	245,763	263,621
Development services and sales of developed products	294,620	322,741
Total	$8,250,005	$8,337,105

Identifiable long-lived tangible assets at March 31, 2020 and December 31, 2019	March 31, 2020	December 31, 2019
United States	$7,792,753	$7,839,093
China	457,252	498,012
Total	$8,250,005	$8,337,105

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and its property is not subject to, any material legal proceedings, except as set forth below.

On October 25, 2017, Genexosome entered into and closed a Stock Purchase Agreement with Beijing Genexosome and Yu Zhou, MD, PhD, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000, of which $100,000 is still owed. Further, on October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Dr. Zhou, pursuant to which the Company acquired all assets, including all intellectual property and exosome separation systems, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, Genexosome paid Dr. Zhou $876,087 in cash, transferred 500,000 shares of common stock of the Company to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of Genexosome.   Further, The Company had not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has decided to impair the intangible asset associated with this acquisition to zero.  Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019.   Further, on October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016  and violation of Ohio Uniform Trade Secrets Act.  Research Institute is seeking monetary damages, injunctive relief, exemplary damages, injunctive relief and other equitable relief. The Company intends to vigorously defend against this action and pursue all available legal remedies.  The proceedings are in early stage and while there can be no assurances, the Company believes it has substantial legal and factual defenses to the Research Institute’s claims and the likelihood of any findings of liability for the Company cannot be assessed at this time.

Operating Leases

Beijing Genexosome Office Lease

On February 28, 2020, Beijing Genexosome signed an agreement to lease its office space under operating lease. Pursuant to the signed lease, monthly rent is RMB 833 (approximately $120) with a required security deposit of RMB 5,000 (approximately $700). The term of the lease is 13 months commencing on March 15, 2020 and expires on April 14, 2021 with one month of free rent. The total rent is RMB 10,000 (approximately $1,400) and paid in full in March 2020. For the three months ended March 31, 2020, rent expense related to the lease amounted to $55. As of March 31, 2020, the future minimum rental payment required under this operating lease is $1,358.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases (continued)

Avalon Shanghai Office Lease

On February 24, 2020, Avalon Shanghai entered into a lease for office space in Beijing, China, with a third party (the “Beijing Office Lease”). Pursuant to the Beijing Office Lease, the monthly rent is RMB 50,586 (approximately $7,000) with a required security deposit of RMB 164,764 (approximately $23,000). In addition, Avalon Shanghai needs to pay monthly maintenance fees of RMB 4,336 (approximately $600). The term of the Beijing Office Lease is 12 months commencing on March 1, 2020 and expires on February 28, 2021. For the three months ended March 31, 2020, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $8,000. As of March 31, 2020, the future minimum rental payment required under this Beijing Office Lease is $85,301.

Operating Lease for General Business

In December 2019, the Company entered into a lease in New York, U.S., with a third party (the “New York Lease”). Pursuant to the New York Lease, the monthly rent is $6,000. The term of the New York Lease is 3 years commencing on January 1, 2020 and expires on December 31, 2022. For the three months ended March 31, 2020, rent expense related to the New York Lease amounted to $18,000.

Operating lease right-of-use asset related to the New York Lease is included in “Right-of-use asset, operating lease” and is included in the accompanying consolidated balance sheets. With respect to lease liability, operating lease liability is included in “Operating lease obligation” and “Operating lease obligation – noncurrent portion,” in the accompanying consolidated balance sheets. The Company’s leases as of December 31, 2019 did not meet the requirements to be recorded as a right-of-use asset and operating lease obligation as they were immaterial and less than 12 months in term.

Supplemental cash flow information related to the New York lease for the three months ended March 31, 2020 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$-
Right-of-use asset obtained in exchange for lease obligation:
Operating lease	$185,401

Supplemental balance sheet information related to the New York Lease as of March 31, 2020 is as follows:

Operating Lease:
Operating lease right-of-use asset	$185,401

Current portion of operating lease liability	$88,379
Long-term operating lease liability	115,022
Total operating lease liability	$203,401

Weighted Average Remaining Lease Term (in years):
Operating lease	2.75

Weighted Average Discount Rate:
Operating lease	5.0%

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases (continued)

The following table summarizes the maturity of lease liability under the New York Lease as of March 31, 2020:

For the Year Ending March 31:	Operating Lease
2021	$72,000
2022	72,000
2023	54,000
2024 and thereafter	-
Total lease payments	198,000
Amount of lease payments representing interest	(12,599)
Total present value of operating lease liability	$185,401

Equity Investment Commitment

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within two years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.1 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.4 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of March 31, 2020, Avalon Shanghai has contributed RMB 4,100,000 (approximately $0.6 million) that was included in equity method investment on the accompanying consolidated balance sheets. Avalon Shanghai intends to use its present working capital together with borrowings from related party and equity raises to fund the project cost.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Joint Venture – AVAR BioTherapeutics (China) Co. Ltd. (continued)

Under AVAR Agreement, Arbele shall be responsible for the following:

●	Entering into a License Agreement with AVAR; and

●	Providing AVAR with research and development expertise pertaining to clinical laboratory medicine when hired by AVAR.

As of March 31, 2020, Avactis has paid $800,000 to Arbele as research and development fee, and AVAR is in process of being established and the License Agreement has not been finalized.

Line of Credit Agreement

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), a significant shareholder and director of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of March 31, 2020, $2,900,000 was outstanding under the Line of Credit.

NOTE 14 – SUBSEQUENT EVENTS

On April 1, 2020, the Company entered into a Subscription Agreement with WLM Limited (“WLM”), an entity owned by Wenzhao “Daniel” Lu, Chairman of the Board of Directors of the Company, pursuant to which WLM purchased 645,161 shares of the Company’s common stock at a price per share of $1.55 for an aggregate purchase price of $1,000,000. The closing occurred on April 1, 2020.

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”). From April 1, 2020 to May 13, 2020, Jefferies sold an aggregate of 925,867 shares of common stock at an average price of $1.81 per share to investors. The Company received net cash proceeds of $1,623,588, net of commission paid for sales agent of $50,214.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2020 and 2019 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 6, 2020. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Impact of Coronavirus (“COVID-19”) on our Operations, Financial Condition, Liquidity and Results of Operations

The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or us, may determine are needed.

Our general development operations have continued during the COVID-19 pandemic and we have not had significant disruption. However, we are uncertain if the COVID-19 pandemic will impact future operations at our laboratory, or our ability to collaborate with other laboratories and universities. In addition, we are unsure if the COVID-19 pandemic will impact future clinical trials.

We have experienced reduced rental income at our commercial real estate facility in Freehold, New Jersey. Some tenants have asked for rent abatement or rent deferment. We are unsure of the short and long term financial impact of COVID -19 on our ability to collect rental income or on our overall building occupancy rate.

We have limited cash available to fund planned operations and although we have other sources of capital described below under “Liquidity and Capital Resources,” management continues to pursue various financing alternatives to fund our operations so we can continue as a going concern. However, the COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements but the ultimate impact of the COVID-19 pandemic on our ability to raise additional capital is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak and new information which may emerge concerning the severity of the COVID-19 pandemic. We may not be able to raise sufficient additional capital and may tailor our operations based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful. Further, there is no assurance that capital available to us in any future financing will be on acceptable terms.

Overview

We are a clinical-stage, vertically-integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy and exosome technology. We also provide strategic advisory and outsourcing services to facilitate and enhance our clients’ growth, development, as well as competitiveness in healthcare and CellTech industry markets.  Through our subsidiary structure with unique integration of verticals from innovative R&D to automated bioproduction and accelerated clinical development, we are establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEXTM), and regenerative therapeutics.

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

On July 22, 2019, Avalon established a strategic partnership with GE Healthcare in order to accelerate Avalon’s standardization, automation and bio-production for clinical-grade CAR-T cells and other immune-effector cells for cellular immunotherapy, as well as exosomes/extracellular vesicles-based regenerative therapeutics. This partnership combines GE Healthcare’s renowned expertise in the design and development of innovative bio-manufacturing technologies and Avalon’s scientific and clinical expertise for the cellular medicine industry. The Company expects to execute on the complete development lifecycle from innovation through bio-production to the delivery and management of treatment at hospitals for patients. Under this partnership, it is expected that both Avalon and GE Healthcare will strategically establish automated and standardized GMP cell production capabilities.

We generated revenue by providing medical related consulting services in advanced areas of immunotherapy and second opinion/referral services through our wholly-owned subsidiary Avalon (Shanghai) Healthcare Technology Co., Ltd., or Avalon Shanghai. We also own and operate rental commercial real property in New Jersey, where we are headquartered. We discontinued sales of exosome isolation systems in China and the United States through our joint venture Genexosome Technologies, Inc. However, we are actively developing other unrelated proprietary exosome related products for sale or licensure.

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

Revenue Recognition

We recognize revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

We have determined that the ASC 606 does not apply to rental contracts, which are within the scope of other revenue recognition accounting standards.

Rental income from operating leases is recognized on a straight-line basis under the guidance of ASC 842. Lease payments under tenant leases are recognized on a straight-line basis over the term of the related leases. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payments are included in rent receivable on the consolidated balance sheets.

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

Recent Accounting Standards

For details of applicable new accounting standards, please, refer to Recent Accounting Standards in Note 3 of our unaudited condensed consolidated financial statements accompanying this report.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019

Revenues

For the three months ended March 31, 2020, we had real property rental revenue of $296,956, as compared to $266,626 for the three months ended March 31, 2019, an increase of $30,330, or 11.4%. The increase was primarily attributable to the increase of tenants in the first quarter of 2020. We expect that our revenue from real property rent will decrease in the near future.

For the three months ended March 31, 2020, we did not have any medical related consulting services revenue since there was no demand for our consulting service from our related parties and there was no order for our medical related consulting services from third party in the period. Although we maintain close working relationships with our related parties, the consulting agreements with our related parties expired as of December 31, 2019. There was no order from related party and third party customers in the first quarter of 2020. Currently, we are negotiating with our potential customers and consulting services agreements are not finalized. For the three months ended March 31, 2019, we had medical related consulting services revenue from related parties of $14,260.

For the three months ended March 31, 2020, we did not have any revenue from contract services through performing development services for hospitals and other customers and sales of developed products to hospitals and other customers. For the three months ended March 31, 2019, we had revenue from contract services through performing development services for hospitals and other customers and sales of developed products to hospitals and other customers of $3,278. Feedback received from our research partners is that our exosome isolation system does not produce consistent results and does not deliver high exosome yields and concentrations and needs revision. We have discontinued sales of our exosome isolation system product. However, we are actively developing other unrelated proprietary exosome related products for sale or licensure.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended March 31, 2020, our real property operating expenses amounted to $254,501, as compared to $230,759 for the three months ended March 31, 2019, an increase of $23,742, or 10.3%. The increase was mainly due to an increase in real property repairs and maintenance expenses of approximately $12,000, and an increase in other miscellaneous items of approximately $12,000.

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

For the three months ended March 31, 2019, costs of medical related consulting services amounted to $13,091. There were no comparative revenue and related costs of revenue from our medical related consulting services for the three months ended March 31, 2020 since there was no demand for our consulting service from our related parties in the period and there was no order for our medical related consulting services from third party.

Costs of development services and sales of developed products include inventory costs, materials and supplies costs, internal labor and related benefits, depreciation, other overhead costs and shipping and handling costs incurred.

For the three months ended March 31, 2019, costs of development services for hospitals and other customers and sales of developed products to hospitals and other customers amounted to $30,307. Since we lost our customers, we had neither revenue nor cost of revenue from this segment in the first quarter of 2020.

Real Property Operating Income

Our real property operating income for the three months ended March 31, 2020 was $42,455, representing an increase of $6,588, or 18.4%, as compared to $35,867 for the three months ended March 31, 2019. The increase was mainly attributable to the increase in rental revenue resulting from the increase of tenants as described above. We expect our real property operating income will decrease in the near future since some tenants asked for rent abatement or rent deferment in subsequent period. We are unsure of the short and long term financial impact of COVID -19 on our ability to collect rental income or on our overall building occupancy rate.

Gross Profit from Medical Related Consulting Services and Gross Margin

We did not generate any gross profit from medical related consulting services in the three months ended March 31, 2020. Our gross profit from medical related consulting services for the three months ended March 31, 2019 was $1,169, with a gross margin of 8.2%.

Gross Loss from Development Services and Sales of Developed Products and Gross Margin

We did not generate any gross profit from development services and sales of developed products in the three months ended March 31, 2020. Our gross loss from development services and sales of developed products for the three months ended March 31, 2019 was $27,029, with a gross margin of (824.6)%.

Other Operating Expenses

For the three months ended March 31, 2020 and 2019, other operating expenses consisted of the following:

	Three Months Ended March 31,
	2020	2019
Professional fees	$1,553,698	$1,468,226
Compensation and related benefits	1,128,468	2,100,155
Research and development	275,402	152,460
Advertising expenses	70,903	244,600
Amortization	-	81,893
Travel and entertainment	73,580	187,436
Other general and administrative	162,596	240,550
	$3,264,647	$4,475,320

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to being a public company. For the three months ended March 31, 2020, professional fees increased by $85,472, or 5.8%, as compared to the three months ended March 31, 2019. The increase was mainly attributable to an increase in an increase in legal services fee of approximately $386,000 which is primarily attributable to we intend to vigorously defend against legal action and pursue all available legal remedies as disclosed elsewhere in this report, and an increase in investor relations service charges of approximately $214,000 as a result of the increase in use of investor relations service providers, offset by a decrease in consulting fees of approximately $493,000 mainly due to the decrease in stock-based consulting fees, and a decrease in other miscellaneous items of approximately $22,000. We expect that our professional fees will remain in its current quarterly level with minimal increase in the near future.

●	For the three months ended March 31, 2020, compensation and related benefits decreased by $971,687, or 46.3%, as compared to the three months ended March 31, 2019. The significant decrease was primarily attributable to a decrease in stock-based compensation of approximately $964,000 which reflected the value of options granted and vested to our management. We expect that our compensation and related benefits will remain at its current quarterly level in the rest of 2020.

●	For the three months ended March 31, 2020, research and development expenses increased by $122,942, or 80.6%, as compared to the three months ended March 31, 2019. The increase was primarily due to the increased research and development activities incurred. We expect our research and development expenses will continue to increase in the near future.

●	For the three months ended March 31, 2020, advertising expenses decreased by $173,697 or 71.0% as compared to the three months ended March 31, 2019. The decrease was primarily due to decreased advertising activities incurred. We expect that our advertising expenses will remain at its current quarterly level with minimal increase in the near future.

●

For the three months ended March 31, 2020, amortization expense from intangible assets decreased by $81,893, or 100.0%, as compared to the three months ended March 31, 2019. At the end of September 2019, our intangible assets were impaired to zero and therefore, no amortization expense was recorded related to intangible assets in the first quarter of 2020.

●	For the three months ended March 31, 2020, travel and entertainment expense decreased by $113,856, or 60.7%, as compared to the three months ended March 31, 2019. The decrease was mainly due to decreased business travel activities and decreased entertainment expenditure resulting from COVID-19. In the first quarter of 2020, the spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, such as, cease traveling to non-essential jobs and curtail all unnecessary travel, and stay at home as much as possible.

●	Other general and administrative expenses mainly consisted of Directors and Officers Liability Insurance, NASDAQ listing fee, academic sponsorship, and other miscellaneous items. For the three months ended March 31, 2020, other general and administrative expenses decreased by $77,954, or 32.4%, as compared to the three months ended March 31, 2019, which was mainly due to a decrease in academic sponsorship expenditure of approximately $95,000, offset by an increase in other miscellaneous items of approximately $17,000.

Loss from Operations

As a result of the foregoing, for the three months ended March 31, 2020, loss from operations amounted to $3,222,192, as compared to $4,465,313 for the three months ended March 31, 2019, a decrease of $1,243,121, or 27.8%.

Other Income (Expense)

Other income (expense) mainly includes interest expense and loss from equity-method investment.

Other expense, net, totaled $48,589 for the three months ended March 31, 2020, as compared to $39,616 for the three months ended March 31, 2019, an increase of $8,973, or 22.6%, which was primarily attributable to an increase in interest expense of approximately $15,000, offset by a decrease in loss from equity-method investment of approximately $4,000 and an increase in other income of approximately $2,000,

Income Taxes

We did not have any income taxes expense for the three months ended March 31, 2020 and 2019 since we incurred losses in the periods.

Net Loss

As a result of the factors described above, our net loss was $3,270,781 for the three months ended March 31, 2020, as compared to $4,504,929 for the three months ended March 31, 2019, a decrease of $1,234,148 or 27.4%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $3,270,781 or $(0.04) per share (basic and diluted) for the three months ended March 31, 2020, as compared with $4,405,816, or $(0.06) per share (basic and diluted) for the three months ended March 31, 2019, a change of $1,135,035 or 25.8%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Genexosome, Avactis, and Exosome, is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing Genexosome, is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $22,066 and a foreign currency translation gain of $43,482 for the three months ended March 31, 2020 and 2019, respectively. This non-cash loss/gain had the effect of increasing/decreasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $3,292,847 and $4,461,447 for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

The occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect the Company’s operations. Efforts to contain the spread of the coronavirus have intensified, including social distancing, travel bans and quarantine, and these are likely to negatively impact our tenants, employees and consultants. These, in turn, will not only impact our operations, financial condition and demand for our medical related consulting services but our overall ability to react timely to mitigate the impact of this event. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact our business for the year of 2020.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2020 and December 31, 2019, we had cash balance of approximately $635,000 and $765,000, respectively. These funds are kept in financial institutions located as follows:

Country:	March 31, 2020		December 31, 2019
United States	$312,818	49.2%	$371,929	48.6%
China	322,453	50.8%	392,962	51.4%
Total cash	$635,271	100.0%	$764,891	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2019 to March 31, 2020:

	March 31,	December 31,	Changes in
	2020	2019	Amount	Percentage
Working capital deficit:
Total current assets	$1,348,441	$1,571,095	$(222,654)	(14.2)%
Total current liabilities	3,033,090	2,835,463	197,627	7.0%
Working capital deficit	$(1,684,649)	$(1,264,368)	$(420,281)	33.2%

Our working capital deficit increased by $420,281 to $1,684,649 at March 31, 2020 from $1,264,368 at December 31, 2019. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $130,000, a decrease in accounts receivable – related party of approximately $88,000, an increase in accrued professional fees of approximately $182,000, an increase in accrued liabilities and other payables of approximately $69,000, an increase in operating lease obligation of approximately $88,000, offset by a decrease in accrued research and development fees of $175,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following summarizes the key components of our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(1,998,796)	$(1,422,311)
Net cash used in investing activities	-	(87,371)
Net cash provided by financing activities	1,874,877	1,000,000
Effect of exchange rate on cash	(5,701)	26,686
Net decrease in cash	$(129,620)	$(482,996)

Net cash flow used in operating activities for the three months ended March 31, 2020 was $1,998,796, which primarily reflected our consolidated net loss of approximately $3,271,000, and the changes in operating assets and liabilities, primarily consisting of an increase in prepaid expenses and other current assets of approximately $97,000, offset by a decrease in accounts receivable – related party of approximately $86,000, and the non-cash items adjustment primarily consisting of depreciation and amortization of approximately $77,000, and stock-based compensation and service expense of approximately $1,189,000.

Net cash flow used in operating activities for the three months ended March 31, 2019 was $1,422,311, which primarily reflected our consolidated net loss of approximately $4,505,000, offset by the changes in operating assets and liabilities, primarily consisting of a decrease in prepaid expenses and other current assets of approximately $194,000, an increase in accrued liabilities and other payables of approximately $415,000, and the add-back of non-cash items mainly consisting of depreciation and amortization of approximately $139,000, and stock-based compensation and service expense of approximately $2,273,000.

We expect our cash used in operating activities to increase due to the following:

●	the development and commercialization of new products;

●	an increase in professional staff and services; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

There were no investing activities during the three months ended March 31, 2020.

Net cash flow used in investing activities was $87,371 for the three months ended March 31, 2019. During the three months ended March 31, 2019, we made payment for purchase of property and equipment of approximately $76,000 and made payment for improvement of commercial real estate of approximately $11,000.

Net cash flow provided by financing activities was $1,874,877 for the three months ended March 31, 2020 as compared to $1,000,000 for the three months ended March 31, 2019. During the three months ended March 31, 2020, we received proceeds from related party borrowings of $300,000 and net proceeds from equity offering of approximately $1,575,000 (net of cash paid for commission of approximately $49,000). During the three months ended March 31, 2019, we received proceeds from note payable – related party of $1,000,000.

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

In the third quarter of 2019, we had secured a $20 million credit facility (Line of Credit) provided by our Chairman, Wenzhao Lu.  The unsecured credit facility bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. The note is not convertible to equity. As of March 31, 2020, the total principal amount outstanding under the Credit Line was $2.9 million and we have approximately $17.1 million remaining available under the Line Credit.

On December 13, 2019, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. As of April 6, 2020, the aggregate market value of our outstanding common stock held by non-affiliates, or public float, was $39,564,237, based on 23,691,160 shares of our outstanding common stock that were held by non-affiliates on such date and a price of $1.67 per share, which was the price at which our common stock was last sold on The Nasdaq Capital Market on February 19, 2020 (a date within 60 days of the date hereof), calculated in accordance with General Instruction I.B.6 of Form S-3. We have not offered any securities pursuant to General Instruction I.B.6 of Form S-3 in the 12 calendar months preceding the date of this prospectus supplement. We filed a prospectus supplement to amend and supplement the information in our prospectus and original prospectus supplement based on the amount of securities that we are eligible to sell under General Instruction I.B.6 of Form S-3. After giving effect to the $13,000,000 offering limit imposed by General Instruction I.B.6 of Form S-3, we may offer and sell additional shares of our common stock having an aggregate offering price of up to $13,000,000 from time to time through Jefferies acting as our sales agent in accordance with the terms of the sales agreement.

We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations through cash available under our Credit Line and sales of equity through our Sales Agreement. Other than funds received from the sale of our equity and advances from our related party, and cash resource generating from our operations, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. Therefore, our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2020, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating lease commitment	$290,060	$175,038	$115,022	$-	$-
Acquisition consideration	100,000	100,000	-	-	-
Borrowings from related party (principal)	3,490,000	-	3,490,000	-	-
Accrued interest – related party	91,363	91,363	-	-	-
Epicon equity investment obligation	833,051	833,051	-	-	-
AVAR joint venture commitment	10,805,975	100,000	5,705,975	5,000,000	-
Total	$15,610,449	$1,299,452	$9,310,997	$5,000,000	$-

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended March 31, 2020 and 2019, we had an unrealized foreign currency translation loss of approximately $22,000 and an unrealized foreign currency translation gain of approximately $43,000, respectively, because of changes in the exchange rate.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2020, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of March 31, 2020 due to the significant deficiencies which aggregate to a material weakness and was previously reported in our Form 10-K Annual Report for the year ended December 31, 2019 (“2019 10-K”), that have not yet been remediated.

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

On October 25, 2017, Genexosome entered into and closed a Stock Purchase Agreement with Beijing Genexosome and Yu Zhou, MD, PhD, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000 of which $100,000 is still owed. Further, on October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Dr. Zhou, pursuant to which we acquired all assets, including all intellectual property and the exosome separation system, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, Genexosome paid Dr. Zhou $876,087 in cash, transferred 500,000 shares of common stock of us to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of Genexosome.   Further, we had not been able to realize the financial projections provided by Dr. Zhou for the sale of the separation systems which were provided to us at the time of the acquisition and we have decided to impair the intangible asset associated with this acquisition to zero.  Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019.   Further, on October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, us and Genexosome with various claims against us and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016  and violation of Ohio Uniform Trade Secrets Act.  Research Institute is seeking monetary damages, injunctive relief, exemplary damages, injunctive relief and other equitable relief. The case number is 2:19-cv-4574.  We intend to vigorously defend against this action and pursue all available legal remedies.  While there can be no assurances, we believe it has substantial legal and factual defenses to the Research Institute’s claims.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Shares Issued for Services

During the first quarter of 2020, we issued a total of 222,577 shares of our common stock for services rendered and to be rendered. The shares of common stock were issued under the 2019 Incentive Stock Plan. These shares were valued at $213,300, the fair market values on the grant dates using the reported closing share prices on the dates of grant and we recorded stock-based compensation expense of $156,093 for the quarter ended March 31, 2020 and recorded prepaid expense of $57,207 as of March 31, 2020 which will be amortized over the rest of corresponding service periods.

Common Shares Sold for Cash

On April 1, 2020, we entered into a Subscription Agreement with WLM Limited (“WLM”), an entity owned by Wenzhao “Daniel” Lu, Chairman of the Board of Directors of us, pursuant to which WLM purchased 645,161 shares of our common stock at a price per share of $1.55 for an aggregate purchase price of $1,000,000. The closing occurred on April 1, 2020.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

1.1	Open Market Sale AgreementSM, dated as of December 13, 2019, by and between Avalon GloboCare Corp. and Jefferies LLC. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2019)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2016)

4.2†	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.5	Warranty Agreement between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.6	Form of Subscription Agreement between Avalon GloboCare Corp. and the October 2017 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

4.7	Form of Warrant to Boustead Securities, LLC in connection with the private placements (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 27, 2018)

4.8	Form of Warrant (April 2019) (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.2†	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2016)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership, as Seller, and Avalon GloboCare Corp., as Buyer dated as of December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2016)

10.4†	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li dated January 11, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2017)

10.5†	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.6†	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.7†	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.8†	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.12	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation) (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017)

10.13	Securities Purchase Agreement between Avalon GloboCare Corp. and Genexosome Technologies Inc. dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.14	Asset Purchase Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.15	Stock Purchase Agreement between Genexosome Technologies Inc., Beijing Jieteng (Genexosome) Biotech Co. Ltd. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.16†	Executive Retention Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.18†	Director Agreement by and between Avalon GloboCare Corp. and Wilbert J. Tauzin II dated November 1, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.19	Agreement between Avalon GloboCare Corp. and Tauzin Consultants, LLC dated November 1, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.20†	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated April 3, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.21 †	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 3, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.22	Advisory Service Contract between Ludaopei Hematology Research Institute Co., Ltd. and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 1, 2018 (English translation) (Incorporated by reference to that Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 19, 2018)

10.23	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the April 2018 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2018)

10.24	Supplementary Agreement Related to Share Subscription by and between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang dated April 23, 2018 (English translation) (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

10.25	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated May 3, 2018 (English translation) (incorporated by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018)

10.26†	Director Agreement by and between Avalon GloboCare Corp. and Tevi Troy dated June 4, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.27	Joint Venture Agreement by and between Avalon (Shanghai) Healthcare Technology Co., Ltd. and Jiangsu Unicorn Biological Technology Co., Ltd. dated May 29, 2018 (English translation) (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.28†	Director Agreement by and between Avalon GloboCare Corp. and William Stilley, III dated July 5, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2018)

10.29†	Director Agreement by and between Avalon GloboCare Corp. and Steven A. Sanders dated July 30, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2018)

10.30	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated August 3, 2018 (English translation) (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.31	Strategic Partnership Agreement between Avalon GloboCare Corp. and Weill Cornell Medical College of Cornell University dated August 6, 2018 (incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.32	Equity Joint Venture Agreement by and between Avactis Biosciences, Inc., a wholly-owned subsidiary of Avalon GloboCare Corp., and Arbele Limited for the establishment of AVAR (China) BioTherapeutics Ltd. dated October 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

10.33	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated January 3, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.34	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated January 3, 2019 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.35	Letter Agreement by and between Avalon (Shanghai) Healthcare Technology Co. Ltd. and Meng Li dated January 3, 2019 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.36	Promissory Note issued to Daniel Lu dated Mach 18, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2019)

10.37†	Director Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.38†	Director Agreement by and between Avalon GloboCare Corp. and Yue “Charles” Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.39	Form of Securities Purchase Agreement dated April 25, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

10.40	Revolving Line of Credit Agreement dated as of August 29, 2019 between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated August 29, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019)

10.41	Form of Warrant Redemption and Cancellation Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.42	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated February 20, 2020 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.43	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated February 20, 2020 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.44	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 20, 2020 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 20, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.
(Registrant)

Date: May 14, 2020	By:	/s/ David K. Jin
David K. Jin
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)