Form 10-Q
period 2020-06-30
Avalon GloboCare Corp.
filed 2020-08-07
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AVCO	The NASDAQ Capital Market

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 7, 2020
Common Stock, $0.0001 par value per share	80,068,477 shares

AVALON GLOBOCARE CORP.

FORM 10-Q

June 30, 2020

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,249,101	$764,891
Accounts receivable	-	4,710
Accounts receivable - related party	-	215,418
Rent receivable	44,220	23,759
Deferred financing costs	271,147	311,177
Prepaid expenses and other current assets	267,220	251,140

Total Current Assets	1,831,688	1,571,095

NON-CURRENT ASSETS:
Rent receivable - noncurrent portion	98,613	99,235
Right-of-use asset, operating lease	169,578	-
Property and equipment, net	519,898	601,425
Investment in real estate, net	7,655,076	7,735,680
Equity method investment	484,090	483,101

Total Non-current Assets	8,927,255	8,919,441

Total Assets	$10,758,943	$10,490,536

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$969,877	$1,243,190
Accrued research and development fees	507,646	650,000
Accrued payroll liability	373,551	373,083
Accrued liabilities and other payables	350,094	303,911
Accrued liabilities and other payables - related parties	270,766	187,042
Operating lease obligation	76,379	-
Tenants’ security deposit	79,180	78,237

Total Current Liabilities	2,627,493	2,835,463

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	99,199	-
Note payable - related party	390,000	590,000
Loan payable - related party	2,900,000	2,600,000

Total Non-current Liabilities	3,389,199	3,190,000

Total Liabilities	6,016,692	6,025,463

Commitments and Contingencies - (Note 13)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 80,108,887 shares issued and 79,588,887 shares outstanding at June 30, 2020; 76,730,802 shares issued and 76,210,802 shares outstanding at December 31, 2019	8,011	7,673
Additional paid-in capital	41,215,766	34,593,006
Less: common stock held in treasury, at cost; 520,000 shares at June 30, 2020 and December 31, 2019	(522,500)	(522,500)
Accumulated deficit	(35,689,100)	(29,361,937)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(276,504)	(257,747)
Total Avalon GloboCare Corp. stockholders’ equity	4,742,251	4,465,073
Non-controlling interest	-	-

Total Equity	4,742,251	4,465,073

Total Liabilities and Equity	$10,758,943	$10,490,536

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

REVENUES
Real property rental	$301,267	$264,889	$598,223	$531,515
Medical related consulting services - related party	-	111,434	-	125,694
Development services and sales of developed products	-	23,404	-	26,682
Total Revenues	301,267	399,727	598,223	683,891

COSTS AND EXPENSES
Real property operating expenses	272,764	192,676	527,265	423,435
Medical related consulting services - related party	-	95,375	-	108,466
Development services and sales of developed products	-	31,784	-	62,091
Total Costs and Expenses	272,764	319,835	527,265	593,992

REAL PROPERTY OPERATING INCOME	28,503	72,213	70,958	108,080
GROSS PROFIT FROM MEDICAL RELATED CONSULTING SERVICES	-	16,059	-	17,228
GROSS LOSS FROM DEVELOPMENT SERVICES AND SALES OF DEVELOPED PRODUCTS	-	(8,380)	-	(35,409)
Total Gross Profit	28,503	79,892	70,958	89,899

OTHER OPERATING EXPENSES:
Professional fees	1,561,650	792,486	3,115,348	2,260,712
Compensation and related benefits	1,054,052	2,100,178	2,182,520	4,200,333
Research and development expenses	161,101	949,711	436,503	1,102,171
Other general and administrative	254,527	581,269	561,606	1,335,748

Total Other Operating Expenses	3,031,330	4,423,644	6,295,977	8,898,964

LOSS FROM OPERATIONS	(3,002,827)	(4,343,752)	(6,225,019)	(8,809,065)

OTHER INCOME (EXPENSE)
Interest expense	-	(8,822)	-	(34,519)
Interest expense - related party	(42,469)	(12,639)	(84,638)	(14,583)
Change in fair value of warrants liabilities	-	461,493	-	461,493
Financing expense	-	(525,418)	-	(525,418)
Loss from equity method investment	(11,332)	(10,344)	(20,416)	(23,087)
Other income	246	659	2,910	1,427

Total Other Expense, net	(53,555)	(95,071)	(102,144)	(134,687)

LOSS BEFORE INCOME TAXES	(3,056,382)	(4,438,823)	(6,327,163)	(8,943,752)

INCOME TAXES	-	-	-	-

NET LOSS	$(3,056,382)	$(4,438,823)	$(6,327,163)	$(8,943,752)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(81,599)	-	(180,712)

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(3,056,382)	$(4,357,224)	$(6,327,163)	$(8,763,040)

COMPREHENSIVE LOSS:
NET LOSS	$(3,056,382)	$(4,438,823)	$(6,327,163)	$(8,943,752)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	3,309	(34,103)	(18,757)	9,379
COMPREHENSIVE LOSS	(3,053,073)	(4,472,926)	(6,345,920)	(8,934,373)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(79,699)	-	(180,010)
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(3,053,073)	$(4,393,227)	$(6,345,920)	$(8,754,363)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.04)	$(0.06)	$(0.08)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	78,887,380	75,183,354	77,799,722	74,437,336

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2020

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number of		Number of		Additional Paid-in	Number of		Accumulated	Statutory	Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2020	-	$-	76,730,802	$7,673	$34,593,006	(520,000)	$(522,500)	$(29,361,937)	$6,578	$(257,747)	$-	$4,465,073

Sale of common stock, net	-	-	980,358	98	1,539,153	-	-	-	-	-	-	1,539,251

Issuance of common stock for services	-	-	222,577	22	213,278	-	-	-	-	-	-	213,300

Stock-based compensation	-	-	-	-	785,350	-	-	-	-	-	-	785,350

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(22,066)	-	(22,066)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-	(3,270,781)	-	-	-	(3,270,781)

Balance, March 31, 2020	-	-	77,933,737	7,793	37,130,787	(520,000)	(522,500)	(32,632,718)	6,578	(279,813)	-	3,710,127

Sale of common stock, net	-	-	1,795,150	180	2,959,687	-	-	-	-	-	-	2,959,867

Issuance of common stock for services	-	-	380,000	38	398,692	-	-	-	-	-	-	398,730

Stock-based compensation	-	-	-	-	726,600	-	-	-	-	-	-	726,600

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	3,309	-	3,309

Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	-	(3,056,382)	-	-	-	(3,056,382)

Balance, June 30, 2020	-	$-	80,108,887	$8,011	$41,215,766	(520,000)	$(522,500)	$(35,689,100)	$6,578	$(276,504)	$-	$4,742,251

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2019

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number of		Number of		Additional Paid-in	Number of		Accumulated	Statutory	Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2019	-	$-	73,830,751	$7,383	$24,153,378	(520,000)	$(522,500)	$(11,291,776)	$6,578	$(236,860)	$(862,200)	$11,254,003

Issuance of common stock upon cashless exercise of stock warrants	-	-	350,856	35	(35)	-	-	-	-	-	-	-

Issuance of common stock upon cashless exercise of stock options	-	-	158,932	16	(16)	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	2,272,747	-	-	-	-	-	-	2,272,747

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	44,680	(1,198)	43,482

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	(4,405,816)	-	-	(99,113)	(4,504,929)

Balance, March 31, 2019	-	-	74,340,539	7,434	26,426,074	(520,000)	(522,500)	(15,697,592)	6,578	(192,180)	(962,511)	9,065,303

Stock-based compensation	-	-	-	-	1,524,139	-	-	-	-	-	-	1,524,139

Issuance of common stock for service	-	-	120,812	13	313,788	-	-	-	-	-	-	313,801

Sale of common stock	-	-	1,714,288	171	1,411,710	-	-	-	-	-	-	1,411,881

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(36,003)	1,900	(34,103)

Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	-	(4,357,224)	-	-	(81,599)	(4,438,823)

Balance, June 30, 2019	-	$-	76,175,639	$7,618	$29,675,711	(520,000)	$(522,500)	$(20,054,816)	$6,578	$(228,183)	$(1,042,210)	$7,842,198

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,327,163)	$(8,943,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	4,664	-
Depreciation and amortization	152,579	284,494
Amortization of straight-line rent receivable	16,910	-
Stock-based compensation and service expense	2,448,748	4,717,907
Loss from equity method investment	20,416	23,087
Loss on fixed asset disposal	2,628	-
Changes in warrants derivative liabilities	-	(461,493)
Allocated financing costs	-	525,418
Changes in operating assets and liabilities:
Accounts receivable	-	(92,113)
Accounts receivable - related party	213,274	-
Rent receivable	(36,749)	12,980
Prepaid expenses - related parties	-	34,629
Prepaid expenses and other current assets	(124,246)	378,996
Security deposit	-	100,000
Accrued liabilities and other payables	(386,734)	(500,934)
Accrued liabilities and other payables - related parties	83,828	3,186
Operating lease obligation	6,000	-
Tenants’ security deposit	943	(2,663)

NET CASH USED IN OPERATING ACTIVITIES	(3,924,902)	(3,920,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(140,400)
Improvement of commercial real estate	-	(10,588)
Additional investment in equity method investment	(28,437)	-

NET CASH USED IN INVESTING ACTIVITIES	(28,437)	(150,988)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from note payable - related party	-	1,000,000
Repayments of note payable - related party	(200,000)	-
Proceeds received from loan payable - related party	300,000	-
Proceeds received from offering	4,703,890	6,000,008
Disbursements for offering costs	(361,947)	(896,304)
Repayments of loan payable	-	(1,000,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,441,943	5,103,704

EFFECT OF EXCHANGE RATE ON CASH	(4,394)	116,559

NET INCREASE IN CASH	484,210	1,149,017

CASH - beginning of period	764,891	2,252,287

CASH - end of period	$1,249,101	$3,401,304

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$1,039

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$-	$25,896
Common stock issued for future services	$17,500	$-
Deferred financing costs in accrued liabilities	$33,025	$-

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

The Company is a clinical-stage, vertically-integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as Coronavirus (“COVID-19”) related diagnostics and therapeutics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth and development, as well as competitiveness in healthcare and CellTech industry markets.  Through its subsidiary structure with unique integration of verticals from innovative research and development (“R&D”) to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEXTM), and regenerative therapeutics.

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd., a British Virgin Island company. There was no activity for the subsidiary since its incorporation through June 30, 2020. Avalon (BVI) Ltd. is dormant and is in process of being dissolved.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Currently, Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of June 30, 2020, the occupancy rate of the building is 93.4%.

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

On June 13, 2019, the Company formed a wholly owned subsidiary, International Exosome Association LLC, a Delaware company. There was no activity for the subsidiary since its incorporation through June 30, 2020.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of June 30, 2020 are as follows:

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN CONDITION (continued)

Going Concern

The Company is a clinical-stage, vertically-integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as COVID-19 related diagnostics and therapeutics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth and development, as well as competitiveness in healthcare and CellTech industry markets.  The Company also develops related products for sale and licensure in the United States and the Peoples Republic of China. In addition, the Company owns commercial real estate that houses its headquarters in Freehold, New Jersey. The Company did not generate any revenue from medical related consulting services segment and development services and sales of developed products segment during the first half of 2020. These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $35,689,100 at June 30, 2020, and has incurred recurring net loss and negative cash flow from operating activities of $6,327,163 and $3,924,902 for the six months ended June 30, 2020, respectively. The Company has a limited operating history and its continued growth is dependent upon the re-commencing of medical consulting services which was completed in December 2019 to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey and performing development services for hospitals and other customers and sales of developed products to hospitals and other customers; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The occurrence of an uncontrollable event such as the COVID-19 pandemic had negatively impact on the Company’s operations. Some tenants have delayed on rent payment. Our general development operations have continued during the COVID-19 pandemic and we have not had significant disruption. However, we are uncertain if the COVID-19 pandemic will impact future operations at our laboratory, or our ability to collaborate with other laboratories and universities. In addition, we are unsure if the COVID-19 pandemic will impact future clinical trials. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact the Company’s business for the year of 2020.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the six months ended June 30, 2020 and 2019 include the allowance for doubtful accounts, the useful life of property and equipment and investment in real estate, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, rent receivable, deferred financing costs, prepaid expenses and other current assets, accrued liabilities and other payables, accrued liabilities and other payables – related parties, operating lease obligation, tenants’ security deposit, approximate their fair market value based on the short-term maturity of these instruments.

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

Cash and Cash Equivalents

A portion of the Company’s cash is maintained with state-owned banks within the PRC. Balances at state-owned banks within the PRC are covered by insurance up to RMB 500,000 (approximately $71,000) per bank. Any balance over RMB 500,000 per bank in PRC will not be covered. At June 30, 2020, cash balances held in the PRC are RMB 1,833,866 (approximately $260,000), of which, RMB 1,312,028 (approximately $186,000) was not covered by such limited insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At June 30, 2020, the Company’s cash balances in United States bank accounts had approximately $353,000 in excess of the federally-insured limits.

At June 30, 2020, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2020
United States	$989,549	79.2%
China	259,552	20.8%
Total cash	$1,249,101	100.0%

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2020 and December 31, 2019.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	6,980,000	5,070,000	6,980,000	5,070,000
Warrants	-	1,714,288	-	1,714,288
Potentially dilutive securities	6,980,000	6,784,288	6,980,000	6,784,288

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”). The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual period beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. The Company expects that the adoption will not have a material impact on the Company’s consolidated financial statements.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At June 30, 2020 and December 31, 2019, prepaid expenses and other current assets consisted of the following:

	June 30, 2020	December 31, 2019
Prepaid professional fees	$121,104	$153,478
Prepaid VAT on purchase	43,556	40,602
Security deposit	24,487	24,847
Prepaid NASDAQ listing fee	38,500	-
Other	39,573	32,213
	$267,220	$251,140

NOTE 5 – EQUITY METHOD INVESTMENT

As of June 30, 2020 and December 31, 2019, the equity method investment amounted to $484,090 and $483,101, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon Biotech Co., Ltd. (“Epicon”). Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and the other unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), accounted for 40% and 60% of the total ownership, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

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

For the three months ended June 30, 2020 and 2019, the Company’s share of Epicon’s net loss was $11,332 and $10,344, respectively, which was included in loss from equity-method investment in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2020 and 2019, the Company’s share of Epicon’s net loss was $20,416 and $23,087, respectively, which was included in loss from equity-method investment in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Activity recorded for the Company’s equity method investment in Epicon is summarized in the following table:

Equity investment carrying amount at January 1, 2020	$483,101
Payment made for equity method investment	28,437
Epicon’s net loss attributable to the Company	(20,416)
Foreign currency fluctuation	(7,032)
Equity investment carrying amount at June 30, 2020	$484,090

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	June 30, 2020	December 31, 2019
Current assets	$45,474	$77,272
Noncurrent assets	259,002	247,590
Current liabilities	7,136	324
Noncurrent liabilities	-	-
Equity	297,340	324,538

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENT (continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Loss from operation	28,458	25,861	51,169	57,717
Net loss	28,328	25,861	51,039	57,717

NOTE 6 – ACCRUED LIABILITIES AND OTHER PAYABLES

At June 30, 2020 and December 31, 2019, accrued liabilities and other payables consisted of the following:

	June 30, 2020	December 31, 2019
Accrued professional fees	$969,877	$1,243,190
Accrued research and development fees	507,646	650,000
Accrued payroll liability	373,551	373,083
Accrued directors’ compensation	107,500	115,000
Accounts payable	80,589	84,316
Accrued utilities	32,210	12,260
Accrued liability insurance premium	19,338	-
Other	110,457	92,335
	$2,201,168	$2,570,184

NOTE 7 – RELATED PARTY TRANSACTIONS

Medical Related Consulting Services Revenue from Related Parties and Accounts Receivable – Related Party

During the three and six months ended June 30, 2020 and 2019, medical related consulting services revenue from related parties was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Medical related consulting services provided to:
Beijing Daopei *	$-	$41,648	$-	$55,908
Shanghai Daopei *	-	14,180	-	14,180
Hebei Daopei *	-	55,606	-	55,606
	$-	$111,434	$-	$125,694

*	Beijing Daopei, Shanghai Daopei, and Hebei Daopei are subsidiaries of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

Accounts receivable – related party at June 30, 2020 and December 31, 2019 amounted to $0 and $215,418, respectively, and no allowance for doubtful accounts is deemed to be required on accounts receivable – related party at June 30, 2020 and December 31, 2019.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Accrued Liabilities and Other Payables – Related Parties

As of June 30, 2020 and December 31, 2019, the Company owed David Jin, its shareholder, chief executive officer, president and board member, $29,410 and $24,254, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

As of June 30, 2020 and December 31, 2019, the Company owed Meng Li, its shareholder and chief operating officer, $0 and $10,473, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

As of June 30, 2020 and December 31, 2019, the Company owed Luisa Ingargiola, its chief financial officer, $4,403 and $0, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

At June 30, 2020 and December 31, 2019, the Company owed Yu Zhou, director and former co-chief executive officer and 40% owner of Genexosome, of $3,121 for accrued travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

The Company acquired Beijing Genexosome for a cash payment of $450,000. As of June 30, 2020 and December 31, 2019, the unpaid acquisition consideration of $100,000, was payable to Yu Zhou, director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

As of June 30, 2020 and December 31, 2019, the accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, amounted to $133,832 and $49,194, respectively, and have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Borrowings from Related Party

Promissory Note

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and Chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022. The Company repaid principal of $410,000 and $200,000 in the third quarter of 2019 and second quarter of 2020, respectively. As of June 30, 2020 and December 31, 2019, the outstanding principal balance was $390,000 and $590,000, respectively.

Line of Credit

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), the largest shareholder and Chairman of the Board of Directors of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of June 30, 2020 and December 31, 2019, $2,900,000 and $2,600,000 was outstanding under the Line of Credit, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Borrowings from Related Party (continued)

Line of Credit (continued)

For the three months ended June 30, 2020 and 2019, the interest expense related to above borrowings amounted to $42,469 and $12,639, respectively, and has been included in interest expense – related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2020 and 2019, the interest expense related to above borrowings amounted to $84,638 and $14,583, respectively, and has been included in interest expense – related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2020 and December 31, 2019, the related accrued and unpaid interest for above borrowings was $133,832 and $49,194, respectively, and has been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Common Shares Sold to Related Party

On April 1, 2020, the Company sold 645,161 shares of its common stock to WLM Limited (“WLM”), an entity owned by Wenzhao Lu, Chairman of the Board of Directors of the Company, at a price per share of $1.55 for an aggregate purchase price of $1,000,000 (See Note 8 – Common Shares Sold for Cash).

Office Space from Related Party

Beijing Genexosome uses office space of a related party, free of rent, which is considered immaterial.

NOTE 8 – EQUITY

Common Shares Sold for Cash

On April 1, 2020, the Company entered into a Subscription Agreement with WLM, an entity owned by Wenzhao Lu, Chairman of the Board of Directors of the Company, pursuant to which WLM purchased 645,161 shares of the Company’s common stock at a price per share of $1.55 for an aggregate purchase price of $1,000,000. The closing occurred on April 1, 2020.

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company’s registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. During the six months ended June 30, 2020, Jefferies sold an aggregate of 2,130,347 shares of common stock at an average price of $1.74 per share to investors. The Company recorded net proceeds of $3,499,118, net of commission and other offering costs of $204,772.

Common Shares Issued for Services

During the six months ended June 30, 2020, the Company issued a total of 602,577 shares of its common stock for services rendered and to be rendered. The shares of common stock were issued under the 2019 Incentive Stock Plan. These shares were valued at $612,030, the fair market values on the grant dates using the reported closing share prices on the dates of grant and the Company recorded stock-based compensation expense of $594,530 for the six months ended June 30, 2020 and recorded prepaid expense of $17,500 as of June 30, 2020 which will be amortized over the rest of corresponding service periods.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – EQUITY (continued)

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at June 30, 2020:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2020	Weighted Average Exercise Price
$0.50	2,000,000	6.61	$0.50	2,000,000	$0.50
1.00 – 1.93	2,210,000	6.28	1.46	1,253,333	1.37
2.00 – 2.80	2,740,000	3.27	2.17	2,740,000	2.17
4.76	30,000	3.76	4.76	30,000	4.76
$0.50 – 4.76	6,980,000	5.18	$1.48	6,023,333	$1.46

Stock option activities for the six months ended June 30, 2020 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2020	5,260,000	$1.45
Granted	1,720,000	1.56
Terminated / Exercised	-	-
Outstanding at June 30, 2020	6,980,000	$1.48
Options exercisable at June 30, 2020	6,023,333	$1.46
Options expected to vest	956,667	$1.59

The aggregate intrinsic values of stock options outstanding and stock options exercisable at June 30, 2020 was $3,766,000 and $3,467,267, respectively.

The stock options granted during the six months ended June 30, 2020 were granted under the 2019 Stock Incentive Plan. The fair values of options granted during the six months ended June 30, 2020 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 137.42% - 139.58%, risk-free rate of 0.25% - 1.67%, annual dividend yield of 0% and expected life of 3.00 – 10.00 years. The aggregate fair value of the options granted during the six months ended June 30, 2020 was $2,644,161.

Stock-based compensation expense associated with stock options granted amounted to $726,600 and $1,524,139 for the three months ended June 30, 2020 and 2019, respectively.

Stock-based compensation expense associated with stock options granted amounted to $1,511,950 and $3,796,886 for the six months ended June 30, 2020 and 2019, respectively.

A summary of the status of the Company’s nonvested stock options granted as of June 30, 2020 and changes during the six months ended June 30, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2020	264,723	$2.00
Granted	1,720,000	1.56
Vested	(1,028,056)	(1.65)
Nonvested at June 30, 2020	956,667	$1.59

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

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai and Beijing Genexosome during the six months ended June 30, 2020 as they incurred net losses in the period.

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

The Company’s PRC subsidiaries’ net assets as of June 30, 2020 and December 31, 2019 did not exceed 25% of the Company’s consolidated net assets. Accordingly, the Parent Company’s condensed consolidated financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

NOTE 11 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2020	2019	2020	2019
A (Beijing Daopei, a related party)	*	14%	*	*
B (Hebei Daopei, a related party)	*	14%	*	*
C	28%	20%	29%	24%
D	17%	14%	17%	16%
E	14%	*	14%	*

*	Less than 10%

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at June 30, 2020, accounted for 78.7% of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at June 30, 2020.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – CONCENTRATIONS (continued)

Customers (continued)

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at December 31, 2019, accounted for 93.0% of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at December 31, 2019.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three and six months ended June 30, 2020. Four suppliers accounted for 10% or more of the Company’s purchase during the three and six months ended June 30, 2019.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at June 30, 2020, accounted for 93.6% of the Company’s total outstanding accounts payable at June 30, 2020.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2019, accounted for 90.8% of the Company’s total outstanding accounts payable at December 31, 2019.

NOTE 12 – SEGMENT INFORMATION

For the three and six months ended June 30, 2020 and 2019, the Company operated in three reportable business segments - (1) the real property operating segment, (2) the medical related consulting services segment, and (3) the performing development services for hospitals and other customers and sales of developed products to hospitals and other customers segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three and six months ended June 30, 2020 and 2019 was as follows:

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – SEGMENT INFORMATION (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Real property operations	$301,267	$264,889	$598,223	$531,515
Medical related consulting services - related parties	-	111,434	-	125,694
Development services and sales of developed products	-	23,404	-	26,682
Total	301,267	399,727	598,223	683,891
Costs and expenses
Real property operations	272,764	192,676	527,265	423,435
Medical related consulting services - related parties	-	95,375	-	108,466
Development services and sales of developed products	-	31,784	-	62,091
Total	272,764	319,835	527,265	593,992
Gross profit (loss)
Real property operations	28,503	72,213	70,958	108,080
Medical related consulting services - related parties	-	16,059	-	17,228
Development services and sales of developed products	-	(8,380)	-	(35,409)
Total	28,503	79,892	70,958	89,899
Other operating expenses
Real property operations	103,218	67,691	214,034	177,597
Medical related consulting services - related parties	175,891	60,943	331,126	240,071
Development services and sales of developed products	30,240	222,077	66,239	442,958
Corporate/Other	2,721,981	4,072,933	5,684,578	8,038,338
Total	3,031,330	4,423,644	6,295,977	8,898,964
Other income (expense)
Interest expense
Real property operations	-	(8,219)	-	(32,877)
Corporate/Other	(42,469)	(13,242)	(84,638)	(16,225)
Total	(42,469)	(21,461)	(84,638)	(49,102)
Other income (expense)
Real property operations	4	7	(931)	15
Medical related consulting services - related parties	(11,091)	(9,743)	(16,578)	(21,854)
Development services and sales of developed products	1	51	3	179
Corporate/Other	-	(63,925)	-	(63,925)
Total	(11,086)	(73,610)	(17,506)	(85,585)
Total other income (expense)	(53,555)	(95,071)	(102,144)	(134,687)
Net loss
Real property operations	74,711	3,690	144,007	102,379
Medical related consulting services - related parties	186,982	54,627	347,704	244,697
Development services and sales of developed products	30,239	230,406	66,236	478,188
Corporate/Other	2,764,450	4,150,100	5,769,216	8,118,488
Total	$3,056,382	$4,438,823	$6,327,163	$8,943,752

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – SEGMENT INFORMATION (continued)

Identifiable long-lived tangible assets at June 30, 2020 and December 31, 2019	June 30, 2020	December 31, 2019
Real property operating	$7,668,501	$7,750,743
Medical related consulting services	232,914	263,621
Development services and sales of developed products	273,559	322,741
Total	$8,174,974	$8,337,105

Identifiable long-lived tangible assets at June 30, 2020 and December 31, 2019	June 30, 2020	December 31, 2019
United States	$7,746,413	$7,839,093
China	428,561	498,012
Total	$8,174,974	$8,337,105

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and its property is not subject to, any material legal proceedings, except as set forth below.

On October 25, 2017, Genexosome entered into and closed a Stock Purchase Agreement with Beijing Genexosome and Yu Zhou, MD, PhD, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000, of which $100,000 is still owed. Further, on October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Dr. Zhou, pursuant to which the Company acquired all assets, including all intellectual property and exosome separation systems, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, Genexosome paid Dr. Zhou $876,087 in cash, transferred 500,000 shares of common stock of the Company to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of Genexosome.   Further, The Company had not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has decided to impair the intangible asset associated with this acquisition to zero.  Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019.   Further, on October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016  and violation of Ohio Uniform Trade Secrets Act.  Research Institute is seeking monetary damages, injunctive relief, exemplary damages, injunctive relief and other equitable relief. The Company intends to vigorously defend against this action and pursue all available legal remedies.  The civil case against Avalon is stayed pending resolution of the criminal proceedings against Dr. Zhou and Li Chen, and while there can be no assurances, the Company believes it has substantial legal and factual defenses to the Research Institute’s claims and the likelihood of any findings of liability for the Company cannot be assessed at this time.

Operating Leases

Beijing Genexosome Office Lease

On February 28, 2020, Beijing Genexosome signed an agreement to lease its office space under operating lease. Pursuant to the signed lease, monthly rent is RMB 833 (approximately $120) with a required security deposit of RMB 5,000 (approximately $700). The term of the lease is 13 months commencing on March 15, 2020 and expires on April 14, 2021 with one month of free rent. The total rent is RMB 10,000 (approximately $1,400) and paid in full in March 2020. For the three and six months ended June 30, 2020, rent expense related to the lease amounted to $328 and $383, respectively. As of June 30, 2020, the future minimum rental payment required under this operating lease is $1,034.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases (continued)

Avalon Shanghai Office Lease

On February 24, 2020, Avalon Shanghai entered into a lease for office space in Beijing, China, with a third party (the “Beijing Office Lease”). Pursuant to the Beijing Office Lease, the monthly rent is RMB 50,586 (approximately $7,000) with a required security deposit of RMB 164,764 (approximately $23,000). In addition, Avalon Shanghai needs to pay monthly maintenance fees of RMB 4,336 (approximately $600). The term of the Beijing Office Lease is 12 months commencing on March 1, 2020 and expires on February 28, 2021. For the three and six months ended June 30, 2020, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $23,000 and $31,000, respectively. As of June 30, 2020, the future minimum rental payment required under this Beijing Office Lease is $62,185.

Operating Lease for General Business

In December 2019, the Company entered into a lease in New York, U.S., with a third party (the “New York Lease”). Pursuant to the New York Lease, the monthly rent is $6,000. The term of the New York Lease is 3 years commencing on January 1, 2020 and expires on December 31, 2022. For the three and six months ended June 30, 2020, rent expense related to the New York Lease amounted to $18,000 and $36,000, respectively.

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

Supplemental cash flow information related to the New York lease for the six months ended June 30, 2020 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$30,000
Right-of-use asset obtained in exchange for lease obligation:
Operating lease	$169,578

Supplemental balance sheet information related to the New York Lease as of June 30, 2020 is as follows:

Operating Lease:
Operating lease right-of-use asset	$169,578

Current portion of operating lease liability	$76,379
Long-term operating lease liability	99,199
Total operating lease liability	$175,578

Weighted Average Remaining Lease Term (in years):
Operating lease	2.5

Weighted Average Discount Rate:
Operating lease	5.0%

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases (continued)

The following table summarizes the maturity of lease liability under the New York Lease as of June 30, 2020:

For the Year Ending June 30:	Operating Lease
2021	$72,000
2022	72,000
2023	36,000
2024 and thereafter	-
Total lease payments	180,000
Amount of lease payments representing interest	(10,422)
Total present value of operating lease liability	$169,578

Equity Investment Commitment

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within five years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.1 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.4 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of June 30, 2020, Avalon Shanghai has contributed RMB 4,300,000 (approximately $0.6 million) that was included in equity method investment on the accompanying consolidated balance sheets. Avalon Shanghai intends to use its present working capital together with borrowings from related party and equity raises to fund the project cost.

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

As of June 30, 2020, Avactis has paid $900,000 to Arbele as research and development fee, and License Agreement has not been finalized.

Line of Credit Agreement

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), a significant shareholder and director of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of June 30, 2020, $2,900,000 was outstanding under the Line of Credit.

NOTE 14 – SUBSEQUENT EVENTS

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”). From July 1, 2020 to August 5, 2020, Jefferies sold an aggregate of 479,590 shares of common stock at an average price of $1.83 per share to investors. The Company received net cash proceeds of $852,069, net of commission paid for sales agent of $26,353.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 6, 2020. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Impact of COVID-19 on our Operations, Financial Condition, Liquidity and Results of Operations

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

The occurrence of COVID-19 pandemic had negatively impact on our operations. Some tenants have delayed on rent payment. Our general development operations have continued during the COVID-19 pandemic and we have not had significant disruption. However, we are uncertain if the COVID-19 pandemic will impact future operations at our laboratory, or our ability to collaborate with other laboratories and universities. In addition, we are unsure if the COVID-19 pandemic will impact future clinical trials. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact the Company’s business for the year of 2020.

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

Overview

We are a clinical-stage, vertically-integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as COVID-19 related diagnostics and therapeutics. We also provide strategic advisory and outsourcing services to facilitate and enhance our clients’ growth and development, as well as competitiveness in healthcare and CellTech industry markets.  Through our subsidiary structure with unique integration of verticals from innovative R&D to automated bioproduction and accelerated clinical development, we are establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEXTM), and regenerative therapeutics.

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

Avalon’s downstream medical team and facility consists of top-rated affiliated hospital network and experts specialized in hematology, oncology, cellular immunotherapy, hematopoietic stem/progenitor cell transplant, as well as regenerative therapeutics. Our major clinical programs include:

•	AVA-001: Avalon has initiated its first-in-human clinical trial of CD19 CAR-T candidate, AVA-001 in August 2019 at the Hebei Yanda Lu Daopei Hospital and Beijing Lu Daopei Hospital in China (the world’s single largest CAR-T treatment network with over 600 patients being treated with CAR-T) for the indication of relapsed/refractory B-cell acute lymphoblastic leukemia and non-Hodgkin Lymphoma. The AVA-001 candidate (co-developed with China Immunotech Co. Ltd) is characterized by the utilization of 4-1BB (CD137) co-stimulatory signaling pathway, conferring a strong anti-cancer activity during pre-clinical study. It also features a shorter bio-manufacturing time which leads to advantage of prompt treatment to patients with these dreadful hematologic malignancies. Avalon has plans to recruit 20 patients (under registered clinical trial NCT03952923) for safety and efficacy studies.

•	AVA-101: Avalon’s transposon-based, multi-targeted CAR-T candidate, AVA-101 (co-developed with Arbele Corp.) will enter pre-clinical process development and validation phase. AVA-101 features non-viral, transposon-engineered CAR-T with multiple anti-cancer targets, as well as possessing molecular safety-switch mechanism to minimize the side effects, such as cytokine release syndrome and neurotoxicity, often associated with conventional CAR-T cellular therapy. Following the pre-clinical process development and validation phase, Avalon anticipates that it intends to pursue first-in-human clinical study of this next generation of potentially more effective and safer CAR-T candidate.

•	ACTEX™: Stem cell-derived Avalon Clinical-grade Tissue-specific Exosomes (ACTEX™) is one of the core technology platforms that has been co-developed by Avalon GloboCare and Weill Cornell Medicine. The Company formed a strategic partnership with HydroPeptide, LLC, a leading epigenetics skin care company, to engage in co-development and commercialization of a series of clinical-grade, exosome-based cosmeceutical and orthopedic products. As part of this agreement, the Company signed a three-way Material Transfer Agreement between Avalon GloboCare, HydroPeptide and Weill Cornell Medicine.

•	FLASH-CAR™: The Company advanced its next generation immune cell therapy using FLASH-CAR™ technology co-developed with the Company’s strategic partner Arbele Limited. The adaptable FLASH-CAR™ platform can be used to create personalized cell therapy from a patient’s own cells, as well as off-the-shelf cell therapy from a universal donor.

•	AVA-Trap™: Avalon’s AVA-Trap™ therapeutic program plans to enter animal model testing followed by expedited clinical studies with the goal of providing an effective therapeutic option to combat COVID-19 and other life-threatening conditions involving cytokine storms. The Company initiated a sponsored research and co-development project with Massachusetts Institute of Technology (MIT) led by Professor Shuguang Zhang as Principal Investigator in May 2019. Using the unique QTY code protein design platform, six water-soluble variant cytokine receptors have been successfully designed and tested to show binding affinity to the respective cytokines.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

Revenues

For the three months ended June 30, 2020, we had real property rental revenue of $301,267, as compared to $264,889 for the three months ended June 30, 2019, an increase of $36,378, or 13.7%. For the six months ended June 30, 2020, we had real property rental revenue of $598,223, as compared to $531,515 for the six months ended June 30, 2019, an increase of $66,708, or 12.6%. The increase was primarily attributable to the increase of tenants in the first half of 2020. We expect that our revenue from real property rent will remain in its current quarterly level with minimal decrease in the near future. We are unsure of the short and long term financial impact of COVID -19 on our ability to collect rental income or on our overall building occupancy rate.

For the three and six months ended June 30, 2020, we did not have any medical related consulting services revenue since there was no demand for our consulting service from our related parties and there was no order for our medical related consulting services from third party in the periods. Although we maintain close working relationships with our related parties, the consulting agreements with our related parties expired as of December 31, 2019. There was no order from related party and third party customers in the first half of 2020. Currently, we are negotiating with our potential customers and expect to enter consulting services agreements by the end of August 2020. For the three and six months ended June 30, 2019, we had medical related consulting services revenue from related parties of $111,434 and $125,694, respectively.

For the three and six months ended June 30, 2020, we did not have any revenue from contract services through performing development services for hospitals and other customers and sales of developed products to hospitals and other customers. For the three and six months ended June 30, 2019, we had revenue from contract services through performing development services for hospitals and other customers and sales of developed products to hospitals and other customers of $23,404 and $26,682, respectively. Feedback received from our research partners is that our exosome isolation system does not produce consistent results and does not deliver high exosome yields and concentrations and needs revision. We have discontinued sales of our exosome isolation system product. However, we are actively developing other unrelated proprietary exosome related products for sale or licensure.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended June 30, 2020, our real property operating expenses amounted to $272,764, as compared to $192,676 for the three months ended June 30, 2019, an increase of $80,088, or 41.6%. The increase was mainly due to an increase in electric utility of approximately $25,000, and an increase in other miscellaneous items of approximately $55,000.

For the six months ended June 30, 2020, our real property operating expenses amounted to $527,265, as compared to $423,435 for the six months ended June 30, 2019, an increase of $103,830, or 24.5%. The increase was mainly due to an increase in real property repairs and maintenance expenses of approximately $11,000, an increase in electric utility of approximately $15,000, and an increase in other miscellaneous items of approximately $78,000.

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

For the three and six months ended June 30, 2019, costs of medical related consulting services amounted to $95,375 and $108,466, respectively. There were no comparative revenue and related costs of revenue from our medical related consulting services for the three and six months ended June 30, 2020 since there was no demand for our consulting service from our related parties in the period and there was no order for our medical related consulting services from third party.

Costs of development services and sales of developed products include inventory costs, materials and supplies costs, internal labor and related benefits, depreciation, other overhead costs and shipping and handling costs incurred.

For the three and six months ended June 30, 2019, costs of development services for hospitals and other customers and sales of developed products to hospitals and other customers amounted to $31,784 and $62,091, respectively. We had neither revenue nor cost of revenue from this segment in the three and six months ended June 30, 2020.

Real Property Operating Income

Our real property operating income for the three months ended June 30, 2020 was $28,503, representing a decrease of $43,710, or 60.5%, as compared to $72,213 for the three months ended June 30, 2019. Our real property operating income for the six months ended June 30, 2020 was $70,958, representing a decrease of $37,122, or 34.3%, as compared to $108,080 for the six months ended June 30, 2019. The decrease was mainly attributable to the increase in real property operating expenses, offset by the increase in rental revenue resulting from the increase of tenants as described above. We expect our real property operating income will remain in its current quarterly level with minimal increase in the near future. We are unsure of the short and long term financial impact of COVID -19 on our ability to collect rental income or on our overall building occupancy rate.

Gross Profit from Medical Related Consulting Services and Gross Margin

We did not generate any gross profit from medical related consulting services in the three months ended June 30, 2020. Our gross profit from medical related consulting services for the three months ended June 30, 2019 was $16,059, with a gross margin of 14.4%.

We did not generate any gross profit from medical related consulting services in the six months ended June 30, 2020. Our gross profit from medical related consulting services for the six months ended June 30, 2019 was $17,228, with a gross margin of 13.7%.

Gross Loss from Development Services and Sales of Developed Products and Gross Margin

We did not generate any gross profit from development services and sales of developed products in the three months ended June 30, 2020. Our gross loss from development services and sales of developed products for the three months ended June 30, 2019 was $8,380, with a gross margin of (35.8)%.

We did not generate any gross profit from development services and sales of developed products in the six months ended June 30, 2020. Our gross loss from development services and sales of developed products for the six months ended June 30, 2019 was $35,409, with a gross margin of (132.7)%.

Other Operating Expenses

For the three and six months ended June 30, 2020 and 2019, other operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Professional fees	$1,561,650	$792,486	$3,115,348	$2,260,712
Compensation and related benefits	1,054,052	2,100,178	2,182,520	4,200,333
Research and development	161,101	949,711	436,503	1,102,171
Advertising expenses	42,942	221,222	113,845	465,822
Amortization	-	81,893	-	163,786
Travel and entertainment	31,233	109,578	104,813	297,014
Other general and administrative	180,352	168,576	342,948	409,126
	$3,031,330	$4,423,644	$6,295,977	$8,898,964

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to being a public company. For the three months ended June 30, 2020, professional fees increased by $769,164, or 97.1%, as compared to the three months ended June 30, 2019. The increase was mainly attributable to an increase in consulting fees of approximately $642,000 mainly due to the increase in use of consulting service providers, and an increase in other miscellaneous items of approximately $127,000. For the six months ended June 30, 2020, professional fees increased by $854,636, or 37.8%, as compared to the six months ended June 30, 2019. The increase was mainly attributable to an increase in an increase in legal services fee of approximately $479,000 which is primarily attributable to we intend to vigorously defend against legal action and pursue all available legal remedies as disclosed elsewhere in this report, an increase in consulting fees of approximately $150,000 mainly due to the increase in stock-based consulting fees, an increase in investor relations service charges of approximately $90,000 as a result of the increase in use of investor relations service providers, and an increase in other miscellaneous items of approximately $136,000. We expect that our professional fees will remain in its current quarterly level with minimal increase in the near future.

●	For the three months ended June 30, 2020, compensation and related benefits decreased by $1,046,126, or 49.8%, as compared to the three months ended June 30, 2019. The significant decrease was primarily attributable to a decrease in stock-based compensation of approximately $1,060,000 which reflected the value of options granted and vested to our management. For the six months ended June 30, 2020, compensation and related benefits decreased by $2,017,813, or 48.0%, as compared to the six months ended June 30, 2019. The significant decrease was primarily attributable to a decrease in stock-based compensation of approximately $1,982,000 which reflected the value of options granted and vested to our management. We expect that our compensation and related benefits will remain at its current quarterly level in the rest of 2020.

●	For the three months ended June 30, 2020, research and development expenses decreased by $788,610, or 83.0%, as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, research and development expenses decreased by $665,668, or 60.4%, as compared to the six months ended June 30, 2019. Our first project with Arbele was completed in January 2020 and no further research and development project was incurred in the first half of 2020. Our research and development contract with Weill Cornell Medicine expired as of November 2019 and expect to enter another agreement in the fourth quarter of 2020. Therefore, our research and development expenses in 2020 periods decreased as compared to the corresponding periods of 2019. We expect our research and development expenses will remain in its current quarterly level with minimal increase in the near future.

●	For the three months ended June 30, 2020, advertising expenses decreased by $178,280 or 80.6% as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, advertising expenses decreased by $351,977 or 75.6% as compared to the six months ended June 30, 2019. The decrease was primarily due to decreased advertising activities incurred as a result of stricter control on corporation spending. We expect that our advertising expenses will continue to decrease in the near future.

●	For the three months ended June 30, 2020, amortization expense from intangible assets decreased by $81,893, or 100.0%, as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, amortization expense from intangible assets decreased by $163,786, or 100.0%, as compared to the six months ended June 30, 2019. At the end of September 2019, our intangible assets were impaired to zero and therefore, no amortization expense was recorded related to intangible assets in the first half of 2020.

●	For the three months ended June 30, 2020, travel and entertainment expense decreased by $78,345, or 71.5%, as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, travel and entertainment expense decreased by $192,201, or 64.7%, as compared to the six months ended June 30, 2019. The decrease was mainly due to decreased business travel activities and decreased entertainment expenditure resulting from COVID-19. In the first half of 2020, the spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, such as, cease traveling to non-essential jobs and curtail all unnecessary travel, and stay at home as much as possible.

●	Other general and administrative expenses mainly consisted of Directors and Officers Liability Insurance, NASDAQ listing fee, academic sponsorship, and other miscellaneous items. For the three months ended June 30, 2020, other general and administrative expenses increased by $11,776, or 7.0%, as compared to the three months ended June 30, 2019, which was mainly due to an increase in Directors and Officers Liability Insurance premium of approximately $24,000, offset by a decrease in other miscellaneous items of approximately $12,000. For the six months ended June 30, 2020, other general and administrative expenses decreased by $66,178, or 16.2%, as compared to the six months ended June 30, 2019, which was mainly due to a decrease in academic sponsorship expenditure of approximately $95,000, offset by an increase in other miscellaneous items of approximately $29,000.

Loss from Operations

As a result of the foregoing, for the three months ended June 30, 2020, loss from operations amounted to $3,002,827, as compared to $4,343,752 for the three months ended June 30, 2019, a decrease of $1,340,925, or 30.9%.

As a result of the foregoing, for the six months ended June 30, 2020, loss from operations amounted to $6,225,019, as compared to $8,809,065 for the six months ended June 30, 2019, a decrease of $2,584,046, or 29.3%.

Other Income (Expense)

Other income (expense) mainly includes interest expense, change in fair value of warrants liabilities, allocated financing costs, and loss from equity-method investment.

Other expense, net, totaled $53,555 for the three months ended June 30, 2020, as compared to $95,071 for the three months ended June 30, 2019, a decrease of $41,516, or 43.7%, which was primarily attributable to a decrease in allocated financing expense of approximately $525,000, offset by an increase in change in fair value of warrants liabilities of approximately $462,000, and an increase in interest expense of approximately $21,000.

Other expense, net, totaled $102,144 for the six months ended June 30, 2020, as compared to $134,687 for the six months ended June 30, 2019, a decrease of $32,543, or 24.2%, which was primarily attributable to a decrease in allocated financing expense of approximately $525,000, a decrease in loss from equity method investment of approximately $3,000, and an increase in other miscellaneous income of approximately $1,000, offset by an increase in change in fair value of warrants liabilities of approximately $462,000, and an increase in interest expense of approximately $35,000.

Income Taxes

We did not have any income taxes expense for the three and six months ended June 30, 2020 and 2019 since we incurred losses in the periods.

Net Loss

As a result of the factors described above, our net loss was $3,056,382 for the three months ended June 30, 2020, as compared to $4,438,823 for the three months ended June 30, 2019, a decrease of $1,382,441 or 31.1%.

As a result of the factors described above, our net loss was $6,327,163 for the six months ended June 30, 2020, as compared to $8,943,752 for the six months ended June 30, 2019, a decrease of $2,616,589 or 29.3%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $3,056,382 or $(0.04) per share (basic and diluted) for the three months ended June 30, 2020, as compared with $4,357,224, or $(0.06) per share (basic and diluted) for the three months ended June 30, 2019, a change of $1,300,842 or 29.9%.

The net loss attributable to Avalon GloboCare Corp. common shareholders was $6,327,163 or $(0.08) per share (basic and diluted) for the six months ended June 30, 2020, as compared with $8,763,040, or $(0.12) per share (basic and diluted) for the six months ended June 30, 2019, a change of $2,435,877 or 27.8%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Genexosome, Avactis, and Exosome, is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing Genexosome, is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $3,309 and a foreign currency translation loss of $34,103 for the three months ended June 30, 2020 and 2019, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $18,757 and a foreign currency translation gain of $9,379 for the six months ended June 30, 2020 and 2019, respectively. This non-cash gain/loss had the effect of decreasing/increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $3,053,073 and $4,472,926 for the three months ended June 30, 2020 and 2019, respectively.

As a result of our foreign currency translation adjustment, we had comprehensive loss of $6,345,920 and $8,934,373 for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

The Company has a limited operating history and its continued growth is dependent upon the re-commencing of medical consulting services which was completed in December 2019 to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey and performing development services for hospitals and other customers and sales of developed products to hospitals and other customers; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2020 and December 31, 2019, we had cash balance of approximately $1,249,000 and $765,000, respectively. These funds are kept in financial institutions located as follows:

	June 30, 2020		December 31, 2019
Country:
United States	$989,549	79.2%	$371,929	48.6%
China	259,552	20.8%	392,962	51.4%
Total cash	$1,249,101	100.0%	$764,891	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2019 to June 30, 2020:

	June 30,	December 31,	Changes in
	2020	2019	Amount	Percentage
Working capital deficit:
Total current assets	$1,831,688	$1,571,095	$260,593	16.6%
Total current liabilities	2,627,493	2,835,463	(207,970)	(7.3)%
Working capital deficit	$(795,805)	$(1,264,368)	$468,563	(37.1)%

Our working capital deficit decreased by $468,563 to $795,805 at June 30, 2020 from $1,264,368 at December 31, 2019. The decrease in working capital deficit was primarily attributable to an increase in cash of approximately $484,000, a decrease in accrued professional fees of approximately $273,000, and a decrease in accrued research and development fees of approximately $142,000, offset by a decrease in accounts receivable – related party of approximately $215,000, an increase in accrued liabilities and other payables – related parties of approximately $84,000, and an increase in operating lease obligation of approximately $76,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following summarizes the key components of our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(3,924,902)	$(3,920,258)
Net cash used in investing activities	(28,437)	(150,988)
Net cash provided by financing activities	4,441,943	5,103,704
Effect of exchange rate on cash	(4,394)	116,559
Net increase in cash	$484,210	$1,149,017

Net cash flow used in operating activities for the six months ended June 30, 2020 was $3,924,902, which primarily reflected our consolidated net loss of approximately $6,327,000, and the changes in operating assets and liabilities, primarily consisting of an increase in prepaid expenses and other current assets of approximately $124,000, and a decrease in accrued liabilities and other payables of approximately $387,000, offset by a decrease in accounts receivable – related party of approximately $213,000, an increase in accrued liabilities and other payables – related parties of approximately $84,000, and the non-cash items adjustment primarily consisting of depreciation and amortization of approximately $153,000, and stock-based compensation and service expense of approximately $2,449,000.

Net cash flow used in operating activities for the six months ended June 30, 2019 was $3,920,258, which primarily reflected our consolidated net loss of approximately $8,944,000, the non-cash item adjustment consisting of changes in warrants derivative liabilities of approximately $461,000, and the changes in operating assets and liabilities, primarily consisting of an increase in accounts receivable of approximately $92,000, and a decrease in accrued liabilities and other payables of approximately $501,000, offset by a decrease in prepaid expenses and other current assets of approximately $379,000, a decrease in security deposit of $100,000, and the add-back of non-cash items primarily consisting of depreciation and amortization of approximately $284,000, stock-based compensation and service expense of approximately $4,718,000, and allocated financing costs of approximately $525,000.

We expect our cash used in operating activities to increase due to the following:

●	the development and commercialization of new products;

●	an increase in professional staff and services; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities was $28,437 for the six months ended June 30, 2020 as compared to $150,988 for the six months ended June 30, 2019. During the six months ended June 30, 2020, we made additional investment in equity method investment of approximately $28,000. Net cash flow used in investing activities was $150,988 for the six months ended June 30, 2019. During the six months ended June 30, 2019, we made payment for purchase of property and equipment of approximately $140,000 and made payment for improvement of commercial real estate of approximately $11,000.

Net cash flow provided by financing activities was $4,441,943 for the six months ended June 30, 2020 as compared to $5,103,704 for the six months ended June 30, 2019. During the six months ended June 30, 2020, we received proceeds from related party borrowings of $300,000 and net proceeds from equity offering of approximately $4,342,000 (net of cash paid for commission and offering costs of approximately $362,000), offset by repayments made for note payable – related party of $200,000. During the six months ended June 30, 2019, we received proceeds from note payable – related party of $1,000,000, net proceeds from financing of approximately $5,104,000, offset by repayments made for loan payable of $1,000,000.

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

In the third quarter of 2019, we had secured a $20 million credit facility (Line of Credit) provided by our Chairman, Wenzhao Lu.  The unsecured credit facility bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. The note is not convertible to equity. As of June 30, 2020, the total principal amount outstanding under the Credit Line was $2.9 million and we have approximately $17.1 million remaining available under the Line Credit.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2020, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating lease commitment	$238,797	$139,598	$99,199	$-	$-
Acquisition consideration	100,000	100,000	-	-	-
Borrowings from related party (principal)	3,290,000	-	3,290,000	-	-
Accrued interest – related party	133,832	133,832	-	-	-
Epicon equity investment obligation	806,737	806,737	-	-	-
AVAR joint venture commitment	10,707,664	707,664	5,000,000	5,000,000	-
Total	$15,277,030	$1,887,831	$8,389,199	$5,000,000	$-

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended June 30, 2020 and 2019, we had an unrealized foreign currency translation gain of approximately $3,000 and an unrealized foreign currency translation loss of approximately $34,000, respectively, because of changes in the exchange rate. For the six months ended June 30, 2020 and 2019, we had an unrealized foreign currency translation loss of approximately $19,000 and an unrealized foreign currency translation gain of approximately $9,000, respectively, because of changes in the exchange rate.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2020, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of June 30, 2020 due to the significant deficiencies which aggregate to a material weakness and was previously reported in our Form 10-K Annual Report for the year ended December 31, 2019 (“2019 10-K”), that have not yet been remediated.

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

On October 25, 2017, Genexosome entered into and closed a Stock Purchase Agreement with Beijing Genexosome and Yu Zhou, MD, PhD, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000, of which $100,000 is still owed. Further, on October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Dr. Zhou, pursuant to which the Company acquired all assets, including all intellectual property and exosome separation systems, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, Genexosome paid Dr. Zhou $876,087 in cash, transferred 500,000 shares of common stock of the Company to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of Genexosome.   Further, The Company had not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has decided to impair the intangible asset associated with this acquisition to zero.  Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019.   Further, on October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016  and violation of Ohio Uniform Trade Secrets Act.  Research Institute is seeking monetary damages, injunctive relief, exemplary damages, injunctive relief and other equitable relief. The case number is 2:19-cv-4574. The Company intends to vigorously defend against this action and pursue all available legal remedies.  The civil case against Avalon is stayed pending resolution of the criminal proceedings against Dr. Zhou and Li Chen, and while there can be no assurances, the Company believes it has substantial legal and factual defenses to the Research Institute’s claims.

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

Amidst the COVID-19 outbreak, some tenants have delayed on rent payment. Our general development operations have continued during the COVID-19 pandemic and we have not had significant disruption. Currently we are unable to accurately predict the future impact of COVID-19 due to the developing circumstances and uncertainty surrounding this current pandemic, including the ultimate geographic spread of COVID-19, the severity of the disease, the duration of the outbreak, and effectiveness of the actions that may be taken by governmental authorities. Our management has been closely monitoring the impact caused by COVID-19 and we will continue to operate our business as steadily and safely as we can.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Shares Issued for Services

During the six months ended June 30, 2020, we issued a total of 602,577 shares of our common stock for services rendered and to be rendered. The shares of common stock were issued under the 2019 Incentive Stock Plan. These shares were valued at $612,030, the fair market values on the grant dates using the reported closing share prices on the dates of grant and the Company recorded stock-based compensation expense of $594,530 for the six months ended June 30, 2020 and recorded prepaid expense of $17,500 as of June 30, 2020 which will be amortized over the rest of corresponding service periods.

Common Shares Sold for Cash

On April 1, 2020, the Company entered into a Subscription Agreement with WLM, an entity owned by Wenzhao Lu, Chairman of the Board of Directors of the Company, pursuant to which WLM purchased 645,161 shares of the Company’s common stock at a price per share of $1.55 for an aggregate purchase price of $1,000,000. The closing occurred on April 1, 2020.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company’s registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. During the six months ended June 30, 2020, Jefferies sold an aggregate of 2,130,347 shares of common stock at an average price of $1.74 per share to investors. The Company recorded net proceeds of $3,499,118, net of commission and other offering costs of $204,772. From July 1, 2020 to August 5, 2020, Jefferies sold an aggregate of 479,590 shares of common stock at an average price of $1.83 per share to investors. The Company received net cash proceeds of $852,069, net of commission paid for sales agent of $26,353.

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

AVALON GLOBOCARE CORP.
(Registrant)

Date: August 7, 2020	By:	/s/ David K. Jin
David K. Jin
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)