Form 10-Q
period 2020-09-30
Avalon GloboCare Corp.
filed 2020-11-09
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AVCO	The NASDAQ Capital Market

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 9, 2020
Common Stock, $0.0001 par value per share	81,398,764 shares

AVALON GLOBOCARE CORP.

FORM 10-Q

September 30, 2020

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

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,395,510	$764,891
Accounts receivable	-	4,710
Accounts receivable - related party	-	215,418
Rent receivable	97,385	23,759
Deferred financing costs	228,309	311,177
Prepaid expenses and other current assets	432,295	251,140

Total Current Assets	2,153,499	1,571,095

NON-CURRENT ASSETS:
Rent receivable - noncurrent portion	135,905	99,235
Prepaid realtors’ commission - noncurrent portion	74,822	-
Right-of-use asset, operating lease	153,556	-
Property and equipment, net	500,513	601,425
Investment in real estate, net	7,649,441	7,735,680
Equity method investment	488,374	483,101

Total Non-current Assets	9,002,611	8,919,441

Total Assets	$11,156,110	$10,490,536

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$963,084	$1,243,190
Accrued research and development fees	442,435	650,000
Accrued payroll liability	246,469	373,083
Accrued liabilities and other payables	369,495	303,911
Accrued liabilities and other payables - related parties	262,452	187,042
Operating lease obligation	76,379	-
Tenants’ security deposit	79,180	78,237

Total Current Liabilities	2,439,494	2,835,463

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	83,177	-
Note payable - related party	390,000	590,000
Loan payable - related party	2,900,000	2,600,000

Total Non-current Liabilities	3,373,177	3,190,000

Total Liabilities	5,812,671	6,025,463

Commitments and Contingencies - (Note 13)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 81,876,855 shares issued and 81,356,855 shares outstanding at September 30, 2020; 76,730,802 shares issued and 76,210,802 shares outstanding at December 31, 2019	8,188	7,673
Additional paid-in capital	45,029,038	34,593,006
Less: common stock held in treasury, at cost; 520,000 shares at September 30, 2020 and December 31, 2019	(522,500)	(522,500)
Accumulated deficit	(38,941,059)	(29,361,937)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(236,806)	(257,747)
Total Avalon GloboCare Corp. stockholders’ equity	5,343,439	4,465,073
Non-controlling interest	-	-

Total Equity	5,343,439	4,465,073

Total Liabilities and Equity	$11,156,110	$10,490,536

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

REVENUES
Real property rental	$324,982	$264,141	$923,205	$795,656
Medical related consulting services - related party	-	108,520	-	234,214
Development services and sales of developed products	-	10,555	-	37,237
Total Revenues	324,982	383,216	923,205	1,067,107

COSTS AND EXPENSES
Real property operating expenses	135,821	193,738	663,086	617,173
Medical related consulting services - related party	-	94,442	-	202,908
Development services and sales of developed products	-	41,808	-	103,899
Total Costs and Expenses	135,821	329,988	663,086	923,980

REAL PROPERTY OPERATING INCOME	189,161	70,403	260,119	178,483
GROSS PROFIT FROM MEDICAL RELATED CONSULTING SERVICES	-	14,078	-	31,306
GROSS LOSS FROM DEVELOPMENT SERVICES AND SALES OF DEVELOPED PRODUCTS	-	(31,253)	-	(66,662)
Total Gross Profit	189,161	53,228	260,119	143,127

OTHER OPERATING EXPENSES:
Professional fees	1,753,182	1,630,827	4,868,530	3,891,539
Compensation and related benefits	1,058,570	2,187,959	3,241,090	6,388,292
Research and development expenses	238,432	265,139	674,935	1,367,310
Other general and administrative	329,535	435,639	891,141	1,771,387
Impairment loss	-	1,010,011	-	1,010,011

Total Other Operating Expenses	3,379,719	5,529,575	9,675,696	14,428,539

LOSS FROM OPERATIONS	(3,190,558)	(5,476,347)	(9,415,577)	(14,285,412)

OTHER INCOME (EXPENSE)
Interest expense	-	(2,356)	-	(36,875)
Interest expense - related party	(41,531)	(8,842)	(126,169)	(23,425)
Change in fair value of warrants liabilities	-	1,160,137	-	1,621,630
Financing expense	-	-	-	(525,418)
Loss from equity method investment	(14,966)	(25,266)	(35,382)	(48,353)
Other (expense) income	(4,904)	18,616	(1,994)	20,043

Total Other Income (Expense), net	(61,401)	1,142,289	(163,545)	1,007,602

LOSS BEFORE INCOME TAXES	(3,251,959)	(4,334,058)	(9,579,122)	(13,277,810)

INCOME TAXES	-	-	-	-

NET LOSS	$(3,251,959)	$(4,334,058)	$(9,579,122)	$(13,277,810)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(475,863)	-	(656,575)

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(3,251,959)	$(3,858,195)	$(9,579,122)	$(12,621,235)

COMPREHENSIVE LOSS:
NET LOSS	$(3,251,959)	$(4,334,058)	$(9,579,122)	$(13,277,810)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	39,698	(69,388)	20,941	(60,009)
COMPREHENSIVE LOSS	(3,212,261)	(4,403,446)	(9,558,181)	(13,337,819)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(471,411)	-	(651,421)
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(3,212,261)	$(3,932,035)	$(9,558,181)	$(12,686,398)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.04)	$(0.05)	$(0.12)	$(0.17)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	80,622,003	75,665,676	78,747,345	74,859,871

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2020

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number		Number		Additional	Number				Other
	of		of		Paid-in	of		Accumulated	Statutory	Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2020	-	$-	76,730,802	$7,673	$34,593,006	(520,000)	$(522,500)	$(29,361,937)	$6,578	$(257,747)	$-	$4,465,073

Sale of common stock, net	-	-	980,358	98	1,539,153	-	-	-	-	-	-	1,539,251

Issuance of common stock for services	-	-	222,577	22	213,278	-	-	-	-	-	-	213,300

Stock-based compensation	-	-	-	-	785,350	-	-	-	-	-	-	785,350

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(22,066)	-	(22,066)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-	(3,270,781)	-	-	-	(3,270,781)

Balance, March 31, 2020	-	-	77,933,737	7,793	37,130,787	(520,000)	(522,500)	(32,632,718)	6,578	(279,813)	-	3,710,127

Sale of common stock, net	-	-	1,795,150	180	2,959,687	-	-	-	-	-	-	2,959,867

Issuance of common stock for services	-	-	380,000	38	398,692	-	-	-	-	-	-	398,730

Stock-based compensation	-	-	-	-	726,600	-	-	-	-	-	-	726,600

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	3,309	-	3,309

Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	-	(3,056,382)	-	-	-	(3,056,382)

Balance, June 30, 2020	-	-	80,108,887	8,011	41,215,766	(520,000)	(522,500)	(35,689,100)	6,578	(276,504)	-	4,742,251

Sale of common stock, net	-	-	1,337,968	134	2,376,503	-	-	-	-	-	-	2,376,637

Issuance of common stock for services	-	-	430,000	43	697,407	-	-	-	-	-	-	697,450

Stock-based compensation	-	-	-	-	739,362	-	-	-	-	-	-	739,362

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	39,698	-	39,698

Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	-	(3,251,959)	-	-	-	(3,251,959)

Balance, September 30, 2020	-	$-	81,876,855	$8,188	$45,029,038	(520,000)	$(522,500)	$(38,941,059)	$6,578	$(236,806)	$-	$5,343,439

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2019

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number		Number		Additional	Number				Other
	of		of		Paid-in	of		Accumulated	Statutory	Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2019	-	$-	73,830,751	$7,383	$24,153,378	(520,000)	$(522,500)	$(11,291,776)	$6,578	$(236,860)	$(862,200)	$11,254,003

Issuance of common stock upon cashless exercise of stock warrants	-	-	350,856	35	(35)	-	-	-	-	-	-	-

Issuance of common stock upon cashless exercise of stock options	-	-	158,932	16	(16)	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	2,272,747	-	-	-	-	-	-	2,272,747

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	44,680	(1,198)	43,482

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	(4,405,816)	-	-	(99,113)	(4,504,929)

Balance, March 31, 2019	-	-	74,340,539	7,434	26,426,074	(520,000)	(522,500)	(15,697,592)	6,578	(192,180)	(962,511)	9,065,303

Stock-based compensation	-	-	-	-	1,524,139	-	-	-	-	-	-	1,524,139

Issuance of common stock for service	-	-	120,812	13	313,788	-	-	-	-	-	-	313,801

Sale of common stock	-	-	1,714,288	171	1,411,710	-	-	-	-	-	-	1,411,881

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(36,003)	1,900	(34,103)

Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	-	(4,357,224)	-	-	(81,599)	(4,438,823)

Balance, June 30, 2019	-	-	76,175,639	7,618	29,675,711	(520,000)	(522,500)	(20,054,816)	6,578	(228,183)	(1,042,210)	7,842,198

Stock-based compensation	-	-	-	-	1,916,193	-	-	-	-	-	-	1,916,193

Issuance of common stock for service	-	-	115,417	11	391,856	-	-	-	-	-	-	391,867

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(73,840)	4,452	(69,388)

Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	-	(3,858,195)	-	-	(475,863)	(4,334,058)

Balance, September 30, 2019	-	$-	76,291,056	$7,629	$31,983,760	(520,000)	$(522,500)	$(23,913,011)	$6,578	$(302,023)	$(1,513,621)	$5,746,812

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,579,122)	$(13,277,810)
Adjustments to reconcile net loss to
net cash used in operating activities:
Bad debt provision	4,689	-
Depreciation and amortization	232,772	430,039
Amortization of straight-line rent receivable	(15,947)	-
Stock-based compensation and service expense	3,965,164	7,003,077
Loss from equity method investment	35,382	48,353
Loss on fixed asset disposal	2,643	-
Changes in warrants derivative liabilities	-	(1,621,630)
Allocated financing costs	-	525,418
Impairment loss	-	1,010,011
Changes in operating assets and liabilities:
Accounts receivable	-	48
Accounts receivable - related party	214,454	(174,818)
Rent receivable	(94,349)	(15,047)
Prepaid expenses - related parties	-	34,257
Prepaid expenses and other current assets	(352,526)	240,563
Security deposit	-	101,318
Accrued liabilities and other payables	(680,758)	326,686
Accrued liabilities and other payables - related parties	75,457	39,833
Operating lease obligation	6,000	-
Tenants’ security deposit	943	11,537

NET CASH USED IN OPERATING ACTIVITIES	(6,185,198)	(5,318,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(379,279)
Improvement of commercial real estate	-	(16,321)
Prepayment made for purchase of long-term assets	-	(26,223)
Additional investment in equity method investment	(28,594)	(116,545)

NET CASH USED IN INVESTING ACTIVITIES	(28,594)	(538,368)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from note payable - related party	-	1,000,000
Repayments of note payable - related party	(200,000)	(410,000)
Proceeds received from loan payable - related party	300,000	-
Proceeds received from offering	7,233,678	6,000,008
Disbursements for offering costs	(491,895)	(896,304)
Repayments of loan payable	-	(1,000,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,841,783	4,693,704

EFFECT OF EXCHANGE RATE ON CASH	2,628	(17,118)

NET INCREASE (DECREASE) IN CASH	630,619	(1,179,947)

CASH - beginning of period	764,891	2,252,287

CASH - end of period	$1,395,510	$1,072,340

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$50,000	$112,217

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$-	$80,723
Improvement of commercial real estate acquired on credit as payable	$38,400	$-
Common stock issued for future services	$25,996	$-
Deferred financing costs in accrued liabilities	$13,390	$-

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

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as Coronavirus (“COVID-19”) related diagnostics and therapeutics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through its subsidiary structure with unique integration of verticals from innovative research and development (“R&D”) to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and regenerative therapeutics.

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd., a British Virgin Island company. There was no activity for the subsidiary since its incorporation through September 30, 2020. Avalon (BVI) Ltd. is dormant and is in process of being dissolved.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Currently, Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of September 30, 2020, the occupancy rate of the building is 87.0%.

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

On June 13, 2019, the Company formed a wholly owned subsidiary, International Exosome Association LLC, a Delaware company. There was no activity for the subsidiary since its incorporation through September 30, 2020.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of September 30, 2020 are as follows:

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN CONDITION (continued)

Going Concern

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as COVID-19 related diagnostics and therapeutics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth and development, as well as competitiveness in healthcare and CellTech industry markets. The Company also develops related products for sale and licensure in the United States and the People’s Republic of China. In addition, the Company owns commercial real estate that houses its headquarters in Freehold, New Jersey. The Company did not generate any revenue from medical related consulting services segment and development services and sales of developed products segment during the nine months ended September 30, 2020. These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $38,941,059 at September 30, 2020, and has incurred recurring net loss and negative cash flow from operating activities of $9,579,122 and $6,185,198 for the nine months ended September 30, 2020, respectively. The Company has a limited operating history and its continued growth is dependent upon the re-commencing of medical consulting services which was completed in December 2019 to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey and performing development services for hospitals and other customers and sales of developed products to hospitals and other customers; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The occurrence of an uncontrollable event such as the COVID-19 pandemic had negatively impact on the Company’s operations. Some tenants have delayed on rent payment and our occupancy of our rental property has decreased. Our general development operations have continued during the COVID-19 pandemic and we have not had significant disruption. However, we are uncertain if the COVID-19 pandemic will impact future operations at our laboratory, or our ability to collaborate with other laboratories and universities. In addition, we are unsure if the COVID-19 pandemic will impact future clinical trials. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact the Company’s business for the year of 2020.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the nine months ended September 30, 2020 and 2019 include the allowance for doubtful accounts, the useful life of property and equipment and investment in real estate, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

Cash and Cash Equivalents

A portion of the Company’s cash is maintained with state-owned banks within the PRC. Balances at state-owned banks within the PRC are covered by insurance up to RMB 500,000 (approximately $74,000) per bank. Any balance over RMB 500,000 per bank in PRC will not be covered. At September 30, 2020, cash balances held in the PRC are RMB 1,302,475 (approximately $192,000), of which, RMB 793,010 (approximately $117,000) was not covered by such limited insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At September 30, 2020, the Company’s cash balances in United States bank accounts had approximately $539,000 in excess of the federally-insured limits.

At September 30, 2020, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2020
United States	$1,203,710	86.3%
China	191,800	13.7%
Total cash	$1,395,510	100.0%

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2020 and December 31, 2019.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	7,020,000	5,070,000	7,020,000	5,070,000
Warrants	-	1,714,288	-	1,714,288
Potentially dilutive securities	7,020,000	6,784,288	7,020,000	6,784,288

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At September 30, 2020 and December 31, 2019, prepaid expenses and other current assets consisted of the following:

	September 30, 2020	December 31, 2019
Prepaid professional fees	$139,274	$153,478
Prepaid research and development fees	90,915	-
Prepaid directors and officers liability insurance premium	67,820	4,990
Prepaid VAT on purchase	47,026	40,602
Security deposit	25,478	24,847
Prepaid NASDAQ listing fee	23,417	-
Other	38,365	27,223
Total	$432,295	$251,140

NOTE 5 – EQUITY METHOD INVESTMENT

As of September 30, 2020 and December 31, 2019, the equity method investment amounted to $488,374 and $483,101, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon Biotech Co., Ltd. (“Epicon”). Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and the other unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), accounted for 40% and 60% of the total ownership, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

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

For the three months ended September 30, 2020 and 2019, the Company’s share of Epicon’s net loss was $14,966 and $25,266, respectively, which was included in loss from equity-method investment in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2020 and 2019, the Company’s share of Epicon’s net loss was $35,382 and $48,353, respectively, which was included in loss from equity-method investment in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Activity recorded for the Company’s equity method investment in Epicon is summarized in the following table:

Equity investment carrying amount at January 1, 2020	$483,101
Payment made for equity method investment	28,594
Epicon's net loss attributable to the Company	(35,382)
Foreign currency fluctuation	12,061
Equity investment carrying amount at September 30, 2020	$488,374

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	September 30, 2020	December 31, 2019
Current assets	$8,414	$77,272
Noncurrent assets	268,969	247,590
Current liabilities	6,264	324
Noncurrent liabilities	-	-
Equity	271,119	324,538

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENT (continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Loss from operation	37,418	63,165	88,587	120,882
Net loss	37,417	63,165	88,456	120,882

NOTE 6 – ACCRUED LIABILITIES AND OTHER PAYABLES

At September 30, 2020 and December 31, 2019, accrued liabilities and other payables consisted of the following:

	September 30, 2020	December 31, 2019
Accrued professional fees	$963,084	$1,243,190
Accrued research and development fees	442,435	650,000
Accrued payroll liability	246,469	373,083
Accrued directors’ compensation	107,500	115,000
Accounts payable	83,850	84,316
Accrued utilities	32,711	12,260
Deferred rental income	60,239	13,136
Other	85,195	79,199
	$2,021,483	$2,570,184

NOTE 7 – RELATED PARTY TRANSACTIONS

Medical Related Consulting Services Revenue from Related Parties and Accounts Receivable – Related Party

During the three and nine months ended September 30, 2020 and 2019, medical related consulting services revenue from related parties was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Medical related consulting services provided to:
Beijing Daopei *	$-	$-	$-	$55,908
Shanghai Daopei *	-	-	-	14,180
Hebei Daopei *	-	108,520	-	164,126
	$-	$108,520	$-	$234,214

*	Beijing Daopei, Shanghai Daopei, and Hebei Daopei are subsidiaries of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

Accounts receivable – related party at September 30, 2020 and December 31, 2019 amounted to $0 and $215,418, respectively, and no allowance for doubtful accounts is deemed to be required on accounts receivable – related party at September 30, 2020 and December 31, 2019.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Accrued Liabilities and Other Payables – Related Parties

As of September 30, 2020 and December 31, 2019, the Company owed David Jin, its shareholder, chief executive officer, president and board member, $33,968 and $24,254, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

As of September 30, 2020 and December 31, 2019, the Company owed Meng Li, its shareholder and chief operating officer, $0 and $10,473, respectively, for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

At September 30, 2020 and December 31, 2019, the Company owed Yu Zhou, director and former co-chief executive officer and 40% owner of Genexosome, of $3,121 for travel and other miscellaneous reimbursements, which have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

The Company acquired Beijing Genexosome for a cash payment of $450,000. As of September 30, 2020 and December 31, 2019, the unpaid acquisition consideration of $100,000, was payable to Yu Zhou, director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

As of September 30, 2020 and December 31, 2019, the accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, amounted to $125,363 and $49,194, respectively, and have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Borrowings from Related Party

Promissory Note

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and Chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022. The Company repaid principal of $410,000 and $200,000 in the third quarter of 2019 and second quarter of 2020, respectively. As of September 30, 2020 and December 31, 2019, the outstanding principal balance was $390,000 and $590,000, respectively.

Line of Credit

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), the largest shareholder and Chairman of the Board of Directors of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of September 30, 2020 and December 31, 2019, $2,900,000 and $2,600,000 was outstanding under the Line of Credit, respectively.

For the three months ended September 30, 2020 and 2019, the interest expense related to above borrowings amounted to $41,531 and $8,842, respectively, and has been included in interest expense – related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2020 and 2019, the interest expense related to above borrowings amounted to $126,169 and $23,425, respectively, and has been included in interest expense – related party on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Borrowings from Related Party (continued)

Line of Credit (continued)

As of September 30, 2020 and December 31, 2019, the related accrued and unpaid interest for above borrowings was $125,363 and $49,194, respectively, and has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

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

NOTE 8 – EQUITY

2020 Incentive Stock Plan

The Company held its annual meeting on August 4, 2020. During its annual meeting, the Company approved 2020 Incentive Stock Plan and reserved 5,000,000 shares of common stock for issuance thereunder.

Common Shares Sold for Cash

On April 1, 2020, the Company entered into a Subscription Agreement with WLM, an entity owned by Wenzhao Lu, Chairman of the Board of Directors of the Company, pursuant to which WLM purchased 645,161 shares of the Company’s common stock at a price per share of $1.55 for an aggregate purchase price of $1,000,000. The closing occurred on April 1, 2020.

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company’s registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. During the nine months ended September 30, 2020, Jefferies sold an aggregate of 3,468,315 shares of common stock at an average price of $1.80 per share to investors. The Company recorded net proceeds of $5,875,755, net of commission and other offering costs of $357,923.

Common Shares Issued for Services

During the nine months ended September 30, 2020, the Company issued a total of 1,032,577 shares of its common stock for services rendered and to be rendered. These shares were valued at $1,309,480, the fair market values on the grant dates using the reported closing share prices on the dates of grant and the Company recorded stock-based compensation expense of $1,248,159 for the nine months ended September 30, 2020 and reduced accrued liabilities of $35,325 and recorded prepaid expense of $25,996 as of September 30, 2020 which will be amortized over the rest of corresponding service periods.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – EQUITY (continued)

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at September 30, 2020:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2020	Weighted Average Exercise Price
$0.50	2,000,000	6.36	$0.50	2,000,000	$0.50
1.00 – 1.93	2,250,000	6.01	1.47	1,748,334	1.43
2.00 – 2.80	2,740,000	3.02	2.17	2,740,000	2.17
4.76	30,000	3.51	4.76	30,000	4.76
$0.50 – 4.76	7,020,000	4.93	$1.48	6,518,334	$1.47

Stock option activities for the nine months ended September 30, 2020 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2020	5,260,000	$1.45
Granted	1,760,000	1.57
Terminated / Exercised	-	-
Outstanding at September 30, 2020	7,020,000	$1.48
Options exercisable at September 30, 2020	6,518,334	$1.47
Options expected to vest	501,666	$1.59

The aggregate intrinsic values of both stock options outstanding and stock options exercisable at September 30, 2020 was $1,597,500.

The fair values of options granted during the nine months ended September 30, 2020 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 134.32% - 139.58%, risk-free rate of 0.25% - 1.67%, annual dividend yield of 0% and expected life of 3.00 – 10.00 years. The aggregate fair value of the options granted during the nine months ended September 30, 2020 was $2,702,401.

Stock-based compensation expense associated with stock options granted amounted to $739,362 and $1,916,193, of which, $605,555 and $1,803,829 was recorded as compensation and related benefits, $110,970 and $112,364 was recorded as professional fees, $22,837 and $0 was recorded as research and development expenses, for the three months ended September 30, 2020 and 2019, respectively.

Stock-based compensation expense associated with stock options granted amounted to $2,251,312 and $5,713,079, of which, $1,975,245 and $5,155,983 was recorded as compensation and related benefits, $240,162 and $557,096 was recorded as professional fees, $35,905 and $0 was recorded as research and development expenses, for the nine months ended September 30, 2020 and 2019, respectively.

A summary of the status of the Company’s nonvested stock options granted as of September 30, 2020 and changes during the nine months ended September 30, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2020	264,723	$2.00
Granted	1,760,000	1.57
Vested	(1,523,057)	(1.63)
Nonvested at September 30, 2020	501,666	$1.59

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

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai and Beijing Genexosome during the nine months ended September 30, 2020 as they incurred net losses in the period.

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

The Company’s PRC subsidiaries’ net assets as of September 30, 2020 and December 31, 2019 did not exceed 25% of the Company’s consolidated net assets. Accordingly, the Parent Company’s condensed consolidated financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

NOTE 11 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2020	2019	2020	2019
A (Hebei Daopei, a related party)	*	28%	*	15%
B	28%	21%	29%	23%
C	18%	14%	18%	15%
D	14%	11%	14%	12%

*	Less than 10%

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at September 30, 2020, accounted for 62.6% of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at September 30, 2020.

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

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three and nine months ended September 30, 2020 and 2019.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at September 30, 2020, accounted for 93.6% of the Company’s total outstanding accounts payable at September 30, 2020.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2019, accounted for 90.8% of the Company’s total outstanding accounts payable at December 31, 2019.

NOTE 12 – SEGMENT INFORMATION

For the three and nine months ended September 30, 2020 and 2019, the Company operated in three reportable business segments - (1) the real property operating segment, (2) the medical related consulting services segment, and (3) the performing development services for hospitals and other customers and sales of developed products to hospitals and other customers segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three and nine months ended September 30, 2020 and 2019 was as follows:

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – SEGMENT INFORMATION (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Real property operations	$324,982	$264,141	$923,205	$795,656
Medical related consulting services - related party	-	108,520	-	234,214
Development services and sales of developed products	-	10,555	-	37,237
Total	324,982	383,216	923,205	1,067,107
Costs and expenses
Real property operations	135,821	193,738	663,086	617,173
Medical related consulting services - related party	-	94,442	-	202,908
Development services and sales of developed products	-	41,808	-	103,899
Total	135,821	329,988	663,086	923,980
Gross profit (loss)
Real property operations	189,161	70,403	260,119	178,483
Medical related consulting services - related party	-	14,078	-	31,306
Development services and sales of developed products	-	(31,253)	-	(66,662)
Total	189,161	53,228	260,119	143,127
Other operating expenses
Real property operations	77,852	75,750	291,886	253,347
Medical related consulting services - related party	160,557	206,085	491,683	446,156
Development services and sales of developed products	28,002	1,132,015	94,241	1,574,973
Corporate/Other	3,113,308	4,115,725	8,797,886	12,154,063
Total	3,379,719	5,529,575	9,675,696	14,428,539
Other income (expense)
Interest expense
Real property operations	-	-	-	(32,877)
Corporate/Other	(41,531)	(11,198)	(126,169)	(27,423)
Total	(41,531)	(11,198)	(126,169)	(60,300)
Other income (expense)
Real property operations	4	2,157	(927)	2,172
Medical related consulting services - related party	(20,095)	(8,825)	(36,673)	(30,679)
Development services and sales of developed products	221	18	224	197
Corporate/Other	-	1,160,137	-	1,096,212
Total	(19,870)	1,153,487	(37,376)	1,067,902
Total other income (expense)	(61,401)	1,142,289	(163,545)	1,007,602
Net income (loss)
Real property operations	111,313	(3,190)	(32,694)	(105,569)
Medical related consulting services - related party	(180,652)	(200,832)	(528,356)	(445,529)
Development services and sales of developed products	(27,781)	(1,163,250)	(94,017)	(1,641,438)
Corporate/Other	(3,154,839)	(2,966,786)	(8,924,055)	(11,085,274)
Total	$(3,251,959)	$(4,334,058)	$(9,579,122)	$(13,277,810)

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – SEGMENT INFORMATION (continued)

Identifiable long-lived tangible assets at September 30, 2020 and December 31, 2019	September 30, 2020	December 31, 2019
Real property operating	$7,662,047	$7,750,743
Medical related consulting services	228,606	263,621
Development services and sales of developed products	259,301	322,741
Total	$8,149,954	$8,337,105

Identifiable long-lived tangible assets at September 30, 2020 and December 31, 2019	September 30, 2020	December 31, 2019
United States	$7,734,740	$7,839,093
China	415,214	498,012
Total	$8,149,954	$8,337,105

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

Operating Leases

Avalon Shanghai Office Lease

On February 24, 2020, Avalon Shanghai entered into a lease for office space in Beijing, China, with a third party (the “Beijing Office Lease”). Pursuant to the Beijing Office Lease, the monthly rent is RMB 50,586 (approximately $7,000) with a required security deposit of RMB 164,764 (approximately $24,000). In addition, Avalon Shanghai needs to pay monthly maintenance fees of RMB 4,336 (approximately $600). The term of the Beijing Office Lease is 12 months commencing on March 1, 2020 and expires on February 28, 2021. For the three and nine months ended September 30, 2020, rent expense and maintenance fees related to the Beijing Office Lease amounted to approximately $36,000 and $67,000, respectively. As of September 30, 2020, the future minimum rental payment required under this Beijing Office Lease is $40,438.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases (continued)

Operating Lease for General Business

In December 2019, the Company entered into a lease in New York, U.S., with a third party (the “New York Lease”). Pursuant to the New York Lease, the monthly rent is $6,000. The term of the New York Lease is 3 years commencing on January 1, 2020 and expires on December 31, 2022. For the three and nine months ended September 30, 2020, rent expense related to the New York Lease amounted to $18,000 and $54,000, respectively.

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

Supplemental cash flow information related to the New York lease for the nine months ended September 30, 2020 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$48,000
Right-of-use asset obtained in exchange for lease obligation:
Operating lease	$201,028

Supplemental balance sheet information related to the New York Lease as of September 30, 2020 is as follows:

Operating Lease:
Operating lease right-of-use asset	$153,556

Current portion of operating lease liability	$76,379
Long-term operating lease liability	83,177
Total operating lease liability	$159,556

Weighted Average Remaining Lease Term (in years):
Operating lease	2.25

Weighted Average Discount Rate:
Operating lease	5.0%

The following table summarizes the maturity of lease liability under the New York Lease as of September 30, 2020:

For the Year Ending September 30:	Operating Lease
2021	$72,000
2022	72,000
2023	18,000
2024 and thereafter	-
Total lease payments	162,000
Amount of lease payments representing interest	(8,444)
Total present value of operating lease liability	$153,556

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Equity Investment Commitment

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within five years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.2 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.5 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of September 30, 2020, Avalon Shanghai has contributed RMB 4,300,000 (approximately $0.6 million) that was included in equity method investment on the accompanying consolidated balance sheets. Avalon Shanghai intends to use its present working capital together with borrowings from related party and equity raises to fund the project cost.

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

As of September 30, 2020, Avactis has paid $900,000 to Arbele as research and development fee, and License Agreement has not been finalized.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Line of Credit Agreement

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), a significant shareholder and director of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of September 30, 2020, $2,900,000 was outstanding under the Line of Credit.

NOTE 14 – SUBSEQUENT EVENTS

On October 20, 2020, the Company entered into a Distribution Agreement with Adial Pharmaceuticals, Inc. (“Adial”) (the “Adial Agreement”). Pursuant to the Adial Agreement, the Company was appointed as a non-exclusive sub-distributor of Adial’s SARS-CoV-2 antibody tests and antigen tests and other medical devices and equipment worldwide. Mr. Stilley, a director of the Company as well as a member of the Nominating and Corporate Governance Committee and Audit Committee, is the Chief Executive Officer and a director of Adial.

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”). From October 1, 2020 to November 9, 2020, Jefferies sold an aggregate of 41,909 shares of common stock at an average price of $1.55 per share to investors. The Company received net cash proceeds of $63,197, net of commission paid to sales agent of $1,955.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes to those unaudited condensed consolidated financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 6, 2020. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Overview

We are a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as COVID-19 related diagnostics and therapeutics. We also provide strategic advisory and outsourcing services to facilitate and enhance our clients' growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through our subsidiary structure with unique integration of verticals from innovative R&D to automated bioproduction and accelerated clinical development, we are establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and regenerative therapeutics.

Avalon achieves and fosters seamless integration of unique verticals to bridge and accelerate innovative research, bio-process development, clinical programs and product commercialization. Avalon’s upstream innovative research includes:

●	Co-development of Avalon Clinical-grade Tissue-specific Exosome (“ACTEX™”) with Weill Cornell Medicine.

●	Novel therapeutic and diagnostic targets development utilizing QTY-code protein design technology with Massachusetts Institute of Technology (MIT) including using the QTY code protein design technology for development of a hemofiltration device to treat Cytokine Storm.

●	Co-development of next generation, transposon-based, multi-target CAR-T, CAR-NK and other immune effector cell therapeutic modalities with Arbele Corp
●	Strategic partnership with the University of Natural Resources and Life Sciences (BOKU) in Vienna, Austria to develop an S-layer vaccine that can be administered by an intranasal or oral route against SARS-CoV-2, the novel coronavirus that causes COVID-19 disease.

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

Avalon’s downstream medical team and facility consists of top-rated affiliated hospital network and experts specialized in hematology, oncology, cellular immunotherapy, hematopoietic stem/progenitor cell transplant, as well as regenerative therapeutics. Our major clinical programs include:

●	AVA-001: Avalon has initiated its first-in-human clinical trial of CD19 CAR-T candidate, AVA-001 in August 2019 at the Hebei Yanda Lu Daopei Hospital and Beijing Lu Daopei Hospital in China (the world’s single largest CAR-T treatment network with over 600 patients being treated with CAR-T) for the indication of relapsed/refractory B-cell acute lymphoblastic leukemia and non-Hodgkin Lymphoma. The AVA-001 candidate (co-developed with China Immunotech Co. Ltd) is characterized by the utilization of 4-1BB (CD137) co-stimulatory signaling pathway, conferring a strong anti-cancer activity during pre-clinical study. It also features a shorter bio-manufacturing time which leads to the advantage of prompt treatment to patients where timing is important related hematologic malignancies. Avalon has plans to recruit 20 patients (under registered clinical trial NCT03952923) for safety and efficacy studies.

●	AVA-101: Avalon’s transposon-based, multi-targeted CAR-T candidate, AVA-101 (co-developed with Arbele Corp.) will enter pre-clinical process development and validation phase. AVA-101 features non-viral, transposon-engineered CAR-T with multiple anti-cancer targets, as well as possessing molecular safety-switch mechanism to minimize the side effects, such as cytokine release syndrome and neurotoxicity, often associated with conventional CAR-T cellular therapy. Following the pre-clinical process development and validation phase, Avalon anticipates that it intends to pursue first-in-human clinical study of this next generation of potentially more effective and safer CAR-T candidate.

●	ACTEX™: Stem cell-derived Avalon Clinical-grade Tissue-specific Exosomes (ACTEX™) is one of the core technology platforms that has been co-developed by Avalon GloboCare and Weill Cornell Medicine. The Company formed a strategic partnership with HydroPeptide, LLC, a leading epigenetics skin care company, to engage in co-development and commercialization of a series of clinical-grade, exosome-based cosmeceutical and orthopedic products. As part of this agreement, the Company signed a three-way Material Transfer Agreement between Avalon GloboCare, HydroPeptide and Weill Cornell Medicine.

●	FLASH-CAR™: The Company advanced its next generation immune cell therapy using FLASH-CAR™ technology co-developed with the Company’s strategic partner Arbele Limited. The adaptable FLASH-CAR™ platform can be used to create personalized cell therapy from a patient’s own cells, as well as off-the-shelf cell therapy from a universal donor.

●	AVA-Trap™: Avalon’s AVA-Trap™ therapeutic program plans to enter animal model testing followed by expedited clinical studies with the goal of providing an effective therapeutic option to combat COVID-19 and other life-threatening conditions involving cytokine storms. The Company initiated a sponsored research and co-development project with Massachusetts Institute of Technology (MIT) led by Professor Shuguang Zhang as Principal Investigator in May 2019. Using the unique QTY code protein design platform, six water-soluble variant cytokine receptors have been successfully designed and tested to show binding affinity to the respective cytokines.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

Revenues

For the three months ended September 30, 2020, we had real property rental revenue of $324,982, as compared to $264,141 for the three months ended September 30, 2019, an increase of $60,841, or 23.0%. For the nine months ended September 30, 2020, we had real property rental revenue of $923,205, as compared to $795,656 for the nine months ended September 30, 2019, an increase of $127,549, or 16.0%. The increase was primarily attributable to the increase of tenants in 2020 periods. We expect that our revenue from real property rent will remain in its current quarterly level with minimal increase in the near future. We are unsure of the short and long term financial impact of COVID -19 on our ability to collect rental income or on our overall building occupancy rate.

For the three and nine months ended September 30, 2020, we did not have any medical related consulting services revenue since there was no demand for our consulting service from our related parties and there was no order for our medical related consulting services from third party in these periods. Although we maintain close working relationships with our related parties, the consulting agreements with our related parties expired as of December 31, 2019. There was no order from related party and third party customers in the nine months ended September 30, 2020. Currently, we are negotiating with our potential customers and expect to enter consulting services agreements in the first quarter of 2021. For the three and nine months ended September 30, 2019, we had medical related consulting services revenue from related parties of $108,520 and $234,214, respectively.

For the three and nine months ended September 30, 2020, we did not have any revenue from contract services through performing development services for hospitals and other customers and sales of developed products to hospitals and other customers. For the three and nine months ended September 30, 2019, we had revenue from contract services through performing development services for hospitals and other customers and sales of developed products to hospitals and other customers of $10,555 and $37,237, respectively. Feedback received from our research partners is that our exosome isolation system does not produce consistent results and does not deliver high exosome yields and concentrations and needs revision. We have discontinued sales of our exosome isolation system product. However, we are actively developing other unrelated proprietary exosome related products for sale or licensure.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended September 30, 2020, our real property operating expenses amounted to $135,821, as compared to $193,738 for the three months ended September 30, 2019, a decrease of $57,917, or 29.9%. The decrease was mainly due to a decrease in maintenance fees of approximately $10,000, and a decrease in other miscellaneous items of approximately $48,000.

For the nine months ended September 30, 2020, our real property operating expenses amounted to $663,086, as compared to $617,173 for the nine months ended September 30, 2019, an increase of $45,913, or 7.4%. The increase was mainly due to an increase in real property repairs and maintenance expenses of approximately $9,000, an increase in electric utility of approximately $14,000, and an increase in other miscellaneous items of approximately $23,000.

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

For the three and nine months ended September 30, 2019, costs of medical related consulting services amounted to $94,442 and $202,908, respectively. There were no comparative revenue and related costs of revenue from our medical related consulting services for the three and nine months ended September 30, 2020 since there was no demand for our consulting service from our related parties in these periods and there was no order for our medical related consulting services from third party.

Costs of development services and sales of developed products include inventory costs, materials and supplies costs, internal labor and related benefits, depreciation, other overhead costs and shipping and handling costs incurred.

For the three and nine months ended September 30 2019, costs of development services for hospitals and other customers and sales of developed products to hospitals and other customers amounted to $41,808 and $103,899, respectively. We had neither revenue nor cost of revenue from this segment in the three and nine months ended September 30, 2020.

Real Property Operating Income

Our real property operating income for the three months ended September 30, 2020 was $189,161, representing an increase of $118,758, or 168.7%, as compared to $70,403 for the three months ended September 30, 2019. The increase was mainly attributable to the increase in rental revenue resulting from the increase of tenants and the decrease in real property operating expenses as described above. Our real property operating income for the nine months ended September 30, 2020 was $260,119, representing an increase of $81,636, or 45.7%, as compared to $178,483 for the nine months ended September 30, 2019. The increase was mainly attributable to the increase in rental revenue resulting from the increase of tenants as described above, offset by the increase in real property operating expenses. We expect our real property operating income will remain in its current quarterly level with minimal decrease in the near future. We are unsure of the short and long term financial impact of COVID -19 on our ability to collect rental income or on our overall building occupancy rate.

Gross Profit from Medical Related Consulting Services and Gross Margin

We did not generate any gross profit from medical related consulting services in the three months ended September 30, 2020. Our gross profit from medical related consulting services for the three months ended September 30, 2019 was $14,078, with a gross margin of 13.0%.

We did not generate any gross profit from medical related consulting services in the nine months ended September 30, 2020. Our gross profit from medical related consulting services for the nine months ended September 30, 2019 was $31,306, with a gross margin of 13.4%.

Gross Loss from Development Services and Sales of Developed Products and Gross Margin

We did not generate any gross profit from development services and sales of developed products in the three months ended September 30, 2020. Our gross loss from development services and sales of developed products for the three months ended September 30, 2019 was $31,253, with a gross margin of (296.1)%.

We did not generate any gross profit from development services and sales of developed products in the nine months ended September 30, 2020. Our gross loss from development services and sales of developed products for the nine months ended September 30, 2019 was $66,662, with a gross margin of (179.0)%.

Other Operating Expenses

For the three and nine months ended September 30, 2020 and 2019, other operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Professional fees	$1,753,182	$1,630,827	$4,868,530	$3,891,539
Compensation and related benefits	1,058,570	2,187,959	3,241,090	6,388,292
Research and development	238,432	265,139	674,935	1,367,310
Advertising expenses	102,472	141,100	216,317	606,922
Amortization	-	81,892	-	245,678
Travel and entertainment	32,735	92,087	137,548	389,101
Directors and officers liability insurance premium	78,862	55,057	194,887	122,720
Other general and administrative	115,466	65,503	342,389	406,966
Impairment loss	-	1,010,011	-	1,010,011
	$3,379,719	$5,529,575	$9,675,696	$14,428,539

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to being a public company. For the three months ended September 30, 2020, professional fees increased by $122,355, or 7.5%, as compared to the three months ended September 30, 2019. The increase was primarily attributable to an increase in consulting fees of approximately $690,000 mainly due to the increase in use of consulting service providers, offset by a decrease in legal services fees of approximately $486,000 primarily due to the decrease in use of legal service providers, and a decrease in other miscellaneous items of approximately $82,000. For the nine months ended September 30, 2020, professional fees increased by $976,991, or 25.1%, as compared to the nine months ended September 30, 2019. The increase was primarily attributable to an increase in consulting fees of approximately $840,000 mainly due to the increase in stock-based consulting fees, an increase in accounting service charges of approximately $89,000 as a result of the increase in stock-based accounting fees and an increase in other miscellaneous items of approximately $48,000. We expect that our professional fees will remain in its current quarterly level with minimal increase in the near future.

●	For the three months ended September 30, 2020, compensation and related benefits decreased by $1,129,389, or 51.6%, as compared to the three months ended September 30, 2019. The significant decrease was primarily attributable to a decrease in stock-based compensation of approximately $1,198,000 which reflected the value of options granted and vested to our management. For the nine months ended September 30, 2020, compensation and related benefits decreased by $3,147,202, or 49.3%, as compared to the nine months ended September 30, 2019. The significant decrease was primarily attributable to a decrease in stock-based compensation of approximately $3,181,000 which reflected the value of options granted and vested to our management. We expect that our compensation and related benefits will remain at its current quarterly level in the rest of 2020.

●	For the three months ended September 30, 2020, research and development expenses decreased by $26,707, or 10.1%, as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, research and development expenses decreased by $692,375, or 50.6%, as compared to the nine months ended September 30, 2019. Our first project with Arbele was completed in January 2020 and no further research and development project was incurred in the nine months ended September 30, 2020. Our research and development contract with Weill Cornell Medicine expired as of November 2019 and expect to enter another agreement by the end of fourth quarter of 2020. Therefore, our research and development expenses in 2020 periods decreased as compared to the corresponding periods of 2019. We expect our research and development expenses will increase in the near future.

●	For the three months ended September 30, 2020, advertising expenses decreased by $38,628 or 27.4% as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, advertising expenses decreased by $390,605 or 64.4% as compared to the nine months ended September 30, 2019. The decrease was primarily due to decreased advertising activities incurred as a result of stricter control on corporation spending. We expect that our advertising expenses will continue to decrease in the near future.

●	For the three months ended September 30, 2020, amortization expense from intangible assets decreased by $81,892, or 100.0%, as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, amortization expense from intangible assets decreased by $245,678, or 100.0%, as compared to the nine months ended September 30, 2019. At the end of September 2019, our intangible assets were impaired to zero and therefore, no amortization expense was recorded related to intangible assets in the nine months ended September 30, 2020.

●	For the three months ended September 30, 2020, travel and entertainment expense decreased by $59,352, or 64.5%, as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, travel and entertainment expense decreased by $251,553, or 64.6%, as compared to the nine months ended September 30, 2019. The decrease was mainly due to decreased business travel activities and decreased entertainment expenditure resulting from COVID-19. In the nine months ended September 30, 2020, the spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, such as, cease traveling to non-essential jobs and curtail all unnecessary travel, and stay at home as much as possible.

●	For the three months ended September 30, 2020, directors and officers liability insurance premium increased by $23,805, or 43.2%, as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, directors and officers liability insurance premium increased by $72,167, or 58.8%, as compared to the nine months ended September 30, 2019. The increase was mainly due to different insurance provider with different premium.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, academic sponsorship, and other miscellaneous items. For the three months ended September 30, 2020, other general and administrative expenses increased by $49,963, or 76.3%, as compared to the three months ended September 30, 2019, which was mainly due to an increase in fee from NASDAQ of approximately $29,000, and an increase in other miscellaneous items of approximately $21,000. For the nine months ended September 30, 2020, other general and administrative expenses decreased by $64,577, or 15.9%, as compared to the nine months ended September 30, 2019, which was mainly due to a decrease in academic sponsorship expenditure of approximately $95,000, offset by an increase in other miscellaneous items of approximately $30,000.

●	In September 2019, we assessed our intangible assets for any impairment and concluded that there were indicators of impairment as of September 30, 2019 and we calculated that the estimated undiscounted cash flows were less than the carrying amount of those intangible assets. We have not been able to realize the financial projections provided by Dr. Zhou at the time of the intangible assets purchase and have decided to impair the intangible assets to zero. Based on our analysis, we recognized an impairment loss of $1,010,011 for the three and nine months ended September 30, 2019, which reduced the value of intangible assets purchased to zero. We did not record any impairment charge for the three and nine months ended September 30, 2020.

Loss from Operations

As a result of the foregoing, for the three months ended September 30, 2020, loss from operations amounted to $3,190,558, as compared to $5,476,347 for the three months ended September 30, 2019, a decrease of $2,285,789, or 41.7%.

As a result of the foregoing, for the nine months ended September 30, 2020, loss from operations amounted to $9,415,577, as compared to $14,285,412 for the nine months ended September 30, 2019, a decrease of $4,869,835, or 34.1%.

Other Income (Expense)

Other income (expense) mainly includes interest expense, change in fair value of warrants liabilities, allocated financing costs, and loss from equity-method investment.

Other expense, net, totaled $61,401 for the three months ended September 30, 2020, as compared to other income, net, of $1,142,289 for the three months ended September 30, 2019, a decrease of $1,203,690, or 105.4%, which was primarily attributable to a decrease in change in fair value of warrants liabilities of approximately $1,160,000, an increase in interest expense of approximately $30,000, a decrease in other income approximately $24,000, offset by a decrease in loss from equity method investment of approximately $10,000.

Other expense, net, totaled $163,545 for the nine months ended September 30, 2020, as compared to other income, net, of $1,007,602 for the nine months ended September 30, 2019, a decrease of $1,171,147, or 116.2%, which was primarily attributable to a decrease in change in fair value of warrants liabilities of approximately $1,622,000, an increase in interest expense of approximately $66,000, a decrease in other income approximately $22,000, offset by a decrease in allocated financing expense of approximately $525,000 and a decrease in loss from equity method investment of approximately $13,000.

Income Taxes

We did not have any income taxes expense for the three and nine months ended September 30, 2020 and 2019 since we incurred losses in the periods.

Net Loss

As a result of the factors described above, our net loss was $3,251,959 for the three months ended September 30, 2020, as compared to $4,334,058 for the three months ended September 30, 2019, a decrease of $1,082,099 or 25.0%.

As a result of the factors described above, our net loss was $9,579,122 for the nine months ended September 30, 2020, as compared to $13,277,810 for the nine months ended September 30, 2019, a decrease of $3,698,688 or 27.9%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $3,251,959 or $(0.04) per share (basic and diluted) for the three months ended September 30, 2020, as compared with $3,858,195, or $(0.05) per share (basic and diluted) for the three months ended September 30, 2019, a change of $606,236 or 15.7%.

The net loss attributable to Avalon GloboCare Corp. common shareholders was $9,579,122 or $(0.12) per share (basic and diluted) for the nine months ended September 30, 2020, as compared with $12,621,235, or $(0.17) per share (basic and diluted) for the nine months ended September 30, 2019, a change of $3,042,113 or 24.1%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Genexosome, Avactis, and Exosome, is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing Genexosome, is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $39,698 and a foreign currency translation loss of $69,388 for the three months ended September 30, 2020 and 2019, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $20,941 and a foreign currency translation loss of $60,009 for the nine months ended September 30, 2020 and 2019, respectively. This non-cash gain/loss had the effect of decreasing/increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $3,212,261 and $4,403,446 for the three months ended September 30, 2020 and 2019, respectively.

As a result of our foreign currency translation adjustment, we had comprehensive loss of $9,558,181 and $13,337,819 for the nine months ended September 30, 2020 and 2019, respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2020 and December 31, 2019, we had cash balance of approximately $1,396,000 and $765,000, respectively. These funds are kept in financial institutions located as follows:

Country:	September 30, 2020		December 31, 2019
United States	$1,203,710	86.3%	$371,929	48.6%
China	191,800	13.7%	392,962	51.4%
Total cash	$1,395,510	100.0%	$764,891	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2019 to September 30, 2020:

	September 30,	December 31,	Changes in
	2020	2019	Amount	Percentage
Working capital deficit:
Total current assets	$2,153,499	$1,571,095	$582,404	37.1%
Total current liabilities	2,439,494	2,835,463	(395,969)	(14.0)%
Working capital deficit	$(285,995)	$(1,264,368)	$978,373	(77.4)%

Our working capital deficit decreased by $978,373 to $285,995 at September 30, 2020 from $1,264,368 at December 31, 2019. The decrease in working capital deficit was primarily attributable to an increase in cash of approximately $631,000, an increase in rent receivable of approximately $74,000, an increase in prepaid expenses and other current assets of approximately $181,000, a decrease in accrued professional fees of approximately $280,000, a decrease in accrued research and development fees of approximately $208,000, a decrease in accrued payroll liability of approximately $127,000, offset by a decrease in accounts receivable – related party of approximately $215,000, a decrease in deferred financing costs of approximately $83,000, an increase in accrued liabilities and other payables of approximately $66,000, an increase in accrued liabilities and other payables – related parties of approximately $75,000, and an increase in operating lease obligation of approximately $76,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following summarizes the key components of our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(6,185,198)	$(5,318,165)
Net cash used in investing activities	(28,594)	(538,368)
Net cash provided by financing activities	6,841,783	4,693,704
Effect of exchange rate on cash	2,628	(17,118)
Net increase (decrease) in cash	$630,619	$(1,179,947)

Net cash flow used in operating activities for the nine months ended September 30, 2020 was $6,185,198, which primarily reflected our consolidated net loss of approximately $9,579,000, and the changes in operating assets and liabilities, primarily consisting of an increase in rent receivable of approximately $94,000, an increase in prepaid expenses and other current assets of approximately $353,000, a decrease in accrued liabilities and other payables of approximately $681,000, offset by a decrease in accounts receivable – related party of approximately $214,000, an increase in accrued liabilities and other payables – related parties of approximately $75,000, and the non-cash items adjustment primarily consisting of depreciation and amortization of approximately $233,000, and stock-based compensation and service expense of approximately $3,965,000.

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

Net cash flow used in investing activities was $28,594 for the nine months ended September 30, 2020 as compared to $538,368 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we made additional investment in equity method investment of approximately $29,000.  During the nine months ended September 30, 2019, we made payment for purchase of property and equipment of approximately $379,000, made payment for improvement of commercial real estate of approximately $16,000, made prepayment for purchase of long-term assets of approximately $26,000, and made payment for equity method investment of approximately $117,000.

Net cash flow provided by financing activities was $6,841,783 for the nine months ended September 30, 2020 as compared to $4,693,704 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we received proceeds from related party borrowings of $300,000 and net proceeds from equity offering of approximately $6,742,000 (net of cash paid for commission and offering costs of approximately $492,000), offset by repayments made for note payable – related party of $200,000. During the nine months ended September 30, 2019, we received proceeds from note payable – related party of $1,000,000, and net proceeds for equity offering of approximately $5,104,000, offset by repayments made for note payable – related party of $410,000, and repayments for loan payable of $1,000,000.

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

In the third quarter of 2019, we had secured a $20 million credit facility (Line of Credit) provided by our Chairman, Wenzhao Lu.  The unsecured credit facility bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. The note is not convertible to equity. As of September 30, 2020, the total principal amount outstanding under the Credit Line was $2.9 million and we have approximately $17.1 million remaining available under the Line Credit.

On December 13, 2019, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. As of April 6, 2020, the aggregate market value of our outstanding common stock held by non-affiliates, or public float, was $39,564,237, based on 23,691,160 shares of our outstanding common stock that were held by non-affiliates on such date and a price of $1.67 per share, which was the price at which our common stock was last sold on The Nasdaq Capital Market on February 19, 2020 (a date within 60 days of the date hereof), calculated in accordance with General Instruction I.B.6 of Form S-3. We have not offered any securities pursuant to General Instruction I.B.6 of Form S-3 in the 12 calendar months preceding the date of this prospectus supplement. We filed a prospectus supplement to amend and supplement the information in our prospectus and original prospectus supplement based on the amount of securities that we are eligible to sell under General Instruction I.B.6 of Form S-3. After giving effect to the $13,000,000 offering limit imposed by General Instruction I.B.6 of Form S-3, we may offer and sell additional shares of our common stock having an aggregate offering price of up to $13,000,000 from time to time through Jefferies acting as our sales agent in accordance with the terms of the sales agreement. As of September 30, 2020, we sold a total of 3,606,910 shares of our common stock through Jefferies with an aggregate offering price of $6,507,414 and we have approximately $8.5 million offering price remaining available under the Sales Agreement.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2020, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating lease commitment	$202,438	$112,438	$90,000	$-	$-
Acquisition consideration	100,000	100,000	-	-	-
Borrowings from related party (principal)	3,290,000	-	3,290,000	-	-
Accrued interest – related party	125,363	125,363	-	-	-
Epicon equity investment obligation	839,371	279,790	559,581	-	-
AVAR joint venture commitment	10,736,290	736,290	5,000,000	5,000,000	-
Total	$15,293,462	$1,353,881	$8,939,581	$5,000,000	$-

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended September 30, 2020 and 2019, we had an unrealized foreign currency translation gain of approximately $40,000 and an unrealized foreign currency translation loss of approximately $69,000, respectively, because of changes in the exchange rate. For the nine months ended September 30, 2020 and 2019, we had an unrealized foreign currency translation gain of approximately $21,000 and an unrealized foreign currency translation loss of approximately $60,000, respectively, because of changes in the exchange rate.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2020, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of September 30, 2020 due to the significant deficiencies which aggregate to a material weakness and was previously reported in our Form 10-K Annual Report for the year ended December 31, 2019 (“2019 10-K”), that have not yet been remediated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Shares Issued for Services

During the nine months ended September 30, 2020, we issued a total of 1,032,577 shares of our common stock for services rendered and to be rendered. These shares were valued at $1,309,480, the fair market values on the grant dates using the reported closing share prices on the dates of grant and we recorded stock-based compensation expense of $1,248,159 for the nine months ended September 30, 2020 and reduced accrued liabilities of $35,325 and recorded prepaid expense of $25,996 as of September 30, 2020 which will be amortized over the rest of corresponding service periods.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On October 20, 2020, the Company entered into a Distribution Agreement with Adial Pharmaceuticals, Inc. (“Adial”) (the “Adial Agreement”). Pursuant to the Adial Agreement, the Company was appointed as a non-exclusive sub-distributor of Adial’s SARS-CoV-2 antibody tests and antigen tests and other medical devices and equipment worldwide. Mr. Stilley, a director of the Company as well as a member of the Nominating and Corporate Governance Committee and Audit Committee, is the Chief Executive Officer and a director of Adial.

On August 17, 2020, the Company entered into a Commercialization Partnership Agreement with Cellex, Inc. (“Cellex”), which was dated August 10, 2020 (the “Cellex Agreement”). Pursuant to the Cellex Agreement, the Company was granted a right to promote, market, transfer, distribute, and/or sell Cellex’s qSARS-COV-2 IgG/IgM Rapid Test Kit and Kit Control on a non-exclusive basis. The Cellex Agreement provides that the Company may purchase the products at a set per unit price and, in the event of bulk sales or tender offers, the Company may receive a commission.

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company’s registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. During the nine months ended September 30, 2020, Jefferies sold an aggregate of 3,468,315 shares of common stock at an average price of $1.80 per share to investors. The Company recorded net proceeds of $5,875,755, net of commission and other offering costs of $357,923. From October 1, 2020 to November 9, 2020, Jefferies sold an aggregate of 41,909 shares of common stock at an average price of $1.55 per share to investors. The Company received net cash proceeds of $63,197, net of commission paid to sales agent of $1,955.

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

AVALON GLOBOCARE CORP.
(Registrant)

Date: November 9, 2020	By:	/s/ David K. Jin
David K. Jin
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)

