Form 10-K
period 2020-12-31
Avalon GloboCare Corp.
filed 2021-03-30
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 000-55709

(Name of registrant as specified in its charter)

Delaware	47-1685128
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4400 Route 9 South, Suite 3100
Freehold, New Jersey 07728	732-780-4400
(Address of principal executive offices)	(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of each Class:	Trading Symbol	Name of Each Exchange
Common Stock, $0.0001 par value per share	AVCO	The NASDAQ Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was approximately $48,343,000.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of March 30, 2021, was 84,405,614.

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

ii

PART I

ITEM 1. BUSINESS

Overview

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as COVID-19 related diagnostics and therapeutics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through its subsidiary structure with unique integration of verticals from innovative R&D to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and COVID-19 related vaccine and therapeutics.

Avalon achieves and fosters seamless integration of unique verticals to bridge and accelerate innovative research, bio-process development, clinical programs and product commercialization. Avalon’s upstream innovative research includes:

●	Development of Avalon Clinical-grade Tissue-specific Exosome (“ACTEX™”)

●	Novel therapeutic and diagnostic targets development utilizing QTY-code protein design technology with Massachusetts Institute of Technology (MIT) including using the QTY code protein design technology for development of a hemofiltration device to treat Cytokine Storm.

●	Co-development of next generation, transposon-based, multi-target CAR-T, CAR-NK and other immune effector cell therapeutic modalities with Arbele Limited.

●	Strategic partnership with the University of Natural Resources and Life Sciences (BOKU) in Vienna, Austria to develop an S-layer vaccine that can be administered by an intranasal or oral route against SARS-CoV-2, the novel coronavirus that causes COVID-19 disease.

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

Avalon’s downstream medical team and facility consists of top-rated affiliated hospital network and experts specialized in hematology, oncology, cellular immunotherapy, hematopoietic stem/progenitor cell transplant, as well as regenerative therapeutics. Our major clinical programs include:

●	AVA-001: Avalon has initiated its first-in-human clinical trial of CD19 CAR-T candidate, AVA-001 in August 2019 at the Hebei Yanda Lu Daopei Hospital and Beijing Lu Daopei Hospital in China (the world’s single largest CAR-T treatment network with over 600 patients being treated with CAR-T) for the indication of relapsed/refractory B-cell acute lymphoblastic leukemia and non-Hodgkin Lymphoma. The AVA-001 candidate (co-developed with China Immunotech Co. Ltd) is characterized by the utilization of 4-1BB (CD137) co-stimulatory signaling pathway, conferring a strong anti-cancer activity during pre-clinical study. It also features a shorter bio-manufacturing time which leads to the advantage of prompt treatment to patients where timing is important related hematologic malignancies. Avalon has successfully completed the first-in-human clinical trial of its AVA-001 anti-CD19 CAR-T cell therapy as a bridge to allogeneic bone marrow transplantation for patients with relapsed/refractory B-cell acute lymphoblastic leukemia at the Lu Daopei Hospital (registered clinical trial number NCT03952923) with excellent efficacy (90% complete remission rate) and minimal adverse side effects. Avalon is currently expanding the patient recruitment for AVA-001 to include relapsed/refractory non-Hodgkin lymphoma patients.

●	ACTEX™: Stem cell-derived Avalon Clinical-grade Tissue-specific Exosomes (ACTEX™) is one of the core technology platforms that has been co-developed by Avalon GloboCare and Weill Cornell Medicine. The Company formed a strategic partnership with HydroPeptide, LLC, a leading epigenetics skin care company, to engage in co-development and commercialization of a series of clinical-grade, exosome-based cosmeceutical and orthopedic products. As part of this agreement, the Company signed a three-way Material Transfer Agreement between Avalon GloboCare, HydroPeptide and Weill Cornell Medicine.

●	FLASH-CAR™: The Company advanced its next generation immune cell therapy using RNA-based, non-viral FLASH-CAR™ technology co-developed with the Company’s strategic partner Arbele Limited. The adaptable FLASH-CAR™ platform can be used to create personalized cell therapy from a patient’s own cells, as well as off-the-shelf cell therapy from a universal donor. Our leading candidate, AVA-011, is currently at process development stage to generate clinical-grade cell-therapy products for subsequent clinical studies.

●	AVA-Trap™: Avalon’s AVA-Trap™ therapeutic program plans to enter animal model testing followed by expedited clinical studies with the goal of providing an effective therapeutic option to combat COVID-19 and other life-threatening conditions involving cytokine storms. The Company initiated a sponsored research and co-development project with Massachusetts Institute of Technology (MIT) led by Professor Shuguang Zhang as Principal Investigator in May 2019. Using the unique QTY code protein design platform, six water-soluble variant cytokine receptors have been successfully designed and tested to show binding affinity to the respective cytokines.

For the year ended December 31, 2020 we generated revenue by providing medical related consulting services in advanced areas of immunotherapy and second opinion/referral services through our wholly-owned subsidiary Avalon (Shanghai) Healthcare Technology Co., Ltd., or Avalon Shanghai. We also own and operate rental commercial real property in New Jersey, where we are headquartered. We discontinued sales of exosome isolation systems in China and the US through our joint venture Genexosome Technologies, Inc.

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

We own 100% of the capital stock of Avalon Healthcare Systems, Inc., a Delaware corporation, or AHS, which we acquired on October 19, 2016. AHS was incorporated on May 18, 2015 under the laws of the State of Delaware. In addition, we own through AHS 100% of the capital stock of Avalon (Shanghai) Healthcare Technology Co., Ltd., or Avalon Shanghai, which is a wholly foreign-owned enterprise, or WOFE, organized under the laws of the People’s Republic of China, or PRC or China. Avalon Shanghai was incorporated on April 29, 2016 and is engaged in medical related consulting services for customers. On January 23, 2017, we incorporated Avalon (BVI) Ltd, a British Virgin Islands company (dormant and in process of being dissolved). On February 7, 2017, we formed Avalon RT 9 Properties, LLC, a New Jersey limited liability company. In July 2017, we formed Genexosome Technologies Inc., a Nevada corporation, or Genexosome. Effective October 25, 2017, Genexosome owns 100% of the capital stock of Beijing Jieteng (Genexosome) Biotech Co., Ltd., a corporation incorporated in the People’s Republic of China on August 7, 2015 (“Beijing Genexosome”), and the Company holds 60% of Genexosome and Dr. Yu Zhou holds 40% of Genexosome. Beijing Genexosome is engaged in providing development services and selling developed items to customers in China.

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd., or Unicorn, pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within five years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.2 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive operation by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.5 million). The board of directors of Epicon shall consist of five members with Unicorn appointing three members and Avalon Shanghai appointing two members. As of December 31, 2020, Unicorn has invested the premises of the laboratories of Nanjing BENQ hospital as GMP level research and manufacture facility and Avalon Shanghai has contributed RMB 4,500,000 (approximately $0.7 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

On July 18, 2018, we formed a wholly owned subsidiary, Avactis Biosciences Inc. (“Avactis”), a Nevada corporation, which will be focused on accelerating commercial activities related to cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others. The subsidiary is designed to integrate and optimize our global scientific and clinical resources to further advance the use of cellular therapies to treat certain cancers. On October 23, 2018, Avactis and Arbele Limited (“Arbele”) agreed to the establishment of AVAR BioTherapeutics (China) Co. Ltd. (“AVAR”), a Sino-foreign equity joint venture, pursuant to an Equity Joint Venture Agreement (the “AVAR Agreement”), which will be owned 60% by Avactis and 40% by Arbele. The purpose and business scope of the Joint Venture is to research, develop, produce, sell, distribute and generally commercialize CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy in China. Avactis is required to contribute USD $10 million (or equivalent in RMB) in cash and/or services, which shall be contributed in tranches based on milestones to be determined jointly by AVAR and Avactis in writing subject to Avactis’ cash reserves. Within 30 days, Arbele shall make contribution of USD $6.66 million in the form of entering into a License Agreement with AVAR granting AVAR with an exclusive right and license in China to its technology and intellectual property pertaining to CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy technology and any additional technology developed in the future with terms and conditions to be mutually agreed upon Avactis and AVAR and services. As of the date hereof, the License Agreement has not been finalized.

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

Markets

We will focus on the following markets in developing our core business:

Platform “Avalon Cell”

Regarded as the future of medicine, we believe cell-based therapeutics will replace pharmaceuticals as a more effective and functional modality in disease treatment. We are actively engaging in this revolutionary trend and positioning to take a leading role in cell-based technology and therapeutics. The business model for our “Avalon Cell” platform is based on stringent criteria in the selection and evaluation of candidate projects at different stages of their developmental cycle. We particularly focus on projects that have strong intellectual property and distinctive innovation, as well as being translational, application-driven, and commercialization-ready. Our technology-based platform, “Avalon Cell”, comprises four programs:

●	Novel therapeutic and diagnostic targets development utilizing QTY-code protein design technology with Massachusetts Institute of Technology (MIT) including using the QTY code protein design technology for development of a hemofiltration device to treat Cytokine Storm.

●	Co-development of next generation, transposon-based, multi-target CAR-T, CAR-NK and other immune effector cell therapeutic modalities with Arbele Limited.

●	Strategic partnership with the University of Natural Resources and Life Sciences (BOKU) in Vienna, Austria to develop an S-layer vaccine that can be administered by an intranasal or oral route against SARS-CoV-2, the novel coronavirus that causes COVID-19 disease.

●	Exosome technology, small extracellular vesicles that have great potential to be used in diagnostics (“liquid biopsy”) and regenerative therapeutics. We have commenced developing collaborative sites at Weill Cornell Medical College in the United States, as well as Lu Daopei Hospital of Daopei Medical Group and Da An Gene Co, Ltd. in China, focusing on exosome-based diagnostics and therapeutics.

Revenue

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

Employees

As of March 29, 2021, we employed eight employees, six of which are full time employees. None of our employees are represented by a collective bargaining arrangement.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

General Operating and Business Risks

●	Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

●	Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

●	Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

●	We depend upon key personnel and need additional personnel.

●	Currently, we have several consulting contracts with related parties in China. The loss of such customers could adversely impact our financial condition and results of operations.

●	Our auditors have issued a “Going Concern” audit opinion.

●	We must effectively manage the growth of our operations, or our company will suffer.

●	Our business requires substantial capital, and if we are unable to maintain adequate financing sources our profitability and financial condition will suffer and jeopardize our ability to continue operations.

●	Our revenue and results of operations may suffer if we are unable to attract new clients, continue to engage existing clients, or sell additional products and services.

●	Our prospects will suffer if we are not able to hire, train, motivate, manage, and retain a significant number of highly skilled employees.

●	Potential liability claims may adversely affect our business.

●	In accordance with our strategic development policy, we may invest in companies for strategic reasons and may not realize a return on our investments.

●	Our growing operations in the PRC could expose us to risks that could have an adverse effect on our costs of operations.

●	We face intense competition which could cause us to lose market share.

●	If we are unable to obtain and maintain sufficient intellectual property protection for our products and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.

●	We may face uncertainty and difficulty in obtaining and enforcing our patents and other proprietary rights.

●	We may not be able to protect our intellectual property rights throughout the world.

●	Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

●	Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and any patent protection we may obtain in the future could be reduced or eliminated for non-compliance with these requirements.

●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If we fail to protect or enforce our intellectual property rights adequately or secure rights to patents of others, the value of our intellectual property rights would diminish.

●	If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

●	We may be subject to claims challenging the inventorship of patents and other intellectual property.

●	If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

●	Breaches or compromises of our information security systems or our information technology systems or infrastructure could result in exposure of private information, disruption of our business and damage to our reputation, which could harm our business, results of operation and financial condition.

●	We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act or Chinese anti-corruption law could have a material adverse effect on our business.

Risk Factors Related to Clinical and Commercialization Activity

●	We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to do so, the FDA may not permit us to proceed.

●	We have limited experience in conducting clinical trials.

●	Delays in the commencement, enrollment, and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

●	Our success depends upon the viability of our product candidates and we cannot be certain any of them will receive regulatory approval to be commercialized.

●	As the results of earlier pre-clinical studies or clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

●	Our business faces significant government regulation, and there is no guarantee that our product candidates will receive regulatory approval.

●	Even if our product candidates receive regulatory approval, we may still face future development and regulatory difficulties.

●	If we or current or future collaborators, manufacturers, or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions and substantial penalties, which could affect our ability to develop, market and sell our products and may harm our reputation.

●	Any cell based therapies we develop may become subject to unfavorable pricing regulations, third party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.

●	The healthcare industry is heavily regulated in the U.S. at the federal, state, and local levels, and our failure to comply with applicable requirements may subject us to penalties and negatively affect our financial condition.

●	Our ability to obtain reimbursement or funding from the federal government may be impacted by possible reductions in federal spending.

Risks Related to Doing Business in China

●	If we become directly subject to the recent scrutiny, criticism and negative publicity involving certain U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved quickly.

●	Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

●	Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

●	The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

●	We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations implemented on September 8, 2006.

●	Under the current Enterprise Income Tax, or EIT, law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non- PRC stockholders.

●	We may be subject to fines and legal sanctions if we or our Chinese employees fail to comply with PRC regulations relating to employee stock options granted by overseas listed companies to PRC citizens.

●	The new M&A Rules establish more complex procedures for some acquisitions of Chinese companies by foreign investor which could make it more difficult for us to pursue growth through acquisitions in China.

●	Government control of currency conversion and future movements in exchange rates may adversely affect our operations and financial results.

Risks Related to Our Securities

●	The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

●	Future sales of our common stock or securities convertible or exchangeable for our common stock may cause our stock price to decline.

●	You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

●	The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger.

●	We are a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

●	If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

●	Our officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

●	We may be exposed to additional risks as a result of “going public” by means of a reverse acquisition transaction.

●	We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

●	Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock on a national securities exchange.

●	If we cannot satisfy, or continue to satisfy, the initial listing requirements and other rules of the Nasdaq Capital Market, our securities may be delisted, which could negatively impact the price of our securities and your ability to sell them.

●	We could be subject to securities class action litigation.

General Operating and Business Risks

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

The recent outbreak of the Coronavirus Disease 2019, or COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. Although several vaccines have been developed, a public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

We incurred a net loss amounting to $12,679,438 for the year ended December 31, 2020 and a net loss amounting to $18,070,161 for the year ended December 31, 2019. If we incur additional significant losses, our stock price may decline, perhaps significantly. Our management is developing plans to achieve profitability. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are a new enterprise, we expect that net losses will continue.

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

During the year ended December 31, 2020, we recognized an aggregate of $1,377,762 in revenue, of which $170,908 was generated from related parties. During the year ended December 31, 2019, we recognized an aggregate of $1,546,305 in revenue, of which $355,544 was generated from related parties. Wenzhao Lu, our Chairman and significant shareholder, is the Chairman of each of the related parties. The loss of any related party customer would have a material adverse effect on our financial condition or results of operation, the loss of more than one such related party customer, or our failure to replace such customer with other customers, could have a material adverse effect on our financial condition and our results of operations.

Our auditors have issued an audit opinion which raises substantial doubt about our ability to continue as a going concern.

Our independent auditors have indicated, in their report on our December 31, 2020 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. We had an accumulated deficit of $42,041,375 at December 31, 2020. We have a limited operating history, incurred recurring net loss and negative cash flows from operating activities, and our continued growth is dependent upon the continuation of providing medical consulting services to our related parties, generating rental revenue from our income-producing real estate property in New Jersey and generating revenue from development services and sales of developed products; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate significant revenues. There are no assurances that we will be successful in our efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. We plan on raising capital through the sale of equity to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to our company on satisfactory terms and conditions, if any.

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

We have a strategic partnership agreement with Weill Cornell Medical College of Cornell University (“Weill Cornell”) for co-development of CAR-T, CAR-NK, endothelial cells, stem cells and exosomes. We have no rights in any Weill Cornell intellectual property resulting from this strategic partnership agreement. We may need to negotiate terms and conditions with Weill Cornell to advance our research and development activities or allow the commercialization of technology if this strategic partnership results in Weill Cornell intellectual property.

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

Our agreements with MIT, China Immuotech and AVAR’s license agreement with Arbele impose, and we expect that future agreements will impose, various development, diligence, commercialization, or other obligations on AVAR and us. In spite of our efforts, MIT, Dr. Hsu, China Immuotech or Arbele might conclude that we or AVAR have materially breached its obligations under such agreements and might therefore terminate the agreements, thereby removing or limiting our ability or our subsidiary AVAR’s ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of CAR technology or other product candidates that we may identify. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

In addition, as of December 31, 2020, 7,140,000 shares of common stock issuable upon exercise of outstanding stock options, which will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 under the Securities Act. If the shares we may issue from time to time upon exercise of outstanding options are sold, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.

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

We are obligated under various lease agreements providing for office space that expire at various dates through the year 2022. Total rent expense under these lease agreements was approximately $164,000 and $91,000 for the years ended December 31, 2020 and 2019, respectively.

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

The following table sets forth, for each of the calendar periods indicated, the quarterly high and low bid prices for our common stock quoted on the Nasdaq Capital Market. The prices in the table represent prices between dealers and do not include adjustments for retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
2019
First Quarter	$12.55	$2.60
Second Quarter	$5.63	$1.91
Third Quarter	$2.59	$1.73
Fourth Quarter	$2.32	$1.44
2020
First Quarter	$2.04	$0.50
Second Quarter	$2.19	$1.05
Third Quarter	$2.16	$1.10
Fourth Quarter	$1.33	$1.06

On March 29, 2021, the closing trading price of our shares of common stock was $1.10 per share and there were 84,405,614 common shares outstanding. On that date, there were approximately 225 registered holders of record of our shares of common stock, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers.

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

Recent Sales of Unregistered Securities

Common Shares Issued for Services

During the year ended December 31, 2020, the Company issued a total of 1,505,921 shares of its common stock for services rendered and to be rendered. These shares were valued at $1,892,520, the fair market values on the grant dates using the reported closing share prices on the dates of grant and the Company recorded stock-based compensation expense of $1,670,166 for the year ended December 31, 2020 and reduced accrued liabilities of $187,725 and recorded prepaid expense of $34,629 as of December 31, 2020 which will be amortized over the rest of corresponding service periods.

In January 2021, the Company issued a total of 300,000 shares of its common stock for services rendered. These shares were valued at $360,000, the fair market values on the grant dates using the reported closing share prices on the dates of grant and the Company reduced accrued liabilities of $360,000.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2020 and 2019 should be read in conjunction with our consolidated financial statements and related notes to those consolidated financial statements that are included elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The occurrence of COVID-19 pandemic had negativeimpact on our operations. Some tenants have delayed on rent payment and some of the universities and laboratories with which we collaborate were temporarily closed. Our general development operations have continued during the COVID-19 pandemic and we have not had significant disruption. However, we are uncertain if the COVID-19 pandemic will impact future operations at our laboratory, or our ability to collaborate with other laboratories and universities. In addition, we are unsure if the COVID-19 pandemic will impact future clinical trials. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact the Company’s business for the year of 2021.

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

Overview

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as COVID-19 related diagnostics and therapeutics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through its subsidiary structure with unique integration of verticals from innovative R&D to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and COVID-19 related vaccine and therapeutics.

Avalon achieves and fosters seamless integration of unique verticals to bridge and accelerate innovative research, bio-process development, clinical programs and product commercialization. Avalon’s upstream innovative research includes:

●	Development of Avalon Clinical-grade Tissue-specific Exosome (“ACTEX™”)

●	Novel therapeutic and diagnostic targets development utilizing QTY-code protein design technology with Massachusetts Institute of Technology (MIT) including using the QTY code protein design technology for development of a hemofiltration device to treat Cytokine Storm.

●	Co-development of next generation, transposon-based, multi-target CAR-T, CAR-NK and other immune effector cell therapeutic modalities with Arbele Limited.

●	Strategic partnership with the University of Natural Resources and Life Sciences (BOKU) in Vienna, Austria to develop an S-layer vaccine that can be administered by an intranasal or oral route against SARS-CoV-2, the novel coronavirus that causes COVID-19 disease.

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

Avalon’s downstream medical team and facility consists of top-rated affiliated hospital network and experts specialized in hematology, oncology, cellular immunotherapy, hematopoietic stem/progenitor cell transplant, as well as regenerative therapeutics. Our major clinical programs include:

●	AVA-001: Avalon has initiated its first-in-human clinical trial of CD19 CAR-T candidate, AVA-001 in August 2019 at the Hebei Yanda Lu Daopei Hospital and Beijing Lu Daopei Hospital in China (the world’s single largest CAR-T treatment network with over 600 patients being treated with CAR-T) for the indication of relapsed/refractory B-cell acute lymphoblastic leukemia and non-Hodgkin Lymphoma. The AVA-001 candidate (co-developed with China Immunotech Co. Ltd) is characterized by the utilization of 4-1BB (CD137) co-stimulatory signaling pathway, conferring a strong anti-cancer activity during pre-clinical study. It also features a shorter bio-manufacturing time which leads to the advantage of prompt treatment to patients where timing is important related hematologic malignancies. Avalon has successfully completed the first-in-human clinical trial of its AVA-001 anti-CD19 CAR-T cell therapy as a bridge to allogeneic bone marrow transplantation for patients with relapsed/refractory B-cell acute lymphoblastic leukemia at the Lu Daopei Hospital (registered clinical trial number NCT03952923) with excellent efficacy (90% complete remission rate) and minimal adverse side effects. Avalon is currently expanding the patient recruitment for AVA-001 to include relapsed/refractory non-Hodgkin lymphoma patients.

●	ACTEX™: Stem cell-derived Avalon Clinical-grade Tissue-specific Exosomes (ACTEX™) is one of the core technology platforms that has been co-developed by Avalon GloboCare and Weill Cornell Medicine. The Company formed a strategic partnership with HydroPeptide, LLC, a leading epigenetics skin care company, to engage in co-development and commercialization of a series of clinical-grade, exosome-based cosmeceutical and orthopedic products. As part of this agreement, the Company signed a three-way Material Transfer Agreement between Avalon GloboCare, HydroPeptide and Weill Cornell Medicine.

●	FLASH-CAR™: The Company advanced its next generation immune cell therapy using RNA-based, non-viral FLASH-CAR™ technology co-developed with the Company’s strategic partner Arbele Limited. The adaptable FLASH-CAR™ platform can be used to create personalized cell therapy from a patient’s own cells, as well as off-the-shelf cell therapy from a universal donor. Our leading candidate, AVA-011, is currently at process development stage to generate clinical-grade cell-therapy products for subsequent clinical studies.

●	AVA-Trap™: Avalon’s AVA-Trap™ therapeutic program plans to enter animal model testing followed by expedited clinical studies with the goal of providing an effective therapeutic option to combat COVID-19 and other life-threatening conditions involving cytokine storms. The Company initiated a sponsored research and co-development project with Massachusetts Institute of Technology (MIT) led by Professor Shuguang Zhang as Principal Investigator in May 2019. Using the unique QTY code protein design platform, six water-soluble variant cytokine receptors have been successfully designed and tested to show binding affinity to the respective cytokines.

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

Going Concern

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as COVID-19 related diagnostics and therapeutics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through its subsidiary structure with unique integration of verticals from innovative R&D to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and regenerative therapeutics.

In addition, the Company owns commercial real estate that houses its headquarters in Freehold, New Jersey and provides outsourced, customized international healthcare services to the rapidly changing health care industry primarily focused in the People’s Republic of China. The Company did not generate any revenue from development services and sales of developed products segment during the year ended December 31, 2020. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $42,041,375 at December 31, 2020, and has incurred recurring net loss and generated negative cash flow from operating activities of $12,679,438 and $7,546,100 for the year ended December 31, 2020, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey and performing development services for hospitals and other customers and sales of developed products to hospitals and other customers; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The occurrence of an uncontrollable event such as the COVID-19 pandemic had negatively impact on the Company’s operations. Some tenants have delayed on rent payment and our occupancy of our rental property has decreased. Our general development operations have continued during the COVID-19 pandemic and we have not had significant disruption. However, we are uncertain if the COVID-19 pandemic will impact future operations at our laboratory, or our ability to collaborate with other laboratories and universities. In addition, we are unsure if the COVID-19 pandemic will impact future clinical trials. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact the Company’s business for the year of 2021.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies

Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to the useful life of property and equipment and investment in real estate, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

Revenue Recognition

We recognize revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019

Revenues

For the year ended December 31, 2020, we had real property rental revenue of $1,206,854, as compared to $1,155,677 for the year ended December 31, 2019, an increase of $51,177, or 4.4%. The increase was primarily attributable to the increase of tenants in 2020. We expect that our revenue from real property rent will increase in the near future since our occupancy of our rental property increased in subsequent period.

For the year ended December 31, 2020, we had medical related consulting services revenue from related parties of $170,908, as compared to $355,544 for the year ended December 31, 2019, a decrease of $184,636, or 51.9%. The decrease was mainly attributable to the decreased demand for our consulting service from our related parties. We expect that our revenue from medical related consulting services will increase in the near future.

For the year ended December 31, 2020, we did not have any revenue from contract services through performing development services for hospitals and other customers and sales of developed products to hospitals and other customers. For the year ended December 31, 2019, we had revenue from contract services through performing development services for hospitals and other customers and sales of developed products to hospitals and other customers of $35,084. We have discontinued sales of our exosome isolation system product. However, we are actively developing other unrelated proprietary exosome related products for sale or licensure.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the year ended December 31, 2020, our real property operating expenses amounted to $851,754, as compared to $818,662 for the year ended December 31, 2019, an increase of $33,092, or 4.0%. The increase was mainly due to an increase in property management fees of approximately $11,000, and an increase in other miscellaneous items of approximately $22,000.

Costs of medical related consulting services include the cost of labor and related benefits, travel expenses related to medical related consulting services, other related consulting costs, and other overhead costs.

For the year ended December 31, 2020, costs of medical related consulting services amounted to $135,805, as compared to $284,472 for the year ended December 31, 2019, a decrease of $148,667, or 52.3%. The decrease was mainly due to the decrease in medical related consulting services revenue.

Costs of development services and sales of developed products include inventory costs, materials and supplies costs, labor and related benefits, depreciation, other overhead costs and shipping and handling costs incurred.

For the year ended December 31, 2019, costs of development services for hospitals and other customers and sales of developed products to hospitals and other customers amounted to $103,258. We had neither revenue nor cost of revenue from this segment in the year ended December 31, 2020.

Real Property Operating Income

Our real property operating income for the year ended December 31, 2020 was $355,100, representing an increase of $18,085, or 5.4%, as compared to $337,015 for the year ended December 31, 2019. The increase was mainly attributable to the increase in rental revenue resulting from the increase of tenants as described above, offset by the increase in real property operating expenses. We expect our real property operating income will increase in the near future since our occupancy rate increased in subsequent period.

Gross Profit from Medical Related Consulting Services and Gross Margin

Gross profit from medical related consulting services for the year ended December 31, 2020 was $35,103, as compared to $71,072 for the year ended December 31, 2019, a change of $35,969, or 50.6%.

Gross margin increased to 20.5% for the year ended December 31, 2020 from gross margin of 20.0% for the year ended December 31, 2019. We estimate that our gross margin from medical related consulting services segment will remain at its current yearly level.

Gross Loss from Development Services and Sales of Developed Products and Gross Margin

We did not generate any gross profit from development services and sales of developed products in the year ended December 31, 2020. Our gross loss from development services and sales of developed products for the year ended December 31, 2019 was $68,174, with a gross margin of (194.3)%.

Other Operating Expenses

For the years ended December 31, 2020 and 2019, other operating expenses consisted of the following:

	Years Ended December 31,
	2020	2019
Professional fees	$6,553,009	$5,994,129
Compensation and related benefits	4,156,150	8,743,691
Research and development	883,855	1,781,869
Advertising expenses	294,352	685,064
Amortization	-	245,678
Travel and entertainment	175,300	522,805
Directors and officers liability insurance premium	276,028	184,423
Rent and related utilities	92,370	91,033
Other general and administrative	413,158	458,440
Impairment loss	-	1,010,011
	$12,844,222	$19,717,143

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to being a public company. For the year ended December 31, 2020, professional fees increased by $558,880, or 9.3%, as compared to the year ended December 31, 2019. The increase was primarily attributable to an increase in consulting fees of approximately $989,000 mainly due to the increase in stock-based consulting fees resulting from the increase in use of consulting service providers, an increase in accounting service charges of approximately $103,000 as a result of the increase in stock-based accounting fees and an increase in other miscellaneous items of approximately $49,000, offset by a decrease in legal service fees of approximately $582,000 as a result of decrease in use of legal service providers. We expect that our professional fees will remain in its current yearly level with minimal increase in the near future.

●	For the year ended December 31, 2020, compensation and related benefits decreased by $4,587,541, or 52.5%, as compared to the year ended December 31, 2019. The significant decrease was primarily attributable to a decrease in stock-based compensation of approximately $4,133,000 which reflected the value of options granted and vested to our management, and a decrease in bonus for our three key officers of approximately $354,000, and a decrease in compensation and related benefits for other employees and directors of approximately $101,000, mainly due to the termination of employment in August 2019. We expect that our compensation and related benefits will remain in its current yearly level with minimal increase in the near future.

●	For the year ended December 31, 2020, research and development expenses decreased by $898,014, or 50.4%, as compared to the year ended December 31, 2019. Our first project with Arbele was completed in January 2020 and no further research and development project was incurred in 2020. Our research and development contract with Weill Cornell Medicine expired as of November 2019. Therefore, our research and development expenses decreased. We expect our research and development expenses will increase in the near future.

●	For the year ended December 31, 2020, advertising expenses decreased by $390,712 or 57.0% as compared to the year ended December 31, 2019. The decrease was primarily due to decreased advertising activities incurred as a result of stricter control on corporation spending. We expect that our advertising expenses will continue to decrease in the near future.

●	For the year ended December 31, 2020, amortization expense from intangible assets decreased by $245,678, or 100.0%, as compared to the year ended December 31, 2019. At the end of September 2019, our intangible assets were impaired to zero and therefore, no amortization expense was recorded related to intangible assets in the year ended December 31, 2020.

●	For the year ended December 31, 2020, travel and entertainment expense decreased by $347,505, or 66.5%, as compared to the year ended December 31, 2019. The decrease was mainly due to decreased business travel activities and decreased entertainment expenditure resulting from COVID-19. In the year ended December 31, 2020, the spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, such as, cease traveling to non-essential jobs and curtail all unnecessary travel, and stay at home as much as possible.

●	For the year ended December 31, 2020, Directors and Officers Liability Insurance premium increased by $91,605, or 49.7%, as compared to the year ended December 31, 2019. The increase was mainly due to different insurance provider with different premium.

●	For the year ended December 31, 2020, rent and related utilities expenses increased by $1,337, or 1.5%, as compared to the year ended December 31, 2019.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, academic sponsorship, and other miscellaneous items. For the year ended December 31, 2020, other general and administrative expenses decreased by $45,282, or 9.9%, as compared to the year ended December 31, 2019, which was mainly due to a decrease in academic sponsorship expenditure of approximately $95,000, offset by an increase in other miscellaneous items of approximately $50,000.

●	In September 2019, we assessed our intangible assets for any impairment and concluded that there were indicators of impairment as of September 30, 2019 and we calculated that the estimated undiscounted cash flows were less than the carrying amount of those intangible assets. We have not been able to realize the financial projections provided by Dr. Zhou at the time of the intangible assets purchase and have decided to impair the intangible assets to zero. Based on our analysis, we recognized an impairment loss of $1,010,011 for the year ended December 31, 2019, which reduced the value of intangible assets purchased to zero. We did not record any impairment charge for the year ended December 31, 2020.

Loss from Operations

As a result of the foregoing, for the year ended December 31, 2020, loss from operations amounted to $12,454,019, as compared to $19,377,230 for the year ended December 31, 2019, a decrease of $6,923,211, or 35.7%.

Other Income (Expense)

Other income (expense) mainly includes interest expense, change in fair value of warrants liabilities, allocated financing costs, loss from equity method investment, and loss from noncontrolling interest deficit adjustment.

Other expense, net, totaled $225,419 for the year ended December 31, 2020, as compared to other income, net, of $1,307,069 for the year ended December 31, 2019, a decrease of $1,532,488, or 117.2%, which was primarily attributable to a decrease in change in fair value of warrants liabilities of approximately $2,817,000, an increase in interest expense of approximately $86,000, a decrease in other income of approximately $21,000, offset by a decrease in allocated financing expense of approximately $525,000, a decrease in loss from noncontrolling interest deficit adjustment of approximately $862,000, and a decrease in loss from equity method investment of approximately $4,000.

Income Taxes

We did not have any income taxes expense for the years ended December 31, 2020 and 2019 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $12,679,438 for the year ended December 31, 2020, as compared to $18,070,161 for the year ended December 31, 2019, a decrease of $5,390,723 or 29.8%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $12,679,438 or $(0.16) per share (basic and diluted) for the year ended December 31, 2020, as compared with $18,070,161, or $(0.24) per share (basic and diluted) for the year ended December 31, 2019, a change of $5,390,723 or 29.8%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Genexosome, Avactis, and Exosome, is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing Genexosome, is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $67,237 and a foreign currency translation loss of $20,887 for the years ended December 31, 2020 and 2019, respectively. This non-cash gain/loss had the effect of decreasing/increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $12,612,201 and $18,091,048 for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

The Company has a limited operating history and its continued growth is dependent upon the providing medical consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey and performing development services for hospitals and other customers and sales of developed products to hospitals and other customers; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect the Company’s operations. Efforts to contain the spread of the coronavirus have intensified, including social distancing, travel bans and quarantine, and these are likely to negatively impact our tenants, employees and consultants. These, in turn, will not only impact our operations, financial condition and demand for our medical related consulting services but our overall ability to react timely to mitigate the impact of this event. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact our business for the year of 2021.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2020 and 2019, we had cash balance of approximately $727,000 and $765,000, respectively. These funds are kept in financial institutions located as follows:

Country:	December 31, 2020		December 31, 2019
United States	$559,711	77.0%	$371,929	48.6%
China	166,866	23.0%	392,962	51.4%
Total cash	$726,577	100.0%	$764,891	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2019 to December 31, 2020:

	December 31,		Changes in
	2020	2019	Amount	Percentage
Working capital deficit:
Total current assets	$1,286,337	$1,571,095	$(284,758)	(18.1)%
Total current liabilities	2,592,393	2,835,463	(243,070)	(8.6)%
Working capital deficit	$(1,306,056)	$(1,264,368)	$(41,688)	3.3%

Our working capital deficit increased by $41,688 to $1,306,056 at December 31, 2020 from $1,264,368 at December 31, 2019. The increase in working capital deficit was primarily attributable to a decrease in accounts receivable – related party of approximately $215,000, a decrease in deferred financing costs of approximately $89,000, an increase in accrued liabilities and other payables of approximately $89,000, an increase in accrued liabilities and other payables of approximately $71,000, an increase in accrued liabilities and other payables – related parties of approximately $119,000, and an increase in operating lease obligation of approximately $76,000, offset by an increase in prepaid expenses and other current assets of approximately $51,000, a decrease in accrued research and development fees of approximately $136,000, and a decrease in accrued payroll liability and directors’ compensation of approximately $334,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following summarizes the key components of our cash flows for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(7,546,100)	$(7,079,871)
Net cash used in investing activities	(169,185)	(552,967)
Net cash provided by financing activities	7,664,281	6,154,910
Effect of exchange rate on cash	12,690	(9,468)
Net decrease in cash	$(38,314)	$(1,487,396)

Net cash flow used in operating activities for the year ended December 31, 2020 was $7,546,100, which primarily reflected our consolidated net loss of approximately $12,679,000, and the changes in operating assets and liabilities, primarily consisting of an increase in prepaid expenses and other current assets of approximately $207,000, a decrease in accrued liabilities and other payables of approximately $837,000, offset by a decrease in accounts receivable – related party of approximately $217,000, an increase in accrued liabilities and other payables – related parties of approximately $119,000, and the non-cash items adjustment primarily consisting of depreciation and amortization of approximately $315,000, and stock-based compensation and service expense of approximately $5,494,000.

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

Net cash flow used in investing activities was $169,185 for the year ended December 31, 2020 as compared to $552,967 for the year ended December 31, 2019. During the year ended December 31, 2020, we made payment for improvement of commercial real estate of approximately $111,000 and made additional investment in equity method investment of approximately $58,000.

During the year ended December 31, 2019, we made payment for purchase of property and equipment of approximately $377,000, made payment for improvement of commercial real estate of approximately $16,000, and made payment for equity method investment of approximately $159,000.

Net cash flow provided by financing activities was $7,664,281 for the year ended December 31, 2020 as compared to $6,154,910 for the year ended December 31, 2019. During the year ended December 31, 2020, we received proceeds from related party borrowings of $600,000 and net proceeds from equity offering of approximately $7,264,000 (net of cash paid for commission and offering costs of approximately $540,000), offset by repayments made for note payable – related party of $200,000.

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

In the third quarter of 2019, we had secured a $20 million credit facility (Line of Credit) provided by our Chairman, Wenzhao Lu.  The unsecured credit facility bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. The note is not convertible to equity. As of December 31, 2020, the total principal amount outstanding under the Credit Line was $3.2 million and we have approximately $16.8 million remaining available under the Line Credit.

On December 13, 2019, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. As of April 6, 2020, the aggregate market value of our outstanding common stock held by non-affiliates, or public float, was $39,564,237, based on 23,691,160 shares of our outstanding common stock that were held by non-affiliates on such date and a price of $1.67 per share, which was the price at which our common stock was last sold on The Nasdaq Capital Market on February 19, 2020 (a date within 60 days of the date hereof), calculated in accordance with General Instruction I.B.6 of Form S-3. We have not offered any securities pursuant to General Instruction I.B.6 of Form S-3 in the 12 calendar months preceding the date of this prospectus supplement. We filed a prospectus supplement to amend and supplement the information in our prospectus and original prospectus supplement based on the amount of securities that we are eligible to sell under General Instruction I.B.6 of Form S-3. After giving effect to the $13,000,000 offering limit imposed by General Instruction I.B.6 of Form S-3, we may offer and sell additional shares of our common stock having an aggregate offering price of up to $13,000,000 from time to time through Jefferies acting as our sales agent in accordance with the terms of the sales agreement. As of December 31, 2020, we sold a total of 4,052,008 shares of our common stock through Jefferies with an aggregate offering price of $7,077,835 and we have approximately $7.9 million offering price remaining available under the Sales Agreement.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2020, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating lease commitment	$160,820	$88,820	$72,000	$-	$-
Acquisition consideration	100,000	100,000	-	-	-
Borrowings from related party (principal)	3,590,000	-	3,590,000	-	-
Accrued interest – related party	167,956	167,956	-	-	-
Epicon equity investment obligation	842,189	280,730	561,459	-	-
AVAR joint venture commitment	10,765,626	765,626	5,000,000	5,000,000	-
Total	$15,626,591	$1,403,132	$9,223,459	$5,000,000	$-

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the years ended December 31, 2020 and 2019, we had an unrealized foreign currency translation gain of approximately $67,000 and an unrealized foreign currency translation loss of approximately $21,000, respectively, because of changes in the exchange rate.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. During evaluation of disclosure controls and procedures as of December 31, 2020 conducted as part of our annual audit and preparation of our annual financial statements, the CEO and CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective due to the lack of segregation of duties resulting from our small size.

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

Management regularly assesses controls and did so most recently for our financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the lack of segregation of duties resulting from our small size. In addition, due to the lack of segregation of duties and limited resources, the Company has a small accounting staff to prepare and review its financial statements.  This issue has risen to a material weakness for the year ended December 31, 2020.

In light of the material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weakness, our consolidated financial statements for the year ended December 31, 2020 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding our executive officers and directors as of the date hereof:

Name	Age	Position

Wenzhao Lu	63	Chairman of the Board of Directors

David Jin, MD, PhD	53	Chief Executive Officer, President and Director

Meng Li	43	Chief Operating Officer, Secretary and Director

Luisa Ingargiola	53	Chief Financial Officer

Steven A. Sanders	75	Director

Yancen Lu	46	Director

Wilbert J. Tauzin II	76	Director

William B. Stilley, III	53	Director

Tevi Troy	53	Director

Yue “Charles” Li	47	Director

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

Luisa Ingargiola, Chief Financial Officer

Luisa Ingargiola is our Chief Financial Officer. Ms Ingargiola has significant experience serving as Chief Financial Officer or Audit Chair for multiple NASDAQ and NYSE companies. She currently serves as Director and Audit Chair for several public companies including ElectraMeccanica (NASDAQ:SOLO), AgEagle (NYSE:UAVS), Siyata Mobile (NASDAQ:SYTA) and Progress Acquisition Corporation (NASDAQ:PGRWU). From 2007 through 2016, Ms. Ingargiola served as the Chief Financial Officer and then Director at MagneGas Corporation (Nasdaq: MNGA.Prior to 2007, Ms. Ingargiola held various roles as Budget Director and Investment Analyst in several private companies. Ms. Ingargiola graduated in 1989 from Boston University with a Bachelor’s degree in Business Administration and a concentration in Finance. In 1996, she received her MBA in Health Administration from the University of South Florida. Ms. Ingargiola is qualified to serve as a Chief Financial Officer because of her extensive knowledge corporate governance, regulatory requirements, executive leadership and knowledge of, and experience in, financing and M&A transactions.

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

Yancen Lu, Director

Yancen Lu is a member of the Board of Directors. Mr. Lu has more than 20 years of experience in investment banking and equity investment management. He is the Founder and CEO of PagodaTree Partners, a healthcare PE fund. Before this, Mr. Lu was the Managing Director of FountainVest Partners. In addition to his professionalism in securities, investment and capital management, Mr. Lu has a special focus and comprehensive understanding of the global medical and healthcare industry. He served as Director of leading healthcare corporations including Sino Hospital Investment Corporation (Hong Kong), Chang’an Hospital (the largest private hospital in Northwest China), and DIH Medical Technologies. Mr. Lu received Bachelor’s and Master’s degrees in Engineering Economics from Tianjin University. Mr. Lu is qualified to serve as a director because of his extensive operational knowledge of, and executive level management experience in, the healthcare industry.

Wilbert J. Tauzin II, Director

Wilbert J. Tauzin II is a member of the Board of Directors. From December 2010 until March 1, 2014, Congressman Tauzin served as Special Legislative Counsel to Alston & Bird LLP. From December 2004 to June 2010, Congressman Tauzin was President and Chief Executive Officer of the Pharmaceutical Research and Manufacturers of America, a trade group that serves as one of the pharmaceutical industry’s top lobbying groups. He served 12.5 terms in the U.S. House of Representatives, representing Louisiana’s 3rd Congressional District. From January 2001 through February 2004, Congressman Tauzin served as Chairman of the House Committee on Energy and Commerce. He also served as a senior member of the House Resources Committee and Deputy Majority Whip. Prior to serving as a member of Congress, Congressman Tauzin was a member of the Louisiana State Legislature, where he served as Chairman of the House Natural Resources Committee and Chief Administration Floor Leader. He currently serves as lead independent director of LHC Group, a publicly traded provider of quality home health care. Congressman Tauzin received a Bachelor of Arts Degree from Nicholls State University and a Juris Doctor degree from Louisiana State University. Congressman Tauzin is qualified to serve as a director because of his extensive knowledge of the pharmaceutical industry and his experience as a director of several publicly-traded and privately-held companies.

William B. Stilley, III, Director

William B. Stilley is a member of the Board of Directors. Mr. Stilley has been the chief executive officer and member of the board of directors of Adial Pharmaceuticals, Inc. since December 2010. From August 2008 until December 2010, he was the vice president, business development and strategic projects at Clinical Data, Inc. (NASDQ: CLDA). From February 2002, Mr. Stilley was the COO and CFO of Adenosine Therapeutics, LLC until certain assets of Adenosine Therapeutics were acquired by Clinical Data, Inc. in August 2008. Mr. Stilley has advised both public and private companies on financing and M&A transactions, has been the interim CFO of a public company, the interim Chief Business Officer and then Advisor for Diffusion Pharmaceuticals from September 2015 through March 2018, and the COO and CFO of a number of private companies. Before entering the business community, Mr. Stilley served as Captain in the U.S. Marine Corps. Mr. Stilley has an MBA with honors from the Darden School of Business and a B.S. in Commerce/Marketing from the McIntire School of Commerce at the University of Virginia. He currently serves on the Advisory Board of Virginia BIO, the statewide biotechnology organization. Mr. Stilley is qualified to serve as a director because of his extensive knowledge of the biotechnology industry, significant executive leadership and operational experience, and knowledge of, and experience in, financing and M&A transactions.

Tevi Troy, Director

Tevi Troy is a member of the Board of Directors and a former Deputy Secretary of the U.S. Department of Health and Human Services.  Dr. Troy has previously been the founder and CEO of the American Health Policy Institute and a Senior Fellow at Hudson Institute, where he remains an Adjunct Fellow. On August 3, 2007, Dr. Troy was unanimously confirmed by the U.S. Senate as the Deputy Secretary of  HHS. As Deputy Secretary, Dr. Troy was the chief operating officer of the largest civilian department in the federal government, with a budget of $716 billion and over 67,000 employees. Dr. Troy has extensive White House experience, having served in several high-level positions over a five-year period, culminating in his service as Deputy Assistant and then Acting Assistant to the President for Domestic Policy. Dr. Troy has held high-level positions on Capitol Hill as well. From 1998 to 2000, Dr. Troy served as the Policy Director for Senator John Ashcroft. From 1996 to 1998, Dr. Troy was Senior Domestic Policy Adviser and later Domestic Policy Director for the House Policy Committee, chaired by Christopher Cox. In addition to his senior level government work and health care expertise, Dr. Troy is also a best-selling presidential historian and the author of five books, including, most recently, "Fight House: Rivalries in the White House from Truman to Trump," which the Wall Street Journal listed as one of the top political books of 2020. Dr. Troy’s many other affiliations include: contributing editor for Washingtonian magazine; member of the publication committee of National Affairs; member of the Board of Fellows of the Jewish Policy Center; a Senior Fellow at the Potomac Institute; and a member of the Bipartisan Commission on Biodefense. Dr. Troy has a B.S. in Industrial and Labor Relations from Cornell University and an M.A and Ph.D. in American Civilization from the University of Texas at Austin. Dr. Troy is qualified to serve as a director because of his extensive knowledge of the healthcare industry and his significant leadership experience.

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

During 2020, the Nominating and Corporate Governance Committee did not meet. The Governance Committee is governed by a written charter approved by our board of directors. A copy of the Governance Committee’s charter is posted on the Company’s website at www.avalon-globocare.com  in the “Investors” section of the website. In identifying potential independent board of directors’ candidates with significant senior-level professional experience, the Governance Committee solicits candidates from the board of directors, senior management and others and may engage a search firm in the process. The Governance Committee reviews and narrows the list of candidates and interviews potential nominees. The final candidate is also introduced and interviewed by the board of directors and the lead director if one has been appointed. In general, in considering whether to recommend any particular candidate for inclusion in our board of directors’ slate of recommended director nominees, the Governance Committee will apply the criteria set forth in our corporate governance guidelines. These criteria include the candidate’s integrity, business acumen, commitment to understanding our business and industry, experience, conflicts of interest and the ability to act in the interests of our stockholders. Further, specific consideration is given to, among other things, diversity of background and experience that a candidate would bring to our board of directors. The Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities. Stockholders may recommend individuals to the Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials to our Governance Committee. Assuming that appropriate biographical and background material has been provided on a timely basis, the Governance Committee will evaluate stockholder recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

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

During 2020, the audit committee met four times. A copy of the Audit Committee’s charter is posted on the Company’s website at www.avalon-globocare.com   in the “Investors” section of the website.

Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law.

Compensation Committee

Our compensation committee consists of Yancen Lu, Steven Sanders and Tevi Troy. Our board of directors has determined that each of the members are an “independent director” as defined by the Nasdaq rules applicable to members of a compensation committee. The Compensation Committee is responsible for establishing the compensation of our senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits as well as director compensation. The Compensation Committee also administers our equity incentive plans. During the year ended December 31, 2020, the Compensation Committee met one time. The Compensation Committee is governed by a written charter approved by the board of directors. A copy of the Compensation Committee’s charter is posted on the Company’s website at www.avalon-globocare.com  in the “Investors” section of the website. The Compensation Committee works with the Chairman of the Board and Chief Executive Officer and reviews and approves compensation decisions regarding senior management including compensation levels and equity incentive awards. The Compensation Committee also approves employment and compensation agreements with our key personnel and directors. The Compensation Committee has the power and authority to conduct or authorize studies, retain independent consultants, accountants or others, and obtain unrestricted access to management, our internal auditors, human resources and accounting employees and all information relevant to its responsibilities.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and Chief Operation Officer during the last two (2) fiscal years. No other executive officer received compensation in excess of $100,000 during the fiscal year ended December 31, 2020.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Dr. David Jin	2020	360,000	-	642,584	-	-	-	1,002,584
CEO	2019	540,000	-	394,722	-	-	-	934,722
Luisa Ingargiola	2020	350,000	-	712,028	-	-	-	1,062,028
CFO	2019	490,000	-	833,333	-	-	-	1,323,333
Meng Li	2020	340,000	-	481,942	-	-	-	821,942
COO and Secretary	2019	374,000	-	394,722	-	-	-	768,722

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

Option Exercises and Stock Vested

There were no options exercised by our executive officers or stock vested to our executive officers during the year ended December 31, 2020.

Outstanding Equity Awards

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2020, and each person who served as an executive officer of the Company as of December 31, 2020:

	Outstanding Equity Awards
	Option Awards					Stock Awards
Name and principal position	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Options exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Luisa Ingargiola, CFO	455,556	-	455,556	0.50 and 1.52	2/8/2027 and 2/18/2030	-	-	-	-
David Jin, CEO	400,000	-	400,000	1.52	2/18/2030	-	-	-	-
Meng Li, COO and Secretary	300,000	-	300,000	1.52	2/18/2030	-	-	-	-

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

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-equity Incentive Plan Compensation $	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation $	Total $
Yue (Charles) Li (1)	60,000	-	116,808	-	-	-	176,808
Yancen Lu (2)	70,000	-	116,808	-	-	-	186,808
Wilbert Tauzin (3)	-	-	249,137	-	-	-	249,137
Wenzhao Lu	100,000	-	-	-	-	-	100,000
David Jin	-	-	-	-	-	-	-
Meng Li	-	-	-	-	-	-	-
Steven Sanders (4)	70,000	-	116,808	-	-	-	186,808
Tevi Troy (5)	60,000	-	116,808	-	-	-	176,808
William Stilley (6)	70,000	-	116,808	-	-	-	186,808

(1)	Mr. Li’s 2020 compensation consisted of cash of $60,000 and 80,000 options vested and valued at $116,808.
(2)	Mr. Lu’s 2020 compensation consisted of cash of $70,000 and 80,000 options vested and valued at $116,808.
(3)	Mr. Tauzin’s 2020 compensation consisted of 200,000 options vested and valued at $249,137.
(4)	Mr. Sanders’s 2020 compensation consisted of cash of $70,000 and 80,000 options vested and valued at $116,808.
(5)	Mr. Troy’s 2020 compensation consisted of cash of $60,000 and 80,000 options vested and valued at $116,808.
(6)	Mr. Stilley’s 2020 compensation consisted of cash of $70,000 and 80,000 options vested and valued at $116,808.

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

The following table sets forth certain information, as of March 29, 2021 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. The numbers below reflect a 1:4 reverse stock split implemented on October 18, 2016. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Wenzhao Lu* (3)	30,045,161	33.0%
David Jin, MD, PhD* (4)	16,000,000	17.6%
Meng Li* (5)	5,600,000	6.2%
Luisa Ingargiola* (6)	2,400,000	2.6%
Yancen Lu* (7)	5,370,000	5.9%
Steven A. Sanders* (8)	170,000	**
Wilbert J. Tauzin II* (9)	660,000	**
William B. Stilley III* (10)	170,000	**
Tevi Troy* (11)	170,000	**
Yue (Charles) Li* (12)	130,000	**
All officers and directors as a group (10 persons)	60,715,161	66.7%

*	Officer and/or director of our company.
**	Less than 1.0%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Avalon GloboCare Corp., 4400 Route 9 South, Suite 3100, Freehold, New Jersey 07728.
(2)	Applicable percentage ownership is based on 84,405,614 shares of common stock outstanding as of March 29, 2021, together with securities exercisable or convertible into shares of common stock within 60 days of March 29, 2021 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Wenzhao Lu holds (i) 28,545,161 shares of common stock and (ii) 1,500,000 vested options to acquire 1,500,000 shares of common stock of our company.
(4)	David Jin holds (i) 15,450,000 shares of common stock and (ii) 550,000 vested options to acquire 550,000 shares of common stock of our company.
(5)	Meng Li holds (i) 5,150,000 shares of common stock and (ii) 450,000 vested options to acquire 450,000 shares of common stock of our company.
(6)	Represents 2,400,000 vested options to acquire 2,400,000 shares of common stock of our company.
(7)	Yancen Lu holds (i) 5,000,000 shares of common stock and (ii) 370,000 options, of which 350,000 shares have vested and an additional 20,000 shares shall vest within 60 days.
(8)	Represents stock option to acquire 170,000 shares of common stock of our company, which included 20,000 shares to be vested within 60 days.
(9)	Represents stock option to acquire 660,000 shares of common stock of our company, which included 10,000 shares to be vested within 60 days.
(10)	Represents stock option to acquire 170,000 shares of common stock of our company, which included 20,000 shares to be vested within 60 days.
(11)	Represents stock option to acquire 170,000 shares of common stock of our company, which included 20,000 shares to be vested within 60 days.
(12)	Represents stock option to acquire 130,000 shares of common stock of our company, which included 20,000 shares to be vested within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Medical Related Consulting Services Revenue from Related Parties and Accounts Receivable – Related Party

During the years ended December 31, 2020 and 2019, medical related consulting services revenue from related parties was as follows:

	Years Ended December 31,
	2020	2019
Medical related consulting services provided to:
Beijing Daopei *	$-	$54,909
Shanghai Daopei *	170,908	13,926
Hebei Daopei *	-	286,709
	$170,908	$355,544

* Beijing Daopei, Shanghai Daopei, and Hebei Daopei are subsidiaries of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

As of December 31, 2020, accounts receivable – related party was $0. Accounts receivable – related party at December 31, 2019 amounted to $215,418 and no allowance for doubtful accounts is deemed to be required on accounts receivable – related party at December 31, 2019.

Accrued Liabilities and Other Payables – Related Parties

The Company acquired Beijing Genexosome for a cash payment of $450,000. As of December 31, 2020 and 2019, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

As of December 31, 2020 and 2019, the accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, amounted to $167,956 and $49,194, respectively, and have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Borrowings from Related Party

Promissory Note

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and Chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022. The Company repaid principal of $410,000 and $200,000 in the third quarter of 2019 and second quarter of 2020, respectively. As of December 31, 2020 and 2019, the outstanding principal balance was $390,000 and $590,000, respectively.

Line of Credit

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), the largest shareholder and Chairman of the Board of Directors of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of December 31, 2020 and 2019, $3,200,000 and $2,600,000 was outstanding under the Line of Credit, respectively.

For the years ended December 31, 2020 and 2019, the interest expense related to above borrowings amounted to $168,762 and $49,194, respectively, and has been included in interest expense – related party on the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2020 and 2019, the related accrued and unpaid interest for above borrowings was $167,956 and $49,194, respectively, and has been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Common Shares Sold to Related Party

On April 1, 2020, the Company sold 645,161 shares of its common stock to WLM Limited (“WLM”), an entity owned by Wenzhao Lu, Chairman of the Board of Directors of the Company, at a price per share of $1.55 for an aggregate purchase price of $1,000,000 (See Note 11 – Common Shares Sold for Cash).

Office Space from Related Party

Beijing Genexosome uses office space of a related party, free of rent, which is considered immaterial.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum LLP served as our independent auditors for the years ended December 31, 2020 and 2019.

Aggregate fees billed to the Company for professional services rendered by Marcum LLP during the last two fiscal years were as follows:

	December 31, 2020	December 31, 2019
Audit Fees	$252,144	$186,669
Audit Related Fees	-	-
Tax Fees	15,450	2,575
All Other Fees	-	-
Totals	$267,594	$189,244

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2020 or 2019.

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

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the auditor. The Audit Committee has approved all audit and permitted non-audit services performed by the auditor for the year ended December 31, 2020.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description

1.1	Open Market Sale AgreementSM, dated as of December 13, 2019, by and between Avalon GloboCare Corp. and Jefferies LLC. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2019)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2016)

4.2 †	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.5	Warranty Agreement between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.6	Form of Subscription Agreement between Avalon GloboCare Corp. and the October 2017 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

4.7	Form of Warrant to Boustead Securities, LLC in connection with the private placements (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 27, 2018)

4.8	Form of Warrant (April 2019) (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

4.9*	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.2 †	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2016)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership, as Seller, and Avalon GloboCare Corp., as Buyer dated as of December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2016)

10.4 †	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li dated January 11, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2017)

10.5 †	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.6 †	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.7 †	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.8 †	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.12	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation) (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017)

10.13	Securities Purchase Agreement between Avalon GloboCare Corp. and Genexosome Technologies Inc. dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.14	Asset Purchase Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.15	Stock Purchase Agreement between Genexosome Technologies Inc., Beijing Jieteng (Genexosome) Biotech Co. Ltd. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.16 †	Executive Retention Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.18 †	Director Agreement by and between Avalon GloboCare Corp. and Wilbert J. Tauzin II dated November 1, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.19	Agreement between Avalon GloboCare Corp. and Tauzin Consultants, LLC dated November 1, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.20 †	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated April 3, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.21 †	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 3, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.22	Advisory Service Contract between Ludaopei Hematology Research Institute Co., Ltd. and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 1, 2018 (English translation) (Incorporated by reference to that Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 19, 2018)

10.23	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the April 2018 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2018)

10.24	Supplementary Agreement Related to Share Subscription by and between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang dated April 23, 2018 (English translation) (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

10.25	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated May 3, 2018 (English translation) (incorporated by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018)

10.26 †	Director Agreement by and between Avalon GloboCare Corp. and Tevi Troy dated June 4, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.27	Joint Venture Agreement by and between Avalon (Shanghai) Healthcare Technology Co., Ltd. and Jiangsu Unicorn Biological Technology Co., Ltd. dated May 29, 2018 (English translation) (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.28 †	Director Agreement by and between Avalon GloboCare Corp. and William Stilley, III dated July 5, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2018)

10.29 †	Director Agreement by and between Avalon GloboCare Corp. and Steven A. Sanders dated July 30, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2018)

10.30	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated August 3, 2018 (English translation) (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.31	Strategic Partnership Agreement between Avalon GloboCare Corp. and Weill Cornell Medical College of Cornell University dated August 6, 2018 (incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.32	Equity Joint Venture Agreement by and between Avactis Biosciences, Inc., a wholly-owned subsidiary of Avalon GloboCare Corp., and Arbele Limited for the establishment of AVAR (China) BioTherapeutics Ltd. dated October 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

10.33	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated January 3, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.34	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated January 3, 2019 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.35	Letter Agreement by and between Avalon (Shanghai) Healthcare Technology Co. Ltd. and Meng Li dated January 3, 2019 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.36	Promissory Note issued to Daniel Lu dated Mach 18, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2019)

10.37†	Director Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.38†	Director Agreement by and between Avalon GloboCare Corp. and Yue “Charles” Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.39	Form of Securities Purchase Agreement dated April 25, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

10.40	Revolving Line of Credit Agreement dated as of August 29, 2019 between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated August 29, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019)

10.41	Form of Warrant Redemption and Cancellation Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.42	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated February 20, 2020 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.43	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated February 20, 2020 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.44	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 20, 2020 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 20, 2018)

23.1*	Consent of Independent Registered Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.

Dated: March 30, 2021	By:	/s/ David Jin
	Name:	David Jin
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: March 30, 2021	By:	/s/ Luisa Ingargiola
	Name:	Luisa Ingargiola
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 30, 2021, on behalf of the registrant and in the capacities indicated.

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
Yue “Charles” Li

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Avalon GloboCare Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avalon GloboCare Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical Audit Matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

New York, NY
March 30, 2021

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS

CURRENT ASSETS:
Cash	$726,577	$764,891
Accounts receivable	-	4,710
Accounts receivable - related party	-	215,418
Rent receivable	35,395	23,759
Deferred financing costs	222,141	311,177
Prepaid expenses and other current assets	302,224	251,140

Total Current Assets	1,286,337	1,571,095

NON-CURRENT ASSETS:
Rent receivable - noncurrent portion	111,840	99,235
Deferred leasing costs	144,197	-
Operating lease right-of-use assets, net	137,333	-
Property and equipment, net	479,115	601,425
Investment in real estate, net	7,685,686	7,735,680
Equity method investment	521,758	483,101

Total Non-current Assets	9,079,929	8,919,441

Total Assets	$10,366,266	$10,490,536

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$1,212,822	$1,243,190
Accrued research and development fees	513,533	650,000
Accrued payroll liability and directors’ compensation	154,292	488,083
Accrued liabilities and other payables	297,777	226,759
Accrued liabilities and other payables - related parties	267,956	149,194
Operating lease obligation	76,379	-
Tenants’ security deposit	69,634	78,237

Total Current Liabilities	2,592,393	2,835,463

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	66,954	-
Note payable - related party	390,000	590,000
Loan payable - related party	3,200,000	2,600,000

Total Non-current Liabilities	3,656,954	3,190,000

Total Liabilities	6,249,347	6,025,463

Commitments and Contingencies - (Note 17)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2020 and 2019	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 82,795,297 shares issued and 82,275,297 shares outstanding at December 31, 2020; 76,730,802 shares issued and 76,210,802 shares outstanding at December 31, 2019	8,279	7,673
Additional paid-in capital	46,856,447	34,593,006
Less: common stock held in treasury, at cost; 520,000 shares at December 31, 2020 and 2019	(522,500)	(522,500)
Accumulated deficit	(42,041,375)	(29,361,937)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(190,510)	(257,747)
Total Avalon GloboCare Corp. stockholders’ equity	4,116,919	4,465,073
Non-controlling interest	-	-

Total Equity	4,116,919	4,465,073

Total Liabilities and Equity	$10,366,266	$10,490,536

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2020	2019

REVENUES
Real property rental	$1,206,854	$1,155,677
Medical related consulting services - related parties	170,908	355,544
Development services and sales of developed products	-	35,084
Total Revenues	1,377,762	1,546,305

COSTS AND EXPENSES
Real property operating expenses	851,754	818,662
Medical related consulting services - related parties	135,805	284,472
Development services and sales of developed products	-	103,258
Total Costs and Expenses	987,559	1,206,392

REAL PROPERTY OPERATING INCOME	355,100	337,015
GROSS PROFIT FROM MEDICAL RELATED CONSULTING SERVICES	35,103	71,072
GROSS LOSS FROM DEVELOPMENT SERVICES AND SALES OF DEVELOPED PRODUCTS	-	(68,174)
Total Gross Profit	390,203	339,913

OTHER OPERATING EXPENSES:
Professional fees	6,553,009	5,994,129
Compensation and related benefits	4,156,150	8,743,691
Research and development expenses	883,855	1,781,869
Other general and administrative	1,251,208	2,187,443
Impairment loss	-	1,010,011

Total Other Operating Expenses	12,844,222	19,717,143

LOSS FROM OPERATIONS	(12,454,019)	(19,377,230)

OTHER (EXPENSE) INCOME
Interest expense	-	(33,714)
Interest expense - related party	(168,762)	(49,194)
Change in fair value of warrants liabilities	-	2,817,241
Financing expense	-	(525,418)
Loss from equity method investment	(51,673)	(55,776)
Loss from noncontrolling interest deficit adjustment	-	(862,200)
Other (expense) income	(4,984)	16,130

Total Other (Expense) Income, net	(225,419)	1,307,069

LOSS BEFORE INCOME TAXES	(12,679,438)	(18,070,161)

INCOME TAXES	-	-

NET LOSS	$(12,679,438)	$(18,070,161)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(12,679,438)	$(18,070,161)

COMPREHENSIVE LOSS:
NET LOSS	$(12,679,438)	$(18,070,161)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	67,237	(20,887)
COMPREHENSIVE LOSS	(12,612,201)	(18,091,048)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(12,612,201)	$(18,091,048)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.16)	$(0.24)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	79,508,149	75,116,895

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2020 and 2019

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock		Additional	Treasury Stock				Accumulated Other	Non-
	Number of		Number of		Paid-in	Number of		Accumulated	Statutory	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity
Balance, January 1, 2019	-	$-	73,830,751	$7,383	$24,153,378	(520,000)	$(522,500)	$(11,291,776)	$6,578	$(236,860)	$(862,200)	$11,254,003

Noncontrolling interest deficit adjustment	-	-	-	-	-	-	-	-	-	-	862,200	862,200

Issuance of common stock upon cashless exercise of stock warrants	-	-	350,856	35	(35)	-	-	-	-	-	-	-

Issuance of common stock upon cashless exercise of stock options	-	-	158,932	16	(16)	-	-	-	-	-	-	-

Sale of common stock, net	-	-	1,852,883	185	1,672,903	-	-	-	-	-	-	1,673,088

Issuance of common stock for services	-	-	537,380	54	1,318,546	-	-	-	-	-	-	1,318,600

Stock-based compensation	-	-	-	-	7,448,230	-	-	-	-	-	-	7,448,230

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(20,887)	-	(20,887)

Net loss for the year	-	-	-	-	-	-	-	(18,070,161)	-	-	-	(18,070,161)

Balance, December 31, 2019	-	-	76,730,802	7,673	34,593,006	(520,000)	(522,500)	(29,361,937)	6,578	(257,747)	-	4,465,073

Sale of common stock, net	-	-	4,558,574	456	7,405,019	-	-	-	-	-	-	7,405,475

Issuance of common stock for services	-	-	1,505,921	150	1,892,370	-	-	-	-	-	-	1,892,520

Stock-based compensation	-	-	-	-	2,966,052	-	-	-	-	-	-	2,966,052

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	67,237	-	67,237

Net loss for the year	-	-	-	-	-	-	-	(12,679,438)	-	-	-	(12,679,438)

Balance, December 31, 2020	-	$-	82,795,297	$8,279	$46,856,447	(520,000)	$(522,500)	$(42,041,375)	$6,578	$(190,510)	$-	$4,116,919

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,679,438)	$(18,070,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	55,133	-
Depreciation and amortization	314,780	506,744
Amortization of straight-line rent receivable	7,554	-
Amortization of use-of-right asset	63,695	-
Stock-based compensation and service expense	5,494,033	9,209,147
Loss from equity method investment	51,673	55,776
Loss on fixed assets disposal	2,679	344
Changes in warrants derivative liabilities	-	(2,817,241)
Allocated financing costs	-	525,418
Impairment loss	-	1,010,011
Loss from noncontrolling interest deficit adjustment	-	862,200
Changes in operating assets and liabilities:
Accounts receivable	-	4,948
Accounts receivable - related party	217,394	(217,080)
Rent receivable	(82,174)	(80,510)
Prepaid expenses - related parties	-	34,043
Prepaid expenses and other current assets	(206,632)	480,460
Security deposit	-	102,102
Accrued liabilities and other payables	(837,261)	1,230,029
Accrued liabilities and other payables - related parties	118,762	72,362
Operating lease obligation	(57,695)	-
Tenants’ security deposit	(8,603)	11,537

NET CASH USED IN OPERATING ACTIVITIES	(7,546,100)	(7,079,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(377,454)
Improvement of commercial real estate	(111,213)	(16,321)
Additional investment in equity method investment	(57,972)	(159,192)

NET CASH USED IN INVESTING ACTIVITIES	(169,185)	(552,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from note payable - related party	-	1,000,000
Repayments of note payable - related party	(200,000)	(410,000)
Proceeds received from loan payable - related party	600,000	2,600,000
Repurchase of warrants	-	(1,400,000)
Proceeds received from offering	7,804,099	6,273,744
Disbursements for offering costs	(539,818)	(908,834)
Repayments of loan payable	-	(1,000,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,664,281	6,154,910

EFFECT OF EXCHANGE RATE ON CASH	12,690	(9,468)

NET DECREASE IN CASH	(38,314)	(1,487,396)

CASH - beginning of year	764,891	2,252,287

CASH - end of year	$726,577	$764,891

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$50,000	$109,056

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit as payable	$-	$80,190
Common stock issued for future services	$34,629	$124,583
Common stock issued for accrued liabilities	$187,725	$116,575

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

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as COVID-19 related diagnostics and therapeutics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through its subsidiary structure with unique integration of verticals from innovative R&D to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and regenerative therapeutics.

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd., a British Virgin Island company. There was no activity for the subsidiary since its incorporation through December 31, 2020. Avalon (BVI) Ltd. is dormant and is in process of being dissolved.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Currently, Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. Currently, the occupancy rate of the building is 83.7%.

On July 31, 2017, the Company formed Genexosome Technologies Inc. (“Genexosome”) in Nevada. Genexosome is engaged in developing proprietary diagnostic and therapeutic products using exosomes. Effective October 25, 2017, Genexosome owns 100% of the capital stock of Beijing Jieteng (Genexosome) Biotech Co., Ltd., a corporation incorporated in the People’s Republic of China on August 7, 2015 (“Beijing Genexosome”), and the Company holds 60% of Genexosome and Dr. Yu Zhou holds 40% of Genexosome. Beijing Genexosome is engaged in providing development services and selling developed items to customers in China.

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

On June 13, 2019, the Company formed a wholly owned subsidiary, International Exosome Association LLC, a Delaware company. There was no activity for the subsidiary since its incorporation through December 31, 2020.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of December 31, 2020 are as follows:

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN CONDITION (continued)

Going Concern

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as COVID-19 related diagnostics and therapeutics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through its subsidiary structure with unique integration of verticals from innovative R&D to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and regenerative therapeutics.

In addition, the Company owns commercial real estate that houses its headquarters in Freehold, New Jersey and provides outsourced, customized international healthcare services to the rapidly changing health care industry primarily focused in the People’s Republic of China. The Company did not generate any revenue from development services and sales of developed products segment during the year ended December 31, 2020. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company has incurred recurring net loss and generated negative cash flow from operating activities of $12,679,438 and $7,546,100 for the year ended December 31, 2020, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey and performing development services for hospitals and other customers and sales of developed products to hospitals and other customers; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The occurrence of an uncontrollable event such as the COVID-19 pandemic had negatively impact on the Company’s operations. Some tenants have delayed on rent payment and our occupancy of our rental property has decreased in 2020. Most tenants are paid up to date and our occupancy has increased from 83.7% to 89.4% in subsequent period. Our general development operations have continued during the COVID-19 pandemic and we have not had significant disruption. However, we are uncertain if the COVID-19 pandemic will impact future operations at our laboratory, or our ability to collaborate with other laboratories and universities. In addition, we are unsure if the COVID-19 pandemic will impact future clinical trials. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact the Company’s business for the year of 2021.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended December 31, 2020 and 2019 include the useful life of property and equipment and investment in real estate, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

Intangible assets. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, lower sales of the product than anticipated and future ability to use the product. These assumptions represent Level 3 inputs. Impairment of intangible assets for the year ended December 31, 2020 and 2019 was $0 and $1,010,011, respectively.

Assets and liabilities measured at fair value on a recurring basis. Certain assets and liabilities are measured at fair value on a recurring basis. These assets and liabilities are measured at fair value on an ongoing basis. These assets and liabilities include derivative liabilities.

Derivative liabilities. Derivative liabilities are carried at fair value and measured on an ongoing basis. The Company did not have derivative liabilities in the year ended December 31, 2020. The table below reflects the activity of derivative liabilities measured at fair value for the year ended December 31, 2019:

Significant Unobservable Inputs (Level 3)
Balance of derivative liabilities as of January 1, 2019	$-
Initial fair value of derivative liabilities attributable to warrants issuance with fund raise	4,217,241
Gain from change in the fair value of derivative liabilities	(2,817,241)
Warrants were redeemed and cancelled	(1,400,000)
Balance of derivative liabilities as of December 31, 2019	$-

The carrying amounts reported in the consolidated balance sheets for cash, rent receivable, accrued liabilities and other payables, accrued liabilities and other payables – related parties, operating lease obligation, tenants’ security deposit, approximate their fair market value as of December 31, 2020 and 2019 based on the short-term maturity of these instruments.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

At December 31, 2020 and 2019, the Company’s cash balances by geographic area were as follows:

Country:	December 31, 2020		December 31, 2019
United States	$559,711	77.0%	$371,929	48.6%
China	166,866	23.0%	392,962	51.4%
Total cash	$726,577	100.0%	$764,891	100.0%

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at December 31, 2020 and 2019.

Credit Risk and Uncertainties

A portion of the Company’s cash is maintained with state-owned banks within the PRC. Balances at state-owned banks within the PRC are covered by insurance up to RMB 500,000 (approximately $77,000) per bank. Any balance over RMB 500,000 per bank in PRC will not be covered. At December 31, 2020, cash balances held in the PRC are RMB 1,089,733 (approximately $167,000), of which, RMB 563,458 (approximately $86,000) was not covered by such limited insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At December 31, 2020, the Company’s cash balances in United States bank accounts had approximately $51,000 in excess of the federally-insured limits.

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

Rent Receivable and Allowance for Doubtful Accounts

Rent receivable is presented net of an allowance for doubtful accounts. Rent receivable balance consists of base rents, tenant reimbursements and receivables arising from straight-lining of rents represent amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to the Company’s revenue recognition policy. An allowance for the uncollectible portion of rent receivable is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in Freehold, New Jersey in which the property is located.

Management believes that the rent receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its rent receivable at December 31, 2020 and 2019.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred financing costs

Deferred financing costs consist of legal, accounting and other costs that are directly related to the Company’s open market sale equity financing and will be charged to stockholders’ equity upon the completion of the equity offering. As of December 31, 2020 and 2019, deferred financing costs amounted to $222,141 and $311,177, respectively.

Deferred leasing costs

Costs incurred to obtain tenant leases are amortized using the straight-line method over the term of the related lease agreement. Such costs include lease incentives and leasing commissions. If the lease is terminated early, the remaining unamortized deferred leasing cost is written off.

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

Investment in Unconsolidated Company – Epicon Biosciences Co., Ltd.

The Company uses the equity method of accounting for its investment in, and earning or loss of, company that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See Note 7 for discussion of equity method investment.

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

In September 2019, the Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment as of September 30, 2019 and it calculated that the estimated undiscounted cash flows related to the sales of the exosome isolation systems were less than the carrying amount of the intangible assets. Based on its analysis, the Company recognized an impairment loss of $1,010,011 for the year ended December 31, 2019, which reduced the value of intangible assets acquired to $0. The Company did not record any impairment charge for the year ended December 31, 2020.

Deferred Rental Income

Deferred rental income represents rental income collected but not earned as of the reporting date. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of December 31, 2020 and 2019, deferred rental income totaled $23,510 and $13,136, respectively, which were included in accrued liabilities and other payables on the accompanying consolidated balance sheets.

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

Revenue Recognition

The Company recognizes revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers.

Disaggregation of Revenue

In the following tables, revenue is disaggregated by segment:

For the Year Ended December 31, 2020	Medical Related Consulting Services Segment	Development Services and Sales of Developed Products Segment	Total
Medical related consulting services	$170,908	$-	$170,908
Development services and sales of developed products	-	-	-
Total revenues	$170,908	$-	$170,908

For the Year Ended December 31, 2019	Medical Related Consulting Services Segment	Development Services and Sales of Developed Products Segment	Total
Medical related consulting services	$355,544	$-	$355,544
Development services and sales of developed products	-	35,084	35,084
Total revenues	$355,544	$35,084	$390,628

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Office Lease

When a lease contains “rent holidays”, the Company records rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and the amount paid under the lease is recorded as prepaid expenses in the consolidated balance sheets. The Company begins recording rent expense on the lease possession date.

Real Property Operating Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to the Company’s rental properties.

Medical Related Consulting Services Costs

Costs of medical related consulting services include the cost of labor and related benefits, travel expenses related to consulting services, other related consulting costs, and other overhead costs.

Development Services and Sales of Developed Products Costs

Costs of development services and sales of developed items include inventory costs, materials and supplies costs, labor and related benefits, depreciation, other overhead costs and shipping and handling costs incurred.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company incurred research and development expense of $883,855 and $1,781,869 in the years ended December 31, 2020 and 2019, respectively.

Advertising Costs

All costs related to advertising are expensed as incurred. For the years ended December 31, 2020 and 2019, advertising costs amounted to $294,352 and $685,064, respectively.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2020 and 2019, the Company had no significant uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax year that remains subject to examination is the years ended December 31, 2020, 2019 and 2018. The Company recognizes interest and penalties related to significant uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2020 and 2019.

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

Asset and liability accounts at December 31, 2020 and 2019 were translated at 6.5306 RMB and 6.9632 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the years ended December 31, 2020 and 2019 were 6.8999 RMB and 6.9099 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2020 and 2019 consisted of net loss and unrealized gain/loss from foreign currency translation adjustment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per Share Data (continued)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Years Ended December 31,
	2020	2019
Stock options	7,140,000	5,260,000
Warrants	-	2,293,179
Potentially dilutive securities	7,140,000	7,553,179

Non-controlling Interest

As of December 31, 2020, Dr. Yu Zhou, former director and former Co-Chief Executive Officer of Genexosome, who owns 40% of the equity interests of Genexosome, which is not under the Company’s control.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. This standard removes certain exceptions related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the effects that the adoption of this guidance will have its consolidated financial statements.

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2020 and 2019, prepaid expenses and other current assets consisted of the following:

	December 31, 2020	December 31, 2019
Prepaid professional fees	$78,639	$153,478
Prepaid research and development fees	60,610	-
Prepaid directors and officers liability insurance premium	64,929	4,990
Prepaid VAT on purchase	40,446	40,602
Security deposit	26,493	24,847
Other	31,107	27,223
Total	$302,224	$251,140

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2020 and 2019, property and equipment consisted of the following:

	Useful life	December 31, 2020	December 31, 2019
Laboratory equipment	5 Years	$741,842	$705,982
Office equipment and furniture	3 – 10 Years	39,573	38,681
		781,415	744,663
Less: accumulated depreciation		(302,300)	(143,238)
		$479,115	$601,425

For the years ended December 31, 2020 and 2019, depreciation expense of property and equipment amounted to $145,603 and $100,540, respectively, of which, $3,276 and $3,276 was included in real property operating expenses, $0 and $39,070 was included in costs of development services and sales of developed products, $70,241 and $30,947 was included in other operating expenses, and $72,086 and $27,247 was included in research and development expense, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVESTMENT IN REAL ESTATE

At December 31, 2020 and 2019, investment in real estate consisted of the following:

	Useful life	December 31, 2020	December 31, 2019
Commercial real property building	39 Years	$7,708,571	$7,708,571
Improvement	12 Years	527,010	407,827
		8,235,581	8,116,398
Less: accumulated depreciation		(549,895)	(380,718)
		$7,685,686	$7,735,680

For the years ended December 31, 2020 and 2019, depreciation expense of this commercial real property amounted to $169,177 and $160,527, which was included in real property operating expenses.

NOTE 7 – EQUITY METHOD INVESTMENT

As of December 31, 2020 and 2019, the equity method investment amounted to $521,758 and $483,101, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon Biotech Co., Ltd. (“Epicon”). Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and the other unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), accounted for 40% and 60% of the total ownership, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

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

For the years ended December 31, 2020 and 2019, the Company’s share of Epicon’s net loss was $51,673 and $55,776, respectively, which was included in loss from equity method investment in the accompanying consolidated statements of operations and comprehensive loss.

Activity recorded for the Company’s equity method investment in Epicon is summarized in the following table:

Equity investment carrying amount at January 1, 2019	$385,162
Payment made for equity method investment	159,192
Epicon’s net loss attributable to the Company	(55,776)
Foreign currency fluctuation	(5,477)
Equity investment carrying amount at December 31, 2019	483,101
Payment made for equity method investment	57,972
Epicon’s net loss attributable to the Company	(51,673)
Foreign currency fluctuation	32,358
Equity investment carrying amount at December 31, 2020	$521,758

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	December 31, 2020	December 31, 2019
Current assets	$13,023	$77,272
Noncurrent assets	264,390	247,590
Current liabilities	6,615	324
Noncurrent liabilities	-	-
Equity	270,798	324,538

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – EQUITY METHOD INVESTMENT (continued)

	For the Years Ended December 31,
	2020	2019
Net revenue	$-	$-
Gross profit	-	-
Loss from operation	129,316	139,439
Net loss	129,183	139,439

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2020 and 2019, accrued liabilities and other payables consisted of the following:

	December 31, 2020	December 31, 2019
Accrued professional fees	$1,212,822	$1,243,190
Accrued research and development fees	513,533	650,000
Accrued payroll liability and directors’ compensation	154,292	488,083
Accounts payable	87,190	84,316
Accrued tenants’ improvement reimbursement	81,900	-
Deferred rental income	23,510	13,136
Other	105,177	129,307
	$2,178,424	$2,608,032

NOTE 9 – RELATED PARTY TRANSACTIONS

Medical Related Consulting Services Revenue from Related Parties and Accounts Receivable – Related Party

During the years ended December 31, 2020 and 2019, medical related consulting services revenue from related parties was as follows:

	Years Ended December 31,
	2020	2019
Medical related consulting services provided to:
Beijing Daopei *	$-	$54,909
Shanghai Daopei *	170,908	13,926
Hebei Daopei *	-	286,709
	$170,908	$355,544

*Beijing Daopei, Shanghai Daopei, and Hebei Daopei are subsidiaries of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

As of December 31, 2020, accounts receivable – related party was $0. Accounts receivable – related party at December 31, 2019 amounted to $215,418 and no allowance for doubtful accounts was deemed to be required on accounts receivable – related party at December 31, 2019.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Accrued Liabilities and Other Payables – Related Parties

The Company acquired Beijing Genexosome for a cash payment of $450,000. As of December 31, 2020 and 2019, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

As of December 31, 2020 and 2019, the accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, amounted to $167,956 and $49,194, respectively, and have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Borrowings from Related Party

Promissory Note

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and Chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022. The Company repaid principal of $410,000 and $200,000 in the third quarter of 2019 and second quarter of 2020, respectively. As of December 31, 2020 and 2019, the outstanding principal balance was $390,000 and $590,000, respectively.

Line of Credit

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), the largest shareholder and Chairman of the Board of Directors of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of December 31, 2020 and 2019, $3,200,000 and $2,600,000 was outstanding under the Line of Credit, respectively.

For the years ended December 31, 2020 and 2019, the interest expense related to above borrowings amounted to $168,762 and $49,194, respectively, and has been included in interest expense – related party on the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2020 and 2019, the related accrued and unpaid interest for above borrowings was $167,956 and $49,194, respectively, and has been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Common Shares Sold to Related Party

On April 1, 2020, the Company sold 645,161 shares of its common stock to WLM Limited (“WLM”), an entity owned by Wenzhao Lu, Chairman of the Board of Directors of the Company, at a price per share of $1.55, the fair market value on transaction date, for an aggregate purchase price of $1,000,000 (See Note 11 – Common Shares Sold for Cash).

Office Space from Related Party

Beijing Genexosome uses office space of a related party, free of rent, which is considered immaterial.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES

The Company is governed by the Income Tax Law of the PRC and the U.S. Internal Revenue Code of 1986, as amended. Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company has a cumulative deficit from its foreign subsidiaries of $2,005,685 as of December 31, 2020, which is included in the consolidated accumulated deficit.

The Company’s loss before income taxes includes the following components:

	Years Ended December 31,
	2020	2019
United States loss before income taxes	$(12,041,331)	$(17,310,582)
China loss before income taxes	(638,107)	(759,579)
Total loss before income taxes	$(12,679,438)	$(18,070,161)

Components of income taxes expense (benefit) consisted of the following:

	Years Ended December 31,
	2020	2019
Current:
U.S. federal	$-	$-
U.S. state and local	-	-
China	-	-
Total current income taxes expense	$-	$-
Deferred:
U.S. federal	$(2,333,680)	$(5,198,535)
U.S. state and local	(790,117)	(1,760,074)
China	(132,578)	(356,929)
Total deferred income taxes (benefit)	$(3,256,375)	$(7,315,538)
Change in valuation allowance	3,256,375	7,315,538
Total income taxes expense	$-	$-

The table below summarizes the differences between the U.S. statutory rate and the Company’s effective tax rate for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
U.S. federal rate	21.0%	21.0%
U.S. state rate	6.8%	7.5%
Non-deductible expenses	-	2.1%
Non-US rate differential	0.2%	0.3%
Prior year true-up	0.0%	9.7%
U.S. valuation allowance	(28.0)%	(40.6)%
Total provision for income taxes	0.0%	0.0%

For the years ended December 31, 2020 and 2019, the Company did not incur any income taxes expense since it did not generate any taxable income in those periods. The Company’s foreign entities did not pay any income taxes during the years ended December 31, 2020 and 2019.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES (continued)

The Company’s components of deferred taxes as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets
Stock-based compensation	$3,667,375	$2,998,918
Disallowed business interest deduction	33,384	88,365
Lease liability	40,291	-
Net operating loss carryforward	9,079,127	6,363,489
Total deferred tax assets, gross	12,820,177	9,450,772
Valuation allowance	(12,649,005)	(9,392,630)
Total deferred tax assets, net	$171,172	$58,142
Deferred tax liabilities
Fixed assets book/tax basis difference	(132,568)	(58,142)
Right-of-use assets	(38,604)	-
Total deferred tax liabilities	$(171,172)	$(58,142)
Net deferred tax assets	$-	$-

As of December 31, 2020, the Company’s both federal and state net operating loss carryforwards amounted to $30,557,167. As of December 31, 2020, the Company has $28,079,726 of U.S. federal net operating loss carryovers that have no expiration date, the remaining of the federal net operating loss and state net operating loss carry-forwards begin to expire in 2035.

As of December 31, 2020, the Company had net operating loss carryforwards in China of $1,958,029 that begin to expire in 2023.

Additionally, as of December 31, 2020, $61,847 of the future utilization of the net operating loss carryforward to offset future taxable income is subject to special tax rules which may limit their usage under IRS Section 382 (Change of Ownership) and possibly the Separate Return Limitation Year (“SRLY”) rules.

A full valuation allowance has been provided against the Company’s deferred tax assets at December 31, 2020 as the Company believes it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

The Company has been notified and assessed an IRS Section 6038 penalty of $10,000 for failure to file a foreign entity tax disclosure. The Company has appealed the penalty and awaits the Internal Revenue Service’s review of the appeal. There is no assurance such appeal will be successful.

The Company has not been audited by any jurisdiction since its inception. The Company is open for audit by the U.S. Internal Revenue Service, and the Chinese Ministry of Finance and U.S. state tax jurisdictions from 2018 to 2020.

There were no material uncertain tax positions as of December 31, 2020 and 2019. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense, if any. The Company does not have any significant uncertain tax positions or events leading to uncertainty in a tax position.

NOTE 11 – EQUITY

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EQUITY (continued)

Common Shares Sold for Cash

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. In December 2019, Jefferies sold 138,595 shares of common stock at an average price of $1.98 per share to investors. The Company recorded net proceeds of $261,206, net of commission and other offering costs of $12,530. During the years ended December 31, 2020, Jefferies sold an aggregate of 3,913,413 shares of common stock at an average price of $1.74 per share to investors. The Company recorded net proceeds of $6,405,475, net of commission and other offering costs of $398,624.

On April 1, 2020, the Company entered into a Subscription Agreement with WLM, an entity owned by Wenzhao Lu, Chairman of the Board of Directors of the Company, pursuant to which WLM purchased 645,161 shares of the Company’s common stock at a price per share of $1.55, the fair market value on transaction date, for an aggregate purchase price of $1,000,000. The closing occurred on April 1, 2020.

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

NOTE 11 – EQUITY (continued)

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

During the year ended December 31, 2020, the Company issued a total of 1,505,921 shares of its common stock for services rendered and to be rendered. These shares were valued at $1,892,520, the fair market values on the grant dates using the reported closing share prices on the dates of grant and the Company recorded stock-based compensation expense of $1,670,166 for the year ended December 31, 2020 and reduced accrued liabilities of $187,725 and recorded prepaid expense of $34,629 as of December 31, 2020 which will be amortized over the rest of corresponding service periods.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at December 31, 2020:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2020	Weighted Average Exercise Price
$0.50	2,000,000	6.11	$0.50	2,000,000	$0.50
1.00 – 1.93	2,370,000	5.73	1.45	2,151,666	1.48
2.00 – 2.80	2,740,000	2.76	2.17	2,740,000	2.17
4.76	30,000	3.26	4.76	30,000	4.76
$0.50 – 4.76	7,140,000	4.69	$1.48	6,921,666	$1.48

Stock option activities for the years ended December 31, 2020 and 2019 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2019	2,840,000	$0.77
Granted	2,620,000	2.17
Terminated / Exercised / Expired	(200,000)	(1.00)
Outstanding at December 31, 2019	5,260,000	1.45
Granted	1,960,000	1.52
Terminated / Exercised / Expired	(80,000)	(1.00)
Outstanding at December 31, 2020	7,140,000	$1.48
Options exercisable at December 31, 2020	6,921,666	$1.48
Options expected to vest	218,334	$1.18

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at December 31, 2020 was $1,277,200.

The fair values of options granted during the year ended December 31, 2020 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 131.16% - 139.58%, risk-free rate of 0.20% - 1.67%, annual dividend yield of 0% and expected life of 3.00 – 10.00 years. The aggregate fair value of the options granted during the year ended December 31, 2020 was $2,878,773.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EQUITY (continued)

Options (continued)

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

Stock-based compensation expense associated with stock options granted amounted to $2,966,052 and $7,448,230, of which, $2,669,729 and $6,802,896 was recorded as compensation and related benefits, $240,354 and $640,978 was recorded as professional fees, $55,969 and $4,356 was recorded as research and development expenses, for the years ended December 31, 2020 and 2019, respectively.

A summary of the status of the Company’s nonvested stock options granted as of December 31, 2020 and changes during the years ended December 31, 2020 and 2019 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2019	915,555	$0.63
Granted	2,620,000	2.17
Vested	(3,270,832)	(1.75)
Nonvested at December 31, 2019	264,723	2.00
Granted	1,960,000	1.52
Vested	(2,006,389)	(1.62)
Nonvested at December 31, 2020	218,334	$1.18

Warrants

There were no stock warrants issued, terminated/forfeited and exercised during the year ended December 31, 2020. Stock warrants activities during the year ended December 31, 2019 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2019	578,891	$1.28
Issued	1,714,288	3.50
Exercised	(578,891)	(1.28)
Redeemed and cancelled	(1,714,288)	(3.50)
Outstanding and exercisable at December 31, 2019	-	$-

NOTE 12 – STATUTORY RESERVE

Avalon Shanghai and Beijing Genexosome operate in the PRC, are required to reserve 10% of their net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai and Beijing Genexosome during the years ended December 31, 2020 and 2019 as they incurred net losses in these periods.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – NONCONTROLLING INTEREST

As of December 31, 2020, Dr. Yu Zhou, former director and former co-chief executive officer of Genexosome, who owns 40% of the equity interests of Genexosome, which is not under the Company’s control.

In 2019, the Company made a noncontrolling interest deficit adjustment of $862,200 since the Company determined that the noncontrolling interest holder does not have the ability to satisfy the deficit, which adjusted the balance of noncontrolling interest to zero.

During the years ended December 31, 2020 and 2019, the Company did not allocate any net loss and foreign currency translation adjustment to the noncontrolling interest holder due to its inability to satisfy these deficits.

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

The Company’s PRC subsidiaries’ net assets as of December 31, 2020 and 2019 did not exceed 25% of the Company’s consolidated net assets. Accordingly, the Parent Company’s condensed consolidated financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

NOTE 15 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2020 and 2019.

	Years Ended December 31,
Customer	2020	2019
A (Shanghai Daopei, a related party)	12%	*
B (Hebei Daopei, a related party)	*	19%
C	24%	26%
D	16%	14%
E	12%	11%

*Less than 10%

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at December 31, 2020, accounted for 78.3% of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at December 31, 2020.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – CONCENTRATIONS (continued)

Customers (continued)

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at December 31, 2019, accounted for 93.0% of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at December 31, 2019.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the years ended December 31, 2020 and 2019.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2020, accounted for 93.6% of the Company’s total outstanding accounts payable at December 31, 2020.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2019, accounted for 90.8% of the Company’s total outstanding accounts payable at December 31, 2019.

NOTE 16 – SEGMENT INFORMATION

For the years ended December 31, 2020 and 2019, the Company operated in three reportable business segments - (1) the real property operating segment, (2) the medical related consulting services segment, and (3) the performing development services for hospitals and other customers and sales of developed products to hospitals and other customers segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the years ended December 31, 2020 and 2019 was as follows:

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SEGMENT INFORMATION (continued)

	Years Ended December 31,
	2020	2019
Revenues
Real property operations	$1,206,854	$1,155,677
Medical related consulting services	170,908	355,544
Development services and sales of developed products	-	35,084
Total	1,377,762	1,546,305
Costs and expenses
Real property operations	851,754	818,662
Medical related consulting services	135,805	284,472
Development services and sales of developed products	-	103,258
Total	987,559	1,206,392
Gross profit (loss)
Real property operations	355,100	337,015
Medical related consulting services	35,103	71,072
Development services and sales of developed products	-	(68,174)
Total	390,203	339,913
Other operating expenses
Real property operations	418,863	325,637
Medical related consulting services	577,962	628,625
Development services and sales of developed products	123,546	1,652,840
Corporate/Other	11,723,851	17,110,041
Total	12,844,222	19,717,143
Other income (expense)
Interest expense
Real property operations	-	(32,877)
Corporate/Other	(168,762)	(50,031)
Total	(168,762)	(82,908)
Other income (expense)
Real property operations	(921)	2,182
Medical related consulting services	(55,964)	(40,459)
Development services and sales of developed products	228	(1,369)
Corporate/Other	-	1,429,623
Total	(56,657)	1,389,977
Total other (expense) income	(225,419)	1,307,069
Net loss
Real property operations	64,684	19,317
Medical related consulting services	598,823	598,012
Development services and sales of developed products	123,318	1,722,383
Corporate/Other	11,892,613	15,730,449
Total	$12,679,438	$18,070,161

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SEGMENT INFORMATION (continued)

Identifiable long-lived tangible assets at December 31, 2020 and 2019	December 31, 2020	December 31, 2019
Real property operations	$7,771,403	$7,750,743
Medical related consulting services	223,459	263,621
Development services and sales of developed products	243,869	322,741
Total	$8,238,731	$8,337,105

Identifiable long-lived tangible assets at December 31, 2020 and 2019	December 31, 2020	December 31, 2019
United States	$7,838,877	$7,839,093
China	399,854	498,012
Total	$8,238,731	$8,337,105

NOTE 17 – COMMITMENTS AND CONTINCENGIES

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

Operating Leases

Avalon Shanghai Office Lease

On February 24, 2020, Avalon Shanghai entered into a lease for office space in Beijing, China, with a third party (the “Beijing Office Lease”). Pursuant to the Beijing Office Lease, the monthly rent is RMB 50,586 (approximately $8,000) with a required security deposit of RMB 164,764 (approximately $25,000). In addition, Avalon Shanghai needs to pay monthly maintenance fees of RMB 4,336 (approximately $700). The term of the Beijing Office Lease was 12 months commencing on March 1, 2020 and expired on February 28, 2021. As of December 31, 2020, the future minimum rental payment required under this Beijing Office Lease is $16,820.

For the years ended December 31 2020 and 2019, rent expense and maintenance fees related to Avalon Shanghai office lease amounted to approximately $91,000 and $90,000, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – COMMITMENTS AND CONTINCENGIES (continued)

Operating Leases (continued)

Operating Lease for General Business

In December 2019, the Company entered into a lease in New York, U.S., with a third party (the “New York Lease”). Pursuant to the New York Lease, the monthly rent is $6,000. The term of the New York Lease is 3 years commencing on January 1, 2020 and expires on December 31, 2022. For the year ended December 31, 2020, rent expense related to the New York Lease amounted to $72,000.

Operating lease right-of-use asset related to the New York Lease is included in “Right-of-use asset, operating lease” on the accompanying consolidated balance sheets. With respect to lease liability, operating lease liability is included in “Operating lease obligation” and “Operating lease obligation – noncurrent portion,” on the accompanying consolidated balance sheets. The Company’s leases as of December 31, 2019 did not meet the requirements to be recorded as a right-of-use asset and operating lease obligation as they were immaterial and less than 12 months in term.

Supplemental cash flow information related to the New York lease for the year ended December 31, 2020 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$66,000
Right-of-use asset obtained in exchange for lease obligation:
Operating lease	$201,028

Supplemental balance sheet information related to the New York Lease as of December 31, 2020 is as follows:

Operating Lease:
Operating lease right-of-use asset	$137,333

Current portion of operating lease liability	$76,379
Long-term operating lease liability	66,954
Total operating lease liability	$143,333

Weighted Average Remaining Lease Term (in years):
Operating lease	2.00

Weighted Average Discount Rate:
Operating lease	5.0%

The following table summarizes the maturity of lease liability under the New York Lease as of December 31, 2020:

For the Year Ending December 31:	Operating Lease
2021	$72,000
2022	72,000
2023 and thereafter	-
Total lease payments	144,000
Amount of lease payments representing interest	(6,667)
Total present value of operating lease liability	$137,333

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – COMMITMENTS AND CONTINCENGIES (continued)

Equity Investment Commitment

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within five years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.2 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.5 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of December 31, 2020, Avalon Shanghai has contributed RMB 4,500,000 (approximately $0.7 million) that was included in equity method investment on the accompanying consolidated balance sheets. The Company intends to use its present working capital together with borrowings from related party and equity raises to fund the project cost.

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

In addition, Avactis is responsible for:

●	Contributing registered capital of RMB 5,000,000 (approximately $0.8 million) for working capital purposes as required by local regulation, which is not required to be contributed immediately and will be contributed subject to Avactis’ discretion;

●	assist AVAR in setting up its business operations and obtaining all required permits and licenses from Chinese government;

●	assisting AVAR in recruiting, hiring and retaining personnel;

●	providing AVAR with access to various hospital networks in China to assist in the testing and commercialization of the CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy technology in China;

●	assisting AVAR in managing the Good Manufacturing Practices (GMP) facility and clinic to be developed by AVAR;

●	providing AVAR with advice pertaining to conducting clinicals in China; and

●	Within 6 days of signing the AVAR Agreement, Avactis is required to pay to Arbele $300,000 as a research and development fee with an additional two payments of $300,000 (for a total of $900,000) to be paid upon mutually agreed upon milestones.

Under AVAR Agreement, Arbele shall be responsible for the following:

●	Entering into a License Agreement with AVAR; and

●	Providing AVAR with research and development expertise pertaining to clinical laboratory medicine when hired by AVAR.

As of December 31, 2020 and 2019, Avactis has paid $900,000 and $600,000 to Arbele as research and development fee, respectively. As of December 31, 2020, License Agreement has not been finalized.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – COMMITMENTS AND CONTINCENGIES (continued)

Line of Credit Agreement

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), a significant shareholder and director of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of December 31, 2020, $3,200,000 was outstanding under the Line of Credit.

NOTE 18 – SUBSEQUENT EVENTS

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”). From January 1, 2021 to March 29, 2021, Jefferies sold an aggregate of 1,830,317 shares of common stock at an average price of $1.34 per share to investors. The Company received net cash proceeds of $2,386,924, net of commission paid to sales agent of $73,822.

In January 2021, the Company issued a total of 300,000 shares of its common stock for services rendered. These shares were valued at $360,000, the fair market values on the grant dates using the reported closing share prices on the dates of grant and the Company reduced accrued liabilities of $360,000.

On February 22, 2021, Avalon Shanghai entered into a lease for office space in Beijing, China, with a third party (the “Beijing Office Lease”). Pursuant to the Beijing Office Lease, the monthly rent is RMB 37,578 (approximately $6,000) with a required security deposit of RMB 125,741 (approximately $19,000). In addition, Avalon Shanghai needs to pay monthly maintenance fees of RMB 4,336 (approximately $700). The term of the Beijing Office Lease is 24 months commencing on March 1, 2021 and expires on February 28, 2023.

