Form 10-Q
period 2021-03-31
Avalon GloboCare Corp.
filed 2021-05-14
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AVCO	The NASDAQ Stock Market LLC

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 14, 2021
Common Stock, $0.0001 par value per share	84,423,564 shares

AVALON GLOBOCARE CORP.

FORM 10-Q

March 31, 2021

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,692,540	$726,577
Rent receivable	23,471	35,395
Deferred financing costs	152,438	222,141
Prepaid expenses and other current assets	295,731	302,224

Total Current Assets	2,164,180	1,286,337

NON-CURRENT ASSETS:
Rent receivable - noncurrent portion	109,174	111,840
Security deposit	19,662	-
Deferred leasing costs	133,359	144,197
Operating lease right-of-use assets, net	241,729	137,333
Property and equipment, net	439,962	479,115
Investment in real estate, net	7,644,950	7,685,686
Equity method investment	532,199	521,758

Total Non-current Assets	9,121,035	9,079,929

Total Assets	$11,285,215	$10,366,266

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$1,445,225	$1,212,822
Accrued research and development fees	432,500	513,533
Accrued payroll liability and directors' compensation	165,846	154,292
Accrued liabilities and other payables	344,453	367,411
Accrued liabilities and other payables - related parties	313,105	267,956
Operating lease obligation	132,657	76,379
Note payable - related party	390,000	-

Total Current Liabilities	3,223,786	2,592,393

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	109,337	66,954
Note payable - related party	-	390,000
Loan payable - related party	3,305,249	3,200,000

Total Non-current Liabilities	3,414,586	3,656,954

Total Liabilities	6,638,372	6,249,347

Commitments and Contingencies

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized;
84,943,564 shares issued and 84,423,564 shares outstanding at March 31, 2021;
82,795,297 shares issued and 82,275,297 shares outstanding at December 31, 2020	8,494	8,279
Additional paid-in capital	49,755,996	46,856,447
Less: common stock held in treasury, at cost;
520,000 shares at March 31, 2021 and December 31, 2020	(522,500)	(522,500)
Accumulated deficit	(44,408,493)	(42,041,375)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(193,232)	(190,510)
Total Avalon GloboCare Corp. stockholders' equity	4,646,843	4,116,919
Non-controlling interest	-	-

Total Equity	4,646,843	4,116,919

Total Liabilities and Equity	$11,285,215	$10,366,266

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
REVENUES
Real property rental	$289,774	$296,956

COSTS AND EXPENSES
Real property operating expenses	216,894	254,501

GROSS PROFIT
Real property operating income	72,880	42,455

OTHER OPERATING EXPENSES:
Professional fees	1,381,178	1,553,698
Compensation and related benefits	562,006	1,128,468
Research and development expenses	213,188	275,402
Other general and administrative	220,096	307,079

Total Other Operating Expenses	2,376,468	3,264,647

LOSS FROM OPERATIONS	(2,303,588)	(3,222,192)

OTHER INCOME (EXPENSE)
Interest expense - related party	(45,149)	(42,169)
Loss from equity method investment	(18,514)	(9,084)
Other income	133	2,664

Total Other Expense, net	(63,530)	(48,589)

LOSS BEFORE INCOME TAXES	(2,367,118)	(3,270,781)

INCOME TAXES	-	-

NET LOSS	$(2,367,118)	$(3,270,781)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,367,118)	$(3,270,781)

COMPREHENSIVE LOSS:
NET LOSS	$(2,367,118)	$(3,270,781)
OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(2,722)	(22,066)
COMPREHENSIVE LOSS	(2,369,840)	(3,292,847)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,369,840)	$(3,292,847)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.03)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	83,413,154	76,712,054

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2021

(Unaudited)

	Avalon GloboCare Corp. Stockholders' Equity
	Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number		Number		Additional	Number				Other	Non-
	of		of		Paid-in	of		Accumulated	Statutory	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2021	-	$-	82,795,297	$8,279	$46,856,447	(520,000)	$(522,500)	$(42,041,375)	$6,578	$(190,510)	$-	$4,116,919

Sale of common stock, net	-	-	1,848,267	185	2,337,074	-	-	-	-	-	-	2,337,259

Issuance of common stock for services (Note 8)	-	-	300,000	30	359,970	-	-	-	-	-	-	360,000

Stock-based compensation	-	-	-	-	202,505	-	-	-	-	-	-	202,505

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(2,722)	-	(2,722)

Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	-	(2,367,118)	-	-	-	(2,367,118)

Balance, March 31, 2021	-	$-	84,943,564	$8,494	$49,755,996	(520,000)	$(522,500)	$(44,408,493)	$6,578	$(193,232)	$-	$4,646,843

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2020

(Unaudited)

	Avalon GloboCare Corp. Stockholders' Equity
	Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number		Number		Additional	Number				Other	Non-
	of		of		Paid-in	of		Accumulated	Statutory	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2020	-	$-	76,730,802	$7,673	$34,593,006	(520,000)	$(522,500)	$(29,361,937)	$6,578	$(257,747)	$-	$4,465,073

Sale of common stock, net	-	-	980,358	98	1,539,153	-	-	-	-	-	-	1,539,251

Issuance of common stock for services	-	-	222,577	22	213,278	-	-	-	-	-	-	213,300

Stock-based compensation	-	-	-	-	785,350	-	-	-	-	-	-	785,350

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(22,066)	-	(22,066)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-	(3,270,781)	-	-	-	(3,270,781)

Balance, March 31, 2020	-	$-	77,933,737	$7,793	$37,130,787	(520,000)	$(522,500)	$(32,632,718)	$6,578	$(279,813)	$-	$3,710,127

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

  (Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,367,118)	$(3,270,781)
Adjustments to reconcile net loss to
net cash used in operating activities:
Bad debt provision	-	4,698
Depreciation	78,875	76,535
Amortization of straight-line rent receivable	943	16,988
Amortization of right-of-use asset	27,531	-
Stock-based compensation and service expense	573,982	1,189,101
Loss on equity method investment	18,514	9,084
Loss on fixed assets disposal	-	2,648
Changes in operating assets and liabilities:
Accounts receivable - related party	-	85,932
Rent receivable	13,647	(23,733)
Security deposit	6,003	-
Deferred leasing costs	(2,364)	-
Prepaid expenses and other current assets	(40,803)	(96,669)
Accrued liabilities and other payables	163,442	(38,817)
Accrued liabilities and other payables - related parties	45,149	28,218
Operating lease obligation	(33,326)	18,000

NET CASH USED IN OPERATING ACTIVITIES	(1,515,525)	(1,998,796)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in equity method investment	(30,844)	-

NET CASH USED IN INVESTING ACTIVITIES	(30,844)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from loan payable - related party	105,249	300,000
Proceeds received from equity offering	2,481,405	1,623,584
Disbursements for equity offering costs	(74,442)	(48,707)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,512,212	1,874,877

EFFECT OF EXCHANGE RATE ON CASH	120	(5,701)

NET INCREASE (DECREASE) IN CASH	965,963	(129,620)

CASH - beginning of period	726,577	764,891

CASH - end of period	$1,692,540	$635,271

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$-	$57,207
Common stock issued for accrued liabilities	$261,032	$-

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

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as COVID-19 related diagnostics and therapeutics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients' growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through its subsidiary structure with unique integration of verticals from innovative R&D to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and regenerative therapeutics.

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd., a British Virgin Island company. There was no activity for the subsidiary since its incorporation through March 31, 2021. Avalon (BVI) Ltd. is dormant and is in process of being dissolved.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Currently, Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of March 31, 2021, the occupancy rate of the building is 89.4%.

On July 31, 2017, the Company formed Genexosome Technologies Inc. (“Genexosome”) in Nevada. Genexosome was engaged in developing proprietary diagnostic and therapeutic products using exosomes. Genexosome owns 100% of the capital stock of Beijing Jieteng (Genexosome) Biotech Co., Ltd., a corporation incorporated in the People’s Republic of China on August 7, 2015 (“Beijing Genexosome”), and the Company holds 60% of Genexosome and Dr. Yu Zhou holds 40% of Genexosome. The Company had not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has decided to impair the intangible asset associated with this acquisition to zero. Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019. Since the fourth quarter of 2019, the non-controlling interest keeps inactive.

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

On June 13, 2019, the Company formed a wholly owned subsidiary, International Exosome Association LLC, a Delaware company. There was no activity for the subsidiary since its incorporation through March 31, 2021.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these condensed consolidated financial statements as of March 31, 2021 are as follows:

Name of Subsidiary	Place and date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by AVCO	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in United States of America (“USA”)

Avalon (BVI) Ltd. (“Avalon BVI”)	British Virgin Island January 23, 2017	100% held by AVCO	Dormant, is in process of being dissolved

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by AVCO	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in China

Genexosome Technologies Inc. (“Genexosome”)	Nevada July 31, 2017	60% held by AVCO	Dormant

Beijing Jieteng (Genexosome) Biotech Co., Ltd. (“Beijing Genexosome”)	PRC August 7, 2015	100% held by Genexosome	Provides development services for hospitals and other customers and sells developed items to hospitals and other customers in China

Avactis Biosciences Inc. (“Avactis”)	Nevada July 18, 2018	100% held by AVCO	Integrate and optimize global scientific and clinical resources to further advance cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others to treat certain cancers

International Exosome Association LLC (“Exosome”)	Delaware June 13, 2019	100% held by AVCO	Promotes standardization related to exosome industry

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN CONDITION

Basis of Presentation

These interim condensed consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 30, 2021.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN CONDITION (continued)

Going Concern

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as COVID-19 related diagnostics and therapeutics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients' growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through its subsidiary structure with unique integration of verticals from innovative R&D to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and regenerative therapeutics.

In addition, the Company owns commercial real estate that houses its headquarters in Freehold, New Jersey and provides outsourced, customized international healthcare services to the rapidly changing health care industry primarily focused in the People’s Republic of China. The Company did not generate any revenue from medical related consulting services segment during the three months ended March 31, 2021. These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had working capital deficit of $1,059,606 as of March 31, 2021 and has incurred recurring net loss and generated negative cash flow from operating activities of $2,367,118 and $1,515,525 for the three months ended March 31, 2021, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The occurrence of an uncontrollable event such as the COVID-19 pandemic had negatively impact on the Company’s operations. Some tenants have delayed on rent payment. Our general development operations have continued during the COVID-19 pandemic and we have not had significant disruption. However, we are uncertain if the COVID-19 pandemic will impact future operations at our laboratory, or our ability to collaborate with other laboratories and universities. In addition, we are unsure if the COVID-19 pandemic will impact future clinical trials. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact the Company’s business for the rest of 2021.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended March 31, 2021 and 2020 include the useful life of property and equipment and investment in real estate, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

The carrying amounts reported in the condensed consolidated balance sheets for cash, rent receivable, accrued liabilities and other payables, accrued liabilities and other payables – related parties, operating lease obligation, and note payable, approximate their fair market value as of March 31, 2021 and December 31, 2020 based on the short-term maturity of these instruments.

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

Cash and Cash Equivalents

At March 31, 2021 and December 31, 2020, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2021		December 31, 2020
United States	$1,527,257	90.2%	$559,711	77.0%
China	165,283	9.8%	166,866	23.0%
Total cash	$1,692,540	100.0%	$726,577	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at March 31, 2021 and December 31, 2020.

Credit Risk and Uncertainties

A portion of the Company’s cash is maintained with state-owned banks within the PRC. Balances at state-owned banks within the PRC are covered by insurance up to RMB 500,000 (approximately $76,000) per bank. Any balance over RMB 500,000 per bank in PRC will not be covered. At March 31, 2021, cash balances held in the PRC are RMB 1,083,049 (approximately $165,000), of which, RMB 556,726 (approximately $85,000) was not covered by such limited insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At March 31, 2021, the Company’s cash balances in United States bank accounts had approximately $986,000 in excess of the federally-insured limits.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk and Uncertainties (continued)

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. A portion of the Company’s sales are credit sales which is to the customer whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivable is limited due to short-term payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

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

The Company’s revenues are derived from providing medial related consulting services for its’ related parties. Revenues related to its service offerings are recognized as the services are performed. Any payments received in advance of the performance of services are recorded as deferred revenue until such time as the services are performed.

The Company has determined that the ASC 606 does not apply to rental contracts, which are within the scope of other revenue recognition accounting standards.

Rental income from operating leases is recognized on a straight-line basis under the guidance of ASC 842. Lease payments under tenant leases are recognized on a straight-line basis over the term of the related leases. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payments are included in rent receivable on the condensed consolidated balance sheets.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended March 31, 2021 and 2020, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended March 31,
	2021	2020
Stock options	7,580,000	6,800,000
Potentially dilutive securities	7,580,000	6,800,000

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

The Company previously had three reportable business segments: real property operating segment, medical related consulting services segment, and development services and sales of developed products segment. Due to the winding down of the development services and sales of developed products segment in 2020, the Company no longer has any material revenues or expenses in this segment. As a result, commencing from the first quarter of 2021, the Company’s chief operating decision maker no longer reviews development services and sales of developed products operating results and the Company no longer reports in three segments.

During the three months ended March 31, 2021, the Company operates through two business segments: real property operating segment and medical related consulting services segment. These reportable segments offer different types of services and products, have different types of revenue, and are managed separately as each requires different operating strategies and management expertise.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. This standard removes certain exceptions related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019 – 12 did not have a material impact on the Company’s consolidated financial statements.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At March 31, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	March 31, 2021	December 31, 2020
Prepaid NASDAQ listing fee	$63,417	$-
Prepaid directors and officers liability insurance premium	62,038	64,929
Prepaid professional fees	53,364	78,639
Recoverable VAT	41,934	40,446
Deferred leasing costs	31,422	18,220
Prepaid research and development fees	30,305	60,610
Other	13,251	39,380
Total	$295,731	$302,224

NOTE 5 – EQUITY METHOD INVESTMENT

As of March 31, 2021 and December 31, 2020, the equity method investment amounted to $532,199 and $521,758, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon Biotech Co., Ltd. (“Epicon”). Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and the other unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), accounted for 40% and 60% of the total ownership, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

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

For the three months ended March 31, 2021 and 2020, the Company’s share of Epicon’s net loss was $18,514 and $9,084, respectively, which was included in loss from equity method investment in the accompanying condensed consolidated statements of operations and comprehensive loss.

In the three months ended March 31, 2021, activity recorded for the Company’s equity method investment in Epicon is summarized in the following table:

Equity investment carrying amount at January 1, 2021	$521,758
Payment made for equity method investment	30,844
Epicon's net loss attributable to the Company	(18,514)
Foreign currency fluctuation	(1,889)
Equity investment carrying amount at March 31, 2021	$532,199

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENT (continued)

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	March 31, 2021	December 31, 2020
Current assets	$13,071	$13,023
Noncurrent assets	255,884	264,390
Current liabilities	14,351	6,615
Noncurrent liabilities	-	-
Equity	254,604	270,798

	For the Three Months Ended March 31,
	2021	2020
Net revenue	$-	$-
Gross profit	-	-
Loss from operation	46,286	22,711
Net loss	46,286	22,711

NOTE 6 – ACCRUED LIABILITIES AND OTHER PAYABLES

At March 31, 2021 and December 31, 2020, accrued liabilities and other payables consisted of the following:

	March 31, 2021	December 31, 2020
Accrued professional fees	$1,445,225	$1,212,822
Accrued research and development fees	432,500	513,533
Accrued payroll liability and directors’ compensation	165,846	154,292
Accrued tenants’ improvement reimbursement	81,900	81,900
Tenants’ security deposit	69,533	69,634
Accounts payable	56,374	87,190
Deferred rental income	26,286	23,510
Other	110,360	105,177
Total	$2,388,024	$2,248,058

NOTE 7 – RELATED PARTY TRANSACTIONS

Accrued Liabilities and Other Payables – Related Parties

The Company acquired Beijing Genexosome for a cash payment of $450,000. As of March 31, 2021 and December 31, 2020, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

As of March 31, 2021 and December 31, 2020, the accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, amounted to $213,105 and $167,956, respectively, and have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

Borrowings from Related Party

Promissory Note

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and Chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022. The Company repaid principal of $410,000 and $200,000 in the third quarter of 2019 and second quarter of 2020, respectively. As of both March 31, 2021 and December 31, 2020, the outstanding principal balance was $390,000.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Borrowings from Related Party (continued)

Line of Credit

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), the largest shareholder and Chairman of the Board of Directors of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of March 31, 2021 and December 31, 2020, $3,305,249 and $3,200,000 was outstanding under the Line of Credit, respectively.

For the three months ended March 31, 2021 and 2020, the interest expense related to above borrowings amounted to $45,149 and $42,169, respectively, and has been included in interest expense – related party on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2021 and December 31, 2020, the related accrued and unpaid interest for above borrowings was $213,105 and $167,956, respectively, and has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

Office Space from Related Party

Beijing Genexosome uses office space of a related party, free of rent, which is considered immaterial.

NOTE 8 – EQUITY

2020 Incentive Stock Plan

The Company held its annual meeting on August 4, 2020. During its annual meeting, the Company approved 2020 Incentive Stock Plan and reserved 5,000,000 shares of common stock for issuance thereunder.

Common Shares Sold for Cash

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock. During the three months ended March 31, 2021, Jefferies sold an aggregate of 1,848,267 shares of common stock at an average price of $1.34 per share to investors. The Company recorded net proceeds of $2,337,259, net of commission and other offering costs of $144,146.

Common Shares Issued for Services

During the three months ended March 31, 2021, the Company issued a total of 300,000 shares of its common stock for services rendered. These shares were valued at $360,000, the fair market values on the grant dates using the reported closing share prices on the dates of grant and the Company recorded stock-based compensation expense of $98,968 for the three months ended March 31, 2021 and reduced accrued liabilities of $261,032.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – EQUITY (continued)

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at March 31, 2021:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2021	Weighted Average Exercise Price
$0.50	2,000,000	5.86	$0.50	2,000,000	$0.50
1.00 – 1.93	2,810,000	5.37	1.40	2,366,666	1.45
2.00 – 2.80	2,740,000	2.52	2.17	2,740,000	2.17
4.76	30,000	3.01	4.76	30,000	4.76
$0.50 – 4.76	7,580,000	4.46	$1.45	7,136,666	$1.47

Stock option activities for the three months ended March 31, 2021 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2021	7,140,000	$1.48
Granted	440,000	1.12
Terminated / Exercised / Expired	-	-
Outstanding at March 31, 2021	7,580,000	$1.45
Options exercisable at March 31, 2021	7,136,666	$1.47
Options expected to vest	443,334	$1.14

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at March 31, 2021 was $1,161,700.

The fair values of options granted during the three months ended March 31, 2021 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 128.42%, risk-free rate of 0.36%, annual dividend yield of 0% and expected life of 5.00 years. The aggregate fair value of the options granted during the three months ended March 31, 2021 was $419,020.

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

For the three months ended March 31, 2021 and 2020, stock-based compensation expense associated with stock options granted amounted to $202,505 and $785,350, respectively, of which, $139,507 and $674,998 was recorded as compensation and related benefits, $43,443 and $103,818 was recorded as professional fees, and $19,555 and $6,534 was recorded as research and development expenses, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – EQUITY (continued)

Options (continued)

A summary of the status of the Company’s nonvested stock options granted as of March 31, 2021 and changes during the three months ended March 31, 2021 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2021	218,334	$1.18
Granted	440,000	1.12
Vested	(215,000)	(1.15)
Nonvested at March 31, 2021	443,334	$1.14

NOTE 9 - STATUTORY RESERVE

Avalon Shanghai and Beijing Genexosome operate in the PRC, are required to reserve 10% of their net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai and Beijing Genexosome during the three months ended March 31, 2021 and 2020 as they incurred net losses in these periods.

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

The Company’s PRC subsidiaries’ net assets as of March 31, 2021 and December 31, 2020 did not exceed 25% of the Company’s consolidated net assets. Accordingly, the Parent Company’s condensed consolidated financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

NOTE 11 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
Customer	2021	2020
A	30%	30%
B	20%	18%
C	13%	15%

*	Less than 10%

One customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at March 31, 2021, accounted for 70.3% of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at March 31, 2021.

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

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three months ended March 31, 2021 and 2020.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at March 31, 2021, accounted for 90.2% of the Company’s total outstanding accounts payable at March 31, 2021.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2020, accounted for 93.6% of the Company’s total outstanding accounts payable at December 31, 2020.

NOTE 12 – SEGMENT INFORMATION

For the three months ended March 31, 2020, the Company operated in three reportable business segments - (1) the real property operating segment, (2) the medical related consulting services segment, and (3) the performing development services for hospitals and other customers and sales of developed products to hospitals and other customers segment.

Due to the winding down of the development services and sales of developed products segment in 2020, the Company no longer has any material revenues or expenses in this segment. As a result, commencing from the first quarter of 2021, the Company’s chief operating decision maker no longer reviews development services and sales of developed products operating results.

For the three months ended March 31, 2021, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment.

The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three months ended March 31, 2021 and 2020 was as follows:

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – SEGMENT INFORMATION (continued)

	Three Months Ended March 31,
	2021	2020
Revenues
Real property operations	$289,774	$296,956
Costs and expenses
Real property operations	216,894	254,501
Gross profit
Real property operations	72,880	42,455
Other operating expenses
Real property operations	101,423	110,816
Medical related consulting services	161,553	155,235
Development services and sales of developed products	-	35,999
Corporate/Other	2,113,492	2,962,597
Total	2,376,468	3,264,647
Other income (expense)
Interest expense
Corporate/Other	(45,149)	(42,169)
Total	(45,149)	(42,169)
Other income (expense)
Real property operations	104	(935)
Medical related consulting services	(18,486)	(5,487)
Development services and sales of developed products	-	2
Corporate/Other	1	-
Total	(18,381)	(6,420)
Total other expense, net	(63,530)	(48,589)
Net loss
Real property operations	28,439	69,296
Medical related consulting services	180,039	160,722
Development services and sales of developed products	-	35,997
Corporate/Other	2,158,640	3,004,766
Total	$2,367,118	$3,270,781

Identifiable long-lived tangible assets at March 31, 2021 and December 31, 2020	March 31, 2021	December 31, 2020
Real property operations	$7,655,918	$7,697,473
Medical related consulting services	208,561	223,459
Development services and sales of developed products	-	243,869
Corporate/Other	220,433	-
Total	$8,084,912	$8,164,801

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – SEGMENT INFORMATION (continued)

Identifiable long-lived tangible assets at March 31, 2021 and December 31, 2020	March 31, 2021	December 31, 2020
United States	$7,718,174	$7,764,947
China	366,738	399,854
Total	$8,084,912	$8,164,801

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and its property is not subject to, any material legal proceedings, except as set forth below.

On October 25, 2017, Genexosome entered into and closed a Stock Purchase Agreement with Beijing Genexosome and Yu Zhou, MD, PhD, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000, of which $100,000 is still owed. Further, on October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Dr. Zhou, pursuant to which the Company acquired all assets, including all intellectual property and exosome separation systems, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, Genexosome paid Dr. Zhou $876,087 in cash, transferred 500,000 shares of common stock of the Company to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of Genexosome. Further, the Company had not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has decided to impair the intangible asset associated with this acquisition to zero on September 30, 2019. Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019. Further, on October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016 and violation of Ohio Uniform Trade Secrets Act. Research Institute is seeking monetary damages, injunctive relief, exemplary damages, injunctive relief and other equitable relief. The Company intends to vigorously defend against this action and pursue all available legal remedies. The civil case against Avalon is stayed pending resolution of the criminal proceedings against Dr. Zhou and Li Chen, and while there can be no assurances, the Company believes it has substantial legal and factual defenses to the Research Institute’s claims and the likelihood of any findings of liability for the Company cannot be assessed at this time.

Operating Leases Commitment

The Company is a party to leases for office space. Rent expense under all operating leases amounted to approximately $39,000 for both the three months ended March 31, 2021 and 2020.

Supplemental cash flow information related to leases for the three months ended March 31, 2021 and 2020 is as follows:

	Three Month Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$29,590	$-
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$133,201	$185,401

The following table summarizes the lease term and discount rate for the Company’s operating lease as of March 31, 2021:

Operating Lease
Weighted average remaining lease term (in years)	1.83
Weighted average discount rate	4.88%

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINCENGIES (continued)

Operating Leases Commitment (continued)

The following table summarizes the maturity of lease liabilities under operating lease as of March 31, 2021:

For the Twelve-month Period Ending March 31:	Operating Lease
2022	$140,817
2023	111,347
2024 and thereafter	-
Total lease payments	252,164
Amount of lease payments representing interest	(10,170)
Total present value of operating lease liabilities	$241,994

Current portion	$132,657
Long-term portion	109,337
Total	$241,994

Equity Investment Commitment

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within five years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.2 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.5 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of March 31, 2021, Avalon Shanghai has contributed RMB 4,700,000 (approximately $0.7 million) that was included in equity method investment on the accompanying condensed consolidated balance sheets. The Company intends to use its present working capital together with borrowings from related party and equity raises to fund the project cost.

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

As of March 31, 2021 and December 31, 2020, Avactis has paid $900,000 to Arbele as research and development fee. As of March 31, 2021, License Agreement has not been finalized.

Line of Credit Agreement

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), a significant shareholder and director of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of March 31, 2021, $3,305,249 was outstanding under the Line of Credit.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2021 and 2020 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 30, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Impact of COVID-19 on Our Operations, Financial Condition, Liquidity and Results of Operations

Although the COVID-19 vaccines have generally been introduced to the public, the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, a significant increase in new and variant strains of COVID-19 cases, availability and effectiveness of COVID-19 vaccines and therapeutics, the level of acceptance of the vaccine by the general population and any additional preventative and protective actions that governments, or us, may determine are needed.

The occurrence of COVID-19 pandemic had negative impact on our operations. Some tenants have delayed on rent payment and some of the universities and laboratories with which we collaborate were temporarily closed. Our general development operations have continued during the COVID-19 pandemic and we have not had significant disruption. However, we are uncertain if the COVID-19 pandemic will impact future operations at our laboratory, or our ability to collaborate with other laboratories and universities. In addition, we are unsure if the COVID-19 pandemic will impact future clinical trials. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact the Company’s business for the rest of 2021.

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

Overview

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as COVID-19 related diagnostics and therapeutics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients' growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through its subsidiary structure with unique integration of verticals from innovative R&D to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and regenerative therapeutics.

Avalon achieves and fosters seamless integration of unique verticals to bridge and accelerate innovative research, bio-process development, clinical programs and product commercialization. Avalon’s upstream innovative research includes:

●	Development of Avalon Clinical-grade Tissue-specific Exosome (“ACTEX™”).

●	Novel therapeutic and diagnostic targets development utilizing QTY-code protein design technology with Massachusetts Institute of Technology (MIT) including using the QTY code protein design technology for development of a hemofiltration device to treat Cytokine Storm.

●	Strategic partnership with the University of Natural Resources and Life Sciences (BOKU) in Vienna, Austria to develop an S-layer vaccine that can be administered by an intranasal or oral route against SARS-CoV-2, the novel coronavirus that causes COVID-19 disease.

Avalon’s midstream bio-processing and bio-production facility is located in Nanjing, China with state-of-the-art, automated GMP and QC/QA infrastructure for standardized bio-manufacturing of clinical-grade cellular products involved in our clinical programs in immune effector cell therapy, regenerative therapeutics, as well as bio-banking. As a result of the COVID pandemic, the operation of this facility has not been at full capacity. However, the Company expects to slowly increase operations during 2021.

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

During the first quarter of 2021, we did not have any revenue from medical related consulting services. Although we maintain close working relationships with our related parties, the consulting agreements with our related parties expired as of December 31, 2020. There was no order from related party and third party customers in the three months ended March 31, 2021. Currently, we are negotiating with our potential customers and consulting services agreements are not finalized.

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

Going Concern

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as COVID-19 related diagnostics and therapeutics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients' growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through its subsidiary structure with unique integration of verticals from innovative R&D to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and regenerative therapeutics.

In addition, the Company owns commercial real estate that houses its headquarters in Freehold, New Jersey and provides outsourced, customized international healthcare services to the rapidly changing health care industry primarily focused in the People’s Republic of China. The Company did not generate any revenue from medical related consulting services segment during the three months ended March 31, 2021. These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had working capital deficit of $1,059,606 as of March 31, 2021 and has incurred recurring net loss and generated negative cash flow from operating activities of $2,367,118 and $1,515,525 for the three months ended March 31, 2021, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The occurrence of an uncontrollable event such as the COVID-19 pandemic had negatively impact on the Company’s operations. Some tenants have delayed on rent payment. Our general development operations have continued during the COVID-19 pandemic and we have not had significant disruption. However, we are uncertain if the COVID-19 pandemic will impact future operations at our laboratory, or our ability to collaborate with other laboratories and universities. In addition, we are unsure if the COVID-19 pandemic will impact future clinical trials. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact the Company’s business for the rest of 2021.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

The Company’s revenues are derived from providing medial related consulting services for its’ related parties. Revenues related to its service offerings are recognized as the services are performed. Any payments received in advance of the performance of services are recorded as deferred revenue until such time as the services are performed.

We have determined that the ASC 606 does not apply to rental contracts, which are within the scope of other revenue recognition accounting standards.

Rental income from operating leases is recognized on a straight-line basis under the guidance of ASC 842. Lease payments under tenant leases are recognized on a straight-line basis over the term of the related leases. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payments are included in rent receivable on the condensed consolidated balance sheets.

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

Recent Accounting Standards

For details of applicable new accounting standards, please, refer to Recent Accounting Standards in Note 3 of our condensed consolidated financial statements accompanying this report.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

Revenues

For the three months ended March 31, 2021, we had real property rental revenue of $289,774, as compared to $296,956 for the three months ended March 31, 2020, a decrease of $7,182, or 2.4%. The slight decrease was primarily attributable to a tenant moved out in August 2020. We expect that our revenue from real property rent will remain in its current quarterly level with minimal increase in the near future.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended March 31, 2021, our real property operating expenses amounted to $216,894, as compared to $254,501 for the three months ended March 31, 2020, a decrease of $37,607, or 14.8%. The decrease was mainly due to a decrease in repairs and maintenance fees of approximately $22,000, and a decrease in other miscellaneous items of approximately $16,000.

Real Property Operating Income

Our real property operating income for the three months ended March 31, 2021 was $72,880, representing an increase of $30,425, or 71.7%, as compared to $42,455 for the three months ended March 31, 2020. The increase was mainly attributable to the decrease in real property operating expenses as described above. We expect our real property operating income will remain in its current quarterly level with minimal increase in the near future.

Other Operating Expenses

For the three months ended March 31, 2021 and 2020, other operating expenses consisted of the following:

	Three Months Ended March 31,
	2021	2020
Professional fees	$1,381,178	$1,553,698
Compensation and related benefits	562,006	1,128,468
Research and development	213,188	275,402
Directors and officers liability insurance premium	81,141	58,013
Travel and entertainment	32,150	73,580
Rent and related utilities	22,627	22,741
Advertising expenses	8,823	70,903
Other general and administrative	75,355	81,842
	$2,376,468	$3,264,647

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to being a public company. For the three months ended March 31, 2021, professional fees decreased by $172,520, or 11.1%, as compared to the three months ended March 31, 2020. The decrease was primarily attributable to a decrease in investor relations service fees of approximately $171,000 mainly due to the decrease in use of investor relations service providers, and a decrease in other miscellaneous items of approximately $1,000. We expect that our professional fees will remain in its current quarterly level with minimal increase in the near future.

●	For the three months ended March 31, 2021, compensation and related benefits decreased by $566,462, or 50.2%, as compared to the three months ended March 31, 2020. The significant decrease was primarily attributable to a decrease in stock-based compensation of approximately $578,000 which reflected the value of options granted and vested to our management, offset by an increase in compensation and related benefits for other employees of approximately $12,000. We expect that our compensation and related benefits will remain in its current quarterly level with minimal increase in the near future.

●	For the three months ended March 31, 2021, research and development expenses decreased by $62,214, or 22.6%, as compared to the three months ended March 31, 2020. The decrease was primarily attributable to our first project with Arbele was completed in 2020 and no further research and development project was incurred in 2021. We expect our research and development expenses will increase in the near future.

●	For the three months ended March 31, 2021, Directors and Officers Liability Insurance premium increased by $23,128, or 39.9%, as compared to the three months ended March 31, 2020. The increase was mainly due to different insurance provider with different premium.

●	For the three months ended March 31, 2021, travel and entertainment expense decreased by $41,430, or 56.3%, as compared to the three months ended March 31, 2020. The decrease was mainly due to decreased business travel activities and decreased entertainment expenditure resulting from COVID-19. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, such as, cease traveling to non-essential jobs and curtail all unnecessary travel, and stay at home as much as possible.

●	For the three months ended March 31, 2021, rent and related utilities expenses decreased by $114, or 0.5%, as compared to the three months ended March 31, 2020.

●	For the three months ended March 31, 2021, advertising expenses decreased by $62,080 or 87.6% as compared to the three months ended March 31, 2020. The decrease was primarily due to decreased advertising activities incurred as a result of stricter control on corporation spending. We expect that our advertising expenses will increase in the near future.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, office supplies, and other miscellaneous items. For the three months ended March 31, 2021, other general and administrative expenses decreased by $6,487, or 7.9%, as compared to the three months ended March 31, 2020, reflecting our efforts at stricter controls on corporate expenditure.

Loss from Operations

As a result of the foregoing, for the three months ended March 31, 2021, loss from operations amounted to $2,303,588, as compared to $3,222,192 for the three months ended March 31, 2020, a decrease of $918,604, or 28.5%.

Other Income (Expense)

Other income (expense) mainly includes interest expense and loss from equity method investment.

Other expense, net, totaled $63,530 for the three months ended March 31, 2021, as compared to $48,589 for the three months ended March 31, 2020, an increase of $14,941, or 30.7%, which was primarily attributable to an increase in loss from equity method investment of approximately $9,000, an increase in interest expense of approximately $3,000, and a decrease in miscellaneous income of approximately $3,000.

Income Taxes

We did not have any income taxes expense for the three months ended March 31, 2021 and 2020 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $2,367,118 for the three months ended March 31, 2021, as compared to $3,270,781 for the three months ended March 31, 2020, a decrease of $903,663 or 27.6%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $2,367,118 or $(0.03) per share (basic and diluted) for the three months ended March 31, 2021, as compared with $3,270,781, or $(0.04) per share (basic and diluted) for the three months ended March 31, 2020, a change of $903,663 or 27.6%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Genexosome, Avactis, and Exosome, is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing Genexosome is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $2,722 and $22,066 for the three months ended March 31, 2021 and 2020, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $2,369,840 and $3,292,847 for the three months ended March 31, 2021 and 2020, respectively.

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

The occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect the Company’s operations. Efforts to contain the spread of the coronavirus have intensified, including social distancing, travel bans and quarantine, and these are likely to negatively impact our tenants, employees and consultants. These, in turn, will not only impact our operations, financial condition and demand for our medical related consulting services but our overall ability to react timely to mitigate the impact of this event. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact our business for the rest of 2021.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2021 and December 31, 2020, we had cash balance of approximately $1,693,000 and $727,000, respectively. These funds are kept in financial institutions located as follows:

Country:	March 31, 2021		December 31, 2020
United States	$1,527,257	90.2%	$559,711	77.0%
China	165,283	9.8%	166,866	23.0%
Total cash	$1,692,540	100.0%	$726,577	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2019 to September 30, 2020:

	March 31,	December 31,	Changes in
	2021	2020	Amount	Percentage
Working capital deficit:
Total current assets	$2,164,180	$1,286,337	$877,843	68.2%
Total current liabilities	3,223,786	2,592,393	631,393	24.4%
Working capital deficit	$(1,059,606)	$(1,306,056)	$246,450	(18.9)%

Our working capital deficit decreased by $246,450 to $1,059,606 at March 31, 2021 from $1,306,056 at December 31, 2020. The decrease in working capital deficit was primarily attributable to an increase in cash of approximately $966,000, and a decrease in accrued research and development fees of approximately $81,000, offset by a decrease in deferred financing costs of approximately $70,000, an increase in accrued professional fees of approximately $232,000, an increase in accrued liabilities and other payables – related parties of approximately $45,000, an increase in operating lease obligation of approximately $56,000, and an increase in note payable – related party of $390,000.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flows for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following summarizes the key components of our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(1,515,525)	$(1,998,796)
Net cash used in investing activities	(30,844)	-
Net cash provided by financing activities	2,512,212	1,874,877
Effect of exchange rate on cash	120	(5,701)
Net increase (decrease) in cash	$965,963	$(129,620)

Net cash flow used in operating activities for the three months ended March 31, 2021 was $1,515,525, which primarily reflected our consolidated net loss of approximately $2,367,000, and the changes in operating assets and liabilities, primarily consisting of an increase in prepaid expenses and other current assets of approximately $41,000, and a decrease in operating lease obligation of approximately $33,000, offset by an increase in accrued liabilities and other payables of approximately $163,000, an increase in accrued liabilities and other payables – related parties of approximately $45,000, and the non-cash items adjustment primarily consisting of depreciation of approximately $79,000, and stock-based compensation and service expense of approximately $574,000.

Net cash flow used in operating activities for the three months ended March 31, 2020 was $1,998,796, which primarily reflected our consolidated net loss of approximately $3,271,000, and the changes in operating assets and liabilities, primarily consisting of an increase in prepaid expenses and other current assets of approximately $97,000, offset by a decrease in accounts receivable – related party of approximately $86,000, and the non-cash items adjustment primarily consisting of depreciation of approximately $77,000, and stock-based compensation and service expense of approximately $1,189,000.

We expect our cash used in operating activities to increase due to the following:

●	the development and commercialization of new products;

●	an increase in professional staff and services; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities was $30,844 for the three months ended March 31, 2021. During the three months ended March 31, 2021, we made additional investment in equity method investment of approximately $31,000. There were no investing activities during the three months ended March 31, 2020.

Net cash flow provided by financing activities was $2,512,212 for the three months ended March 31, 2021 as compared to $1,874,877 for the three months ended March 31, 2020. During the three months ended March 31, 2021, we received proceeds from related party borrowings of approximately $105,000 and net proceeds from equity offering of approximately $2,407,000 (net of cash paid for commission of approximately $74,000). During the three months ended March 31, 2020, we received proceeds from related party borrowings of $300,000 and net proceeds from equity offering of approximately $1,575,000 (net of cash paid for commission of approximately $49,000).

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

In the third quarter of 2019, we had secured a $20 million credit facility (Line of Credit) provided by our Chairman, Wenzhao Lu.  The unsecured credit facility bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. The note is not convertible to equity. As of March 31, 2021, the total principal amount outstanding under the Credit Line was approximately $3.3 million and we have approximately $16.7 million remaining available under the Line Credit.

On December 13, 2019, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. As of April 6, 2020, the aggregate market value of our outstanding common stock held by non-affiliates, or public float, was $39,564,237, based on 23,691,160 shares of our outstanding common stock that were held by non-affiliates on such date and a price of $1.67 per share, which was the price at which our common stock was last sold on The Nasdaq Capital Market on February 19, 2020 (a date within 60 days of the date hereof), calculated in accordance with General Instruction I.B.6 of Form S-3. We have not offered any securities pursuant to General Instruction I.B.6 of Form S-3 in the 12 calendar months preceding the date of this prospectus supplement. We filed a prospectus supplement to amend and supplement the information in our prospectus and original prospectus supplement based on the amount of securities that we are eligible to sell under General Instruction I.B.6 of Form S-3. After giving effect to the $13,000,000 offering limit imposed by General Instruction I.B.6 of Form S-3, we may offer and sell additional shares of our common stock having an aggregate offering price of up to $13,000,000 from time to time through Jefferies acting as our sales agent in accordance with the terms of the sales agreement. As of March 31, 2021, we sold a total of 5,900,275 shares of our common stock through Jefferies with an aggregate offering price of $9,559,240 and we have approximately $5.4 million offering price remaining available under the Sales Agreement.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2021, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating lease commitment	$273,108	$148,752	$124,356	$-	$-
Acquisition consideration	100,000	100,000	-	-	-
Borrowings from related party (principal)	3,695,249	390,000	3,305,249	-	-
Accrued interest – related party	213,105	213,105	-	-	-
Epicon equity investment obligation	808,827	269,609	539,218	-	-
AVAR joint venture commitment	10,763,044	763,044	5,000,000	5,000,000	-
Total	$15,853,333	$1,884,510	$8,968,823	$5,000,000	$-

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended March 31, 2021 and 2020, we had an unrealized foreign currency translation loss of approximately $3,000 and $22,000, respectively, because of changes in the exchange rate.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2021, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of March 31, 2021 due to the significant deficiencies which aggregate to a material weakness and was previously reported in our Form 10-K Annual Report for the year ended December 31, 2020 (“2020 10-K”), that have not yet been remediated.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Shares Issued for Services

During the three months ended March 31, 2021, the Company issued a total of 300,000 shares of its common stock for services rendered. These shares were valued at $360,000, the fair market values on the grant dates using the reported closing share prices on the dates of grant and the Company recorded stock-based compensation expense of $98,968 for the three months ended March 31, 2021 and reduced accrued liabilities of $261,032.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company’s registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. From December 13, 2019 through May 12, 2021, Jefferies sold an aggregate of 5,900,275 shares of common stock at an average price of $1.62 per share to investors. The Company received net cash proceeds of $9,272,463, net of commission paid to sales agent of $286,777.

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

AVALON GLOBOCARE CORP.
(Registrant)

Date: May 14, 2021	By:	/s/ David K. Jin
David K. Jin
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)