Form 10-Q
period 2021-06-30
Avalon GloboCare Corp.
filed 2021-08-16
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AVCO	The NASDAQ Stock Market LLC

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 16, 2021
Common Stock, $0.0001 par value per share	85,405,919 shares

AVALON GLOBOCARE CORP.

FORM 10-Q

June 30, 2021

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$685,304	$726,577
Rent receivable	23,650	35,395
Deferred financing costs	168,531	222,141
Prepaid expenses and other current assets	447,844	302,224

Total Current Assets	1,325,329	1,286,337

NON-CURRENT ASSETS:
Rent receivable - noncurrent portion	106,558	111,840
Security deposit	19,953	-
Deferred leasing costs	125,503	144,197
Operating lease right-of-use assets, net	210,781	137,333
Property and equipment, net	442,668	479,115
Investment in real estate, net	7,613,111	7,685,686
Equity method investment	533,949	521,758

Total Non-current Assets	9,052,523	9,079,929

Total Assets	$10,377,852	$10,366,266
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accrued professional fees	$1,688,929	$1,212,822
Accrued research and development fees	587,805	513,533
Accrued payroll liability and directors' compensation	182,474	154,292
Accrued liabilities and other payables	330,710	367,411
Accrued liabilities and other payables - related parties	359,236	267,956
Operating lease obligation	140,978	76,379
Note payable - related party	390,000	-

Total Current Liabilities	3,680,132	2,592,393

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	75,803	66,954
Note payable - related party	-	390,000
Loan payable - related party	3,393,188	3,200,000

Total Non-current Liabilities	3,468,991	3,656,954

Total Liabilities	7,149,123	6,249,347

Commitments and Contingencies

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 85,600,919 shares issued and 85,080,919 shares outstanding at June 30, 2021; 82,795,297 shares issued and 82,275,297 shares outstanding at December 31, 2020	8,560	8,279
Additional paid-in capital	50,687,940	46,856,447
Less: common stock held in treasury, at cost; 520,000 shares at June 30, 2021 and December 31, 2020	(522,500)	(522,500)
Accumulated deficit	(46,773,403)	(42,041,375)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(178,446)	(190,510)
Total Avalon GloboCare Corp. stockholders' equity	3,228,729	4,116,919
Non-controlling interest	-	-

Total Equity	3,228,729	4,116,919

Total Liabilities and Equity	$10,377,852	$10,366,266

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

REVENUES
Real property rental	$280,232	$301,267	$570,006	$598,223

COSTS AND EXPENSES
Real property operating expenses	205,147	272,764	422,041	527,265

GROSS PROFIT
Real property operating income	75,085	28,503	147,965	70,958

OTHER OPERATING EXPENSES:
Professional fees	1,357,079	1,561,650	2,738,257	3,115,348
Compensation and related benefits	547,829	1,054,052	1,109,835	2,182,520
Research and development expenses	238,793	161,101	451,981	436,503
Other general and administrative	233,664	254,527	453,760	561,606

Total Other Operating Expenses	2,377,365	3,031,330	4,753,833	6,295,977

LOSS FROM OPERATIONS	(2,302,280)	(3,002,827)	(4,605,868)	(6,225,019)

OTHER INCOME (EXPENSE)
Interest expense - related party	(46,131)	(42,469)	(91,280)	(84,638)
Loss from equity method investment	(15,418)	(11,332)	(33,932)	(20,416)
Other (expense) income	(1,081)	246	(948)	2,910

Total Other Expense, net	(62,630)	(53,555)	(126,160)	(102,144)

LOSS BEFORE INCOME TAXES	(2,364,910)	(3,056,382)	(4,732,028)	(6,327,163)

INCOME TAXES	-	-	-	-

NET LOSS	$(2,364,910)	$(3,056,382)	$(4,732,028)	$(6,327,163)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	-	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,364,910)	$(3,056,382)	$(4,732,028)	$(6,327,163)

COMPREHENSIVE LOSS:
NET LOSS	$(2,364,910)	$(3,056,382)	$(4,732,028)	$(6,327,163)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	14,786	3,309	12,064	(18,757)
COMPREHENSIVE LOSS	(2,350,124)	(3,053,073)	(4,719,964)	(6,345,920)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,350,124)	$(3,053,073)	$(4,719,964)	$(6,345,920)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	84,623,723	78,887,380	84,021,787	77,799,722

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2021

(Unaudited)

	Avalon GloboCare Corp. Stockholders' Equity
	Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number		Number		Additional	Number				Other
	of		of		Paid-in	of		Accumulated	Statutory	Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2021	-	$-	82,795,297	$8,279	$46,856,447	(520,000)	$(522,500)	$(42,041,375)	$6,578	$(190,510)	$-	$4,116,919

Sale of common stock, net	-	-	1,848,267	185	2,337,074	-	-	-	-	-	-	2,337,259

Issuance of common stock for services	-	-	300,000	30	359,970	-	-	-	-	-	-	360,000

Stock-based compensation	-	-	-	-	202,505	-	-	-	-	-	-	202,505

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(2,722)	-	(2,722)

Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	-	(2,367,118)	-	-	-	(2,367,118)

Balance, March 31, 2021	-	-	84,943,564	8,494	49,755,996	(520,000)	(522,500)	(44,408,493)	6,578	(193,232)	-	4,646,843

Issuance of common stock for settlement of accrued professional fees	-	-	167,355	17	202,483	-	-	-	-	-	-	202,500

Issuance of common stock for services	-	-	490,000	49	534,251	-	-	-	-	-	-	534,300

Stock-based compensation	-	-	-	-	195,209	-	-	-	-	-	-	195,209

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	14,786	-	14,786

Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	-	(2,364,910)	-	-	-	(2,364,910)

Balance, June 30, 2021	-	$-	85,600,919	$8,560	$50,687,939	(520,000)	$(522,500)	$(46,773,403)	$6,578	$(178,446)	$-	$3,228,728

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,732,028)	$(6,327,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	-	4,664
Depreciation	141,285	152,579
Amortization of straight-line rent receivable	4,934	16,910
Amortization of right-of-use asset	60,254	-
Stock-based compensation and service expense	1,086,546	2,448,748
Loss on equity method investment	33,932	20,416
Loss on fixed assets disposal	-	2,628
Changes in operating assets and liabilities:
Accounts receivable - related party	-	213,274
Rent receivable	12,093	(36,749)
Security deposit	6,015	-
Deferred leasing costs	5,492	-
Prepaid expenses and other current assets	42,555	(124,246)
Accrued liabilities and other payables	714,348	(385,791)
Accrued liabilities and other payables - related parties	91,280	83,828
Operating lease obligation	(60,254)	6,000

NET CASH USED IN OPERATING ACTIVITIES	(2,593,548)	(3,924,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvement of commercial real estate	(10,332)	-
Additional investment in equity method investment	(40,179)	(28,437)

NET CASH USED IN INVESTING ACTIVITIES	(50,511)	(28,437)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable - related party	-	(200,000)
Proceeds received from loan payable - related party	193,188	300,000
Proceeds received from equity offering	2,481,405	4,703,890
Disbursements for equity offering costs	(74,442)	(361,947)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,600,151	4,441,943

EFFECT OF EXCHANGE RATE ON CASH	2,635	(4,394)

NET (DECREASE) INCREASE IN CASH	(41,273)	484,210

CASH - beginning of period	726,577	764,891

CASH - end of period	$685,304	$1,249,101

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$234,750	$17,500
Common stock issued for accrued liabilities	$261,032	$-
Deferred financing costs in accrued liabilities	$16,093	$33,025
Accrued professional fees relieved for shares issued	$202,500	$-

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

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd., a British Virgin Island company. There was no activity for the subsidiary since its incorporation through June 30, 2021. Avalon (BVI) Ltd. is dormant and is in process of being dissolved.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Currently, Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of June 30, 2021, the occupancy rate of the building is 89.4%.

On July 31, 2017, the Company formed Genexosome Technologies Inc. (“Genexosome”) in Nevada. Genexosome was engaged in developing proprietary diagnostic and therapeutic products using exosomes. Genexosome owns 100% of the capital stock of Beijing Jieteng (Genexosome) Biotech Co., Ltd., a corporation incorporated in the People’s Republic of China on August 7, 2015 (“Beijing Genexosome”), and the Company holds 60% of Genexosome and Dr. Yu Zhou holds 40% of Genexosome. The Company had not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has decided to impair the intangible asset associated with this acquisition to zero. Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019. Since the fourth quarter of 2019, the non-controlling interest has remained inactive.

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

On June 13, 2019, the Company formed a wholly owned subsidiary, International Exosome Association LLC, a Delaware company. There was no activity for the subsidiary since its incorporation through June 30, 2021.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these condensed consolidated financial statements as of June 30, 2021 are as follows:

Name of Subsidiary	Place and date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by AVCO	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in United States of America (“USA”)

Avalon (BVI) Ltd. (“Avalon BVI”)	British Virgin Island January 23, 2017	100% held by AVCO	Dormant, is in process of being dissolved

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by AVCO	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in China

Genexosome Technologies Inc. (“Genexosome”)	Nevada July 31, 2017	60% held by AVCO	Dormant

Beijing Jieteng (Genexosome) Biotech Co., Ltd. (“Beijing Genexosome”)	PRC August 7, 2015	100% held by Genexosome	Dormant

Avactis Biosciences Inc. (“Avactis”)	Nevada July 18, 2018	100% held by AVCO	Integrate and optimize global scientific and clinical resources to further advance cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others to treat certain cancers

International Exosome Association LLC (“Exosome”)	Delaware June 13, 2019	100% held by AVCO	Promotes standardization related to exosome industry

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

In addition, the Company owns commercial real estate that houses its headquarters in Freehold, New Jersey and provides outsourced, customized international healthcare services to the rapidly changing health care industry primarily focused in the People’s Republic of China. The Company did not generate any revenue from medical related consulting services segment during the three and six months ended June 30, 2021. These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had working capital deficit of $2,354,803 as of June 30, 2021 and has incurred recurring net loss and generated negative cash flow from operating activities of $4,732,028 and $2,593,548 for the six months ended June 30, 2021, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and six months ended June 30, 2021 and 2020 include the useful life of property and equipment and investment in real estate, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

The carrying amounts reported in the condensed consolidated balance sheets for cash, rent receivable, accrued liabilities and other payables, accrued liabilities and other payables – related parties, operating lease obligation, and note payable, approximate their fair market value as of June 30, 2021 and December 31, 2020 based on the short-term maturity of these instruments.

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

Cash and Cash Equivalents

At June 30, 2021 and December 31, 2020, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2021		December 31, 2020
United States	$587,538	85.7%	$559,711	77.0%
China	97,766	14.3%	166,866	23.0%
Total cash	$685,304	100.0%	$726,577	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2021 and December 31, 2020.

Credit Risk and Uncertainties

A portion of the Company’s cash is maintained with state-owned banks within the PRC. Balances at state-owned banks within the PRC are covered by insurance up to RMB 500,000 (approximately $77,000) per bank. Any balance over RMB 500,000 per bank in PRC will not be covered. At June 30, 2021, cash balances held in the PRC are RMB 631,294 (approximately $98,000), of which, RMB 126,589 (approximately $20,000) was not covered by such limited insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At June 30, 2021, the Company’s cash balances in United States bank accounts had approximately $63,000 in excess of the federally-insured limits.

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

The Company’s revenues are derived from providing medial related consulting services for its’ related parties. Revenues related to its service offerings are recognized at a point in time when service is rendered. Any payments received in advance of the performance of services are recorded as deferred revenue until such time as the services are performed.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three and six months ended June 30, 2021 and 2020, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	7,700,000	6,980,000	7,700,000	6,980,000
Potentially dilutive securities	7,700,000	6,980,000	7,700,000	6,980,000

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

During the three and six months ended June 30, 2021, the Company operates through two business segments: real property operating segment and medical related consulting services segment. These reportable segments offer different types of services and products, have different types of revenue, and are managed separately as each requires different operating strategies and management expertise.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At June 30, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	June 30, 2021	December 31, 2020
Prepaid professional fee	$273,583	$78,639
Prepaid directors and officers liability insurance premium	33,064	64,929
Prepaid NASDAQ listing fee	43,667	-
Recoverable VAT	31,676	40,446
Deferred leasing costs	31,422	18,220
Prepaid research and development fees	-	60,610
Other	34,432	39,380
Total	$447,844	$302,224

NOTE 5 – EQUITY METHOD INVESTMENT

As of June 30, 2021 and December 31, 2020, the equity method investment amounted to $533,949 and $521,758, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon Biotech Co., Ltd. (“Epicon”). Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and the other unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), accounted for 40% and 60% of the total ownership, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

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

For the three months ended June 30, 2021 and 2020, the Company’s share of Epicon’s net loss was $15,418 and $11,332, respectively, which was included in loss from equity method investment in the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2021 and 2020, the Company’s share of Epicon’s net loss was $33,932 and $20,416, respectively, which was included in loss from equity method investment in the accompanying condensed consolidated statements of operations and comprehensive loss. In the six months ended June 30, 2021, activity recorded for the Company’s equity method investment in Epicon is summarized in the following table:

Equity investment carrying amount at January 1, 2021	$521,758
Payment made for equity method investment	40,179
Epicon's net loss attributable to the Company	(33,932)
Foreign currency fluctuation	5,944
Equity investment carrying amount at June 30, 2021	$533,949

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	June 30, 2021	December 31, 2020
Current assets	$8,575	$13,023
Noncurrent assets	244,199	264,390
Current liabilities	23,645	6,615
Noncurrent liabilities	-	-
Equity	229,129	270,798

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENT (continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Loss from operation	38,543	28,458	84,829	51,169
Net loss	38,543	28,328	84,829	51,039

NOTE 6 – ACCRUED LIABILITIES AND OTHER PAYABLES

At June 30, 2021 and December 31, 2020, accrued liabilities and other payables consisted of the following:

	June 30, 2021	December 31, 2020
Accrued professional fees	$1,688,929	$1,212,822
Accrued research and development fees	587,805	513,533
Accrued payroll liability and directors’ compensation	182,474	154,292
Accrued tenants’ improvement reimbursement	43,500	81,900
Tenants’ security deposit	73,733	69,634
Accounts payable	57,208	87,190
Deferred rental income	17,661	23,510
Other	138,608	105,177
Total	$2,789,918	$2,248,058

NOTE 7 – RELATED PARTY TRANSACTIONS

Accrued Liabilities and Other Payables – Related Parties

The Company acquired Beijing Genexosome for a cash payment of $450,000. As of June 30, 2021 and December 31, 2020, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

As of June 30, 2021 and December 31, 2020, the accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, amounted to $259,236 and $167,956, respectively, and have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

Borrowings from Related Party

Promissory Note

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and Chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022. The Company repaid principal of $410,000 and $200,000 in the third quarter of 2019 and second quarter of 2020, respectively. As of both June 30, 2021 and December 31, 2020, the outstanding principal balance was $390,000.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Borrowings from Related Party (continued)

Line of Credit

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), the largest shareholder and Chairman of the Board of Directors of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of June 30, 2021 and December 31, 2020, $3,393,188 and $3,200,000 was outstanding under the Line of Credit, respectively.

For the three months ended June 30, 2021 and 2020, the interest expense related to above borrowings amounted to $46,131 and $42,469, respectively, and has been included in interest expense – related party on the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2021 and 2020, the interest expense related to above borrowings amounted to $91,280 and $84,638, respectively, and has been included in interest expense – related party on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2021 and December 31, 2020, the related accrued and unpaid interest for above borrowings was $259,236 and $167,956, respectively, and has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

Office Space from Related Party

Beijing Genexosome uses office space of a related party, free of rent, which is considered immaterial.

NOTE 8 – EQUITY

2020 Incentive Stock Plan

The Company held its annual meeting on August 4, 2020. During its annual meeting, the Company approved 2020 Incentive Stock Plan and reserved 5,000,000 shares of common stock for issuance thereunder.

Common Shares Sold for Cash

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock. During the six months ended June 30, 2021, Jefferies sold an aggregate of 1,848,267 shares of common stock at an average price of $1.34 per share to investors. The Company recorded net proceeds of $2,337,259, net of commission and other offering costs of $144,146.

Common Shares Issued for Services

During the six months ended June 30, 2021, the Company issued a total of 790,000 shares of its common stock for services rendered and to be rendered. These shares were valued at $894,300, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $398,518 for the six months ended June 30, 2021 and reduced accrued liabilities of $261,032 and recorded prepaid expense of $234,750 as of June 30, 2021 which will be amortized over the rest of corresponding service periods.

Common Shares Issued for Settlement of Accrued Professional Fees

In June 2021, the Company issued 167,355 shares of its common stock to settle accrued and unpaid professional fees of $202,500.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – EQUITY (continued)

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at June 30, 2021:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2021	Weighted Average Exercise Price
$0.50	2,000,000	5.61	$0.50	2,000,000	$0.50
1.00 – 1.93	2,930,000	5.12	1.39	2,510,000	1.44
2.00 – 2.80	2,740,000	2.27	2.17	2,740,000	2.17
4.76	30,000	2.76	4.76	30,000	4.76
$0.50 – 4.76	7,700,000	4.22	$1.45	7,280,000	$1.47

Stock option activities for the six months ended June 30, 2021 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2021	7,140,000	$1.48
Granted	640,000	1.10
Terminated / Exercised / Expired	(80,000)	(1.00)
Outstanding at June 30, 2021	7,700,000	$1.45
Options exercisable at June 30, 2021	7,280,000	$1.47
Options expected to vest	420,000	$1.08

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at June 30, 2021 was $965,000.

The fair values of options granted during the six months ended June 30, 2021 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 123.27% - 128.42%, risk-free rate of 0.33% - 0.80%, annual dividend yield of 0% and expected life of 3.00 - 5.00 years. The aggregate fair value of the options granted during the six months ended June 30, 2021 was $575,078.

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

For the three months ended June 30, 2021 and 2020, stock-based compensation expense associated with stock options granted amounted to $195,209 and $726,600, respectively, of which, $136,392 and $694,692 was recorded as compensation and related benefits, $39,545 and $25,374 was recorded as professional fees, and $19,272 and $6,534 was recorded as research and development expenses, respectively.

For the six months ended June 30, 2021 and 2020, stock-based compensation expense associated with stock options granted amounted to $397,714 and $1,511,950, respectively, of which, $275,899 and $1,369,690 was recorded as compensation and related benefits, $82,988 and $129,192 was recorded as professional fees, and $38,827 and $13,068 was recorded as research and development expenses, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – EQUITY (continued)

Options (continued)

A summary of the status of the Company’s nonvested stock options granted as of June 30, 2021 and changes during the six months ended June 30, 2021 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2021	218,334	$1.18
Granted	640,000	1.10
Vested	(438,334)	(1.15)
Nonvested at June 30, 2021	420,000	$1.08

NOTE 9 – STATUTORY RESERVE

Avalon Shanghai and Beijing Genexosome operate in the PRC, are required to reserve 10% of their net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai and Beijing Genexosome during the six months ended June 30, 2021 and 2020 as they incurred net losses in these periods.

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

The Company’s PRC subsidiaries’ net assets as of June 30, 2021 and December 31, 2020 did not exceed 25% of the Company’s consolidated net assets. Accordingly, the Parent Company’s condensed consolidated financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2021	2020	2021	2020
A	31%	28%	31%	29%
B	20%	17%	20%	17%
C	13%	14%	13%	14%

One customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at June 30, 2021, accounted for 71.5% of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at June 30, 2021.

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at December 31, 2020, accounted for 78.3% of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at December 31, 2020.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three and six months ended June 30, 2021 and 2020.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at June 30, 2021, accounted for 90.2% of the Company’s total outstanding accounts payable at June 30, 2021.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2020, accounted for 93.6% of the Company’s total outstanding accounts payable at December 31, 2020.

NOTE 12 – SEGMENT INFORMATION

For the three and six months ended June 30, 2020, the Company operated in three reportable business segments - (1) the real property operating segment, (2) the medical related consulting services segment, and (3) the performing development services for hospitals and other customers and sales of developed products to hospitals and other customers segment.

Due to the winding down of the development services and sales of developed products segment in 2020, the Company no longer has any material revenues or expenses in this segment. As a result, commencing from the first quarter of 2021, the Company’s chief operating decision maker no longer reviews development services and sales of developed products operating results.

For the three and six months ended June 30, 2021, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment.

The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three and six months ended June 30, 2021 and 2020 was as follows:

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – SEGMENT INFORMATION (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Real property operations	$280,232	$301,267	$570,006	$598,223
Costs and expenses
Real property operations	205,147	272,764	422,041	527,265
Gross profit
Real property operations	75,085	28,503	147,965	70,958
Other operating expenses
Real property operations	78,830	103,218	180,253	214,034
Medical related consulting services - related parties	167,275	175,891	328,828	331,126
Development services and sales of developed products	-	30,240	-	66,239
Corporate/Other	2,131,260	2,721,981	4,244,752	5,684,578
Total	2,377,365	3,031,330	4,753,833	6,295,977
Other income (expense)
Interest expense
Corporate/Other	(46,131)	(42,469)	(91,280)	(84,638)
Total	(46,131)	(42,469)	(91,280)	(84,638)
Other income (expense)
Real property operations	4	4	108	(931)
Medical related consulting services - related parties	(16,503)	(11,091)	(34,989)	(16,578)
Development services and sales of developed products	-	1	-	3
Corporate/Other	-	-	1	-
Total	(16,499)	(11,086)	(34,880)	(17,506)
Total other expense, net	(62,630)	(53,555)	(126,160)	(102,144)
Net loss
Real property operations	3,741	74,711	32,180	144,007
Medical related consulting services - related parties	183,778	186,982	363,817	347,704
Development services and sales of developed products	-	30,239	-	66,236
Corporate/Other	2,177,391	2,764,450	4,336,031	5,769,216
Total	$2,364,910	$3,056,382	$4,732,028	$6,327,163

Identifiable long-lived tangible assets at June 30, 2021 and December 31, 2020	June 30, 2021	December 31, 2020
Real property operations	$7,623,260	$7,697,473
Medical related consulting services	196,347	223,459
Development services and sales of developed products	-	243,869
Corporate/Other	236,172	-
Total	$8,055,779	$8,164,801

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – SEGMENT INFORMATION (continued)

Identifiable long-lived tangible assets at June 30, 2021 and December 31, 2020	June 30, 2021	December 31, 2020
United States	$7,680,296	$7,764,947
China	375,483	399,854
Total	$8,055,779	$8,164,801

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and its property is not subject to, any material legal proceedings, except as set forth below.

On October 25, 2017, Genexosome entered into and closed a Stock Purchase Agreement with Beijing Genexosome and Yu Zhou, MD, PhD, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000, of which $100,000 is still owed. Further, on October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Dr. Zhou, pursuant to which the Company acquired all assets, including all intellectual property and exosome separation systems, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, Genexosome paid Dr. Zhou $876,087 in cash, transferred 500,000 shares of common stock of the Company to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of Genexosome. Further, the Company had not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has decided to impair the intangible asset associated with this acquisition to zero on September 30, 2019. Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019. Further, on October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016 and violation of Ohio Uniform Trade Secrets Act. Research Institute is seeking monetary damages, injunctive relief, exemplary damages, injunctive relief and other equitable relief. The Company intends to vigorously defend against this action and pursue all available legal remedies. The criminal proceedings against Dr. Zhou and Li Chen have been concluded, and the civil litigation continues. While there can be no assurances, the Company believes it has substantial legal and factual defenses to the Research Institute’s claims and the likelihood of any findings of liability for the Company cannot be assessed at this time.

Operating Leases Commitment

The Company is a party to leases for office space. Rent expense under all operating leases amounted to approximately $73,000 and $78,000 for the six months ended June 30, 2021 and 2020, respectively.

Supplemental cash flow information related to leases for the six months ended June 30, 2021 and 2020 is as follows:

	Six Months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$65,035	$30,000
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$133,473	$169,578

The following table summarizes the lease term and discount rate for the Company’s operating lease as of June 30, 2021:

Operating Lease
Weighted average remaining lease term (in years)	1.58
Weighted average discount rate	4.88%

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINCENGIES (continued)

Operating Leases Commitment (continued)

The following table summarizes the maturity of lease liabilities under operating lease as of June 30, 2021:

For the Twelve-month Period Ending June 30:	Operating Lease
2022	$147,834
2023	76,737
2024 and thereafter	-
Total lease payments	224,571
Amount of lease payments representing interest	(7,790)
Total present value of operating lease liabilities	$216,781

Current portion	$140,978
Long-term portion	75,803
Total	$216,781

Equity Investment Commitment

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within five years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.2 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.5 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of June 30, 2021, Avalon Shanghai has contributed RMB 4,760,000 (approximately $0.7 million) that was included in equity method investment on the accompanying condensed consolidated balance sheets. The Company intends to use its present working capital together with borrowings from related party and equity raises to fund the project cost.

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

As of June 30, 2021, Avactis has paid the $900,000 to Arbele as research and development fee.

Under AVAR Agreement, Arbele shall be responsible for the following:

●	Entering into a License Agreement with AVAR; and
●	Providing AVAR with research and development expertise pertaining to clinical laboratory medicine when hired by AVAR.

As of June 30, 2021, License Agreement has not been finalized.

Line of Credit Agreement

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), a significant shareholder and director of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of June 30, 2021, $3,393,188 was outstanding under the Line of Credit.

NOTE 14 – SUBSEQUENT EVENTS

Merger

On June 13, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”), by and among the Company, Lonlon Biotech Ltd., a company incorporated in the British Virgin Islands (“BVI”) (“Sen Lang”), the holders of the share capital of Sen Lang (the “Sen Lang Shareholders”), the ultimate beneficial owners of the Sen Lang Shareholders (the “Sen Lang Beneficial Shareholders” and, together with the Sen Lang Shareholders, the “Sen Lang Owners”) and a representative of the Sen Lang Owners (the “Sen Lang Representative”). Pursuant to the Purchase Agreement, subject to the satisfaction of the conditions to closing therein, including approval by the Avalon stockholders pursuant to the rules of the Nasdaq Stock Market (“Nasdaq”), Avalon agreed to purchase (the “Acquisition”) all of the issued and outstanding share capital of Sen Lang (the “Sen Lang Shares”).

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SUBSEQUENT EVENTS (continued)

Merger (continued)

Sen Lang, through a variable interest entity (“VIE”) structure of contractual rights held by its wholly-owned subsidiary Beijing Langlang Runfeng Biotechnology Co., Ltd., a wholly foreign owned enterprise with limited liability organized and existing under the laws of the People’s Republic of China (the “PRC”) (the “PRC Subsidiary”), has full economic benefit and management control over, and is consolidated for accounting purposes with, Senlang Biotechnology Co. Ltd., a PRC domestic company with limited liability organized and existing under the laws of the PRC (the “OpCo” or “SenlangBio”). The OpCo is mainly engaged in the business of research and development in relation to CAR-T cell therapy, immune cell therapy and related drug development. The OpCo is owned 100% by certain of the Sen Lang Beneficial Shareholders. A wholly-owned subsidiary of the OpCo, Shijiazhuang Senlang Medical Laboratory Co., Ltd., a company with limited liability organized and existing under the laws of the PRC (“SenlangBio Clinical Laboratory”) is engaged in the business of testing of immunology, serology and molecular genetics specialties for patients, including hematology-tumor diagnostics and testing prior to clinical trials for cell therapy.

Prior to the execution of the Purchase Agreement, the Board of Directors of Avalon (the “Board”), unanimously (i) determined that the terms and provisions of the Purchase Agreement and the transactions contemplated thereby, including the Acquisition, are fair to, advisable and in the best interests of the Company and its stockholders, (ii) approved the Purchase Agreement and the transactions contemplated thereby, including the Acquisition, (iii) authorized, empowered and directed the Company to perform all of its obligations under the Purchase Agreement and related documents, and (iv) resolved to recommend the adoption of the Purchase Agreement by the stockholders of the Company in compliance with the rules of Nasdaq (the “Company Board Recommendation”).

The purchase price being paid by Avalon to the Sen Lang Shareholders under the Purchase Agreement for the Sen Lang Shares is an aggregate of 81 million shares (the “Acquisition Shares”) of the common stock, par value US$0.0001 per share, of Avalon (the “Avalon Common Stock”). Ten percent (10%), or 8.1 million, of such shares will be held in escrow for 12 months following the closing to satisfy any indemnification obligations of the Sen Lang Shareholders under the Share Purchase Agreement. In addition, at the closing of the Acquisition, it is expected that Dr. Jianqiang Li, scientific founder and CSO of the OpCo, will join the board of the Company, and Dr. Li will also be appointed as Chief Technology Officer of the Company. The Acquisition Shares will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, will be restricted securities under Rule 144 under the Securities Act for six months or longer after the closing of the Acquisition, subject to “affiliate” status with the Company under the Securities Act.

The Purchase Agreement contains customary representations, warranties and covenants made by the parties thereto, including covenants relating to obtaining the requisite approvals of the stockholders of Avalon and Sen Lang, regulatory approvals and Avalon’s and Sen Lang’s conduct of their respective businesses (and that of the OpCo) between the date of signing of the Purchase Agreement and the closing of the Acquisition.

The Acquisition is expected to be accounted for as a business acquisition, with the Company identified as the accounting acquirer. The Company is considered the accounting acquirer since immediately following the closing: (i) the Company’s stockholders will own a majority of the voting rights of the post-Acquisition company; (ii) the Company will have designate a majority (eight of nine) of the initial members of the board of directors of the post-Acquisition company; (iii) the Company’s senior management will hold the majority of the key positions in senior management of the post-Acquisition company; and (iv) the Company will continue to maintain its corporate headquarters in Freehold, New Jersey, United States. SenlangBio will continue to maintain operations in the Shijiazhuang High-tech Development Zone, Hebei Province, China.

The acquisition consideration is 81,000,000 shares of the Company’s Common Stock. The purchase price will be allocated to the acquired assets and assumed liabilities based on their fair values at the closing date, and any excess is initially allocated to identifiable intangible assets mainly consisting of cell and gene engineering technologies with the ability to generate innovative and transformative cellular immunotherapies for solid and hematologic cancers, which will be amortized over 10 years. The initial allocation is subject to change upon the final valuation which is to be done at the time of closing. Such change could have a material impact on the Company’s financial statements.

As of June 30, 2020, the Company had incurred costs of $938,073 with respect to the Merger and these costs have been expensed.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SUBSEQUENT EVENTS (continued)

Equity Financing

In connection with the Acquisition mentioned above, on June 13, 2021, an institutional investor (the “Investor”) entered into an agreement with the OpCo related to the purchase of registered capital of the OpCo (the “OpCo Capital Increase Agreement”) pursuant to which the Investor will acquire an aggregate of up to 13.5% of the equity ownership of the OpCo for an aggregate purchase price of approximately US$30,000,000 (the “Equity Financing”), which funds will be invested in the OpCo in three equal installments of US$10,000,000, at a fixed price, the first to be upon the closing of the Acquisition, the second to be within three months after the closing and the third to be within six months after the closing. In addition, pursuant to a Securities Exchange Agreement (the “Exchange Agreement”), by and among the Company, Sen Lang, the OpCo and the Investor, dated June 13, 2021, the Investor has the right, exercisable between the six-month and five year-anniversaries of the respective initial closing and installment closings, to elect to exchange, from time to time, all or part of its then-owned equity ownership of the OpCo for shares (the “Exchange Shares”) of Avalon Common Stock at a fixed exchange price of US$1.21 per share of Avalon Common Stock, which was the market price of the Avalon Common Stock as of the date of the Exchange Agreement under Nasdaq rules. In addition, the Exchange Agreement provides that the Investor may only exchange up to 10% of its total investment amount in any 30-day period.

China eCapital Holdings, Ltd. (CEC Capital) served as financial advisor to Avalon in connection with the Equity Financing and will receive a cash fee of approximately $900,000, representing 3% of the gross proceeds from the Equity Financing.

Common Shares Issued for Services

In August 2021, the Company issued a total of 325,000 shares of its common stock for services rendered and to be rendered. These shares were valued at $301,750, the fair market values on the grant dates using the reported closing share prices on the dates of grant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 30, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

During the three and six months ended June 30, 2021, we did not have any revenue from medical related consulting services. Although we maintain close working relationships with our related parties, the consulting agreements with our related parties expired as of December 31, 2020. There was no order from related party and third party customers in the three and six months ended June 30, 2021. Currently, we are negotiating with our potential customers and consulting services agreements are not finalized. In addition, during the three and six months ended June 30, 2021, we did not receive any revenue from our COVID 19 testing distribution agreements and the Company discontinued plans to develop its own testing kits at this time. The competitive landscape for these products made sales difficult during this period and there can be no assurance that there will be sales of these testing kits in the future.

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

In addition, the Company owns commercial real estate that houses its headquarters in Freehold, New Jersey and provides outsourced, customized international healthcare services to the rapidly changing health care industry primarily focused in the People’s Republic of China. The Company did not generate any revenue from medical related consulting services segment during the three and six months ended June 30, 2021. These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had working capital deficit of $2,354,803 as of June 30, 2021 and has incurred recurring net loss and generated negative cash flow from operating activities of $4,732,028 and $2,593,548 for the six months ended June 30, 2021, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

The Company’s revenues are derived from providing medial related consulting services for its’ related parties. Revenues related to its service offerings are recognized at a point in time when service is rendered. Any payments received in advance of the performance of services are recorded as deferred revenue until such time as the services are performed.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

Revenues

For the three months ended June 30, 2021, we had real property rental revenue of $280,232, as compared to $301,267 for the three months ended June 30, 2020, a decrease of $21,035, or 7.0%. For the six months ended June 30, 2021, we had real property rental revenue of $570,006, as compared to $598,223 for the six months ended June 30, 2020, a decrease of $28,217, or 4.7%. The decrease was primarily attributable to two tenants moved out in August 2020 and March 2021, respectively. We expect that our revenue from real property rent will remain in its current quarterly level with minimal increase in the near future.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended June 30, 2021, our real property operating expenses amounted to $205,147, as compared to $272,764 for the three months ended June 30, 2020, a decrease of $67,617, or 24.8%. The decrease was mainly due to a decrease in utilities of approximately $19,000, a decrease in janitorial supplies of approximately $4,000, and a decrease in other miscellaneous items of approximately $44,000. For the six months ended June 30, 2021, our real property operating expenses amounted to $422,041, as compared to $527,265 for the six months ended June 30, 2020, a decrease of $105,224, or 20.0%. The decrease was mainly due to a decrease in repairs and maintenance fees of approximately $21,000, a decrease in utilities of approximately $17,000, a decrease in janitorial supplies of approximately $7,000, and a decrease in other miscellaneous items of approximately $60,000.

Real Property Operating Income

Our real property operating income for the three months ended June 30, 2021 was $75,085, representing an increase of $46,582, or 163.4%, as compared to $28,503 for the three months ended June 30, 2020. Our real property operating income for the six months ended June 30, 2021 was $147,965, representing an increase of $77,007, or 108.5%, as compared to $70,958 for the six months ended June 30, 2020. The increase was mainly attributable to the decrease in real property operating expenses as described above. We expect our real property operating income will remain in its current quarterly level with minimal increase in the near future.

Other Operating Expenses

For the three and six months ended June 30, 2021 and 2020, other operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Professional fees	$1,357,079	$1,561,650	$2,738,257	$3,115,348
Compensation and related benefits	547,829	1,054,052	1,109,835	2,182,520
Research and development	238,793	161,101	451,981	436,503
Directors and officers liability insurance premium	81,141	58,012	162,282	116,025
Travel and entertainment	40,069	31,233	72,219	104,813
Rent and related utilities	18,661	22,536	41,288	45,277
Advertising expenses	7,500	42,942	16,323	113,845
Other general and administrative	86,293	99,804	161,648	181,646
	$2,377,365	$3,031,330	$4,753,833	$6,295,977

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to being a public company. For the three months ended June 30, 2021, professional fees decreased by $204,571, or 13.1%, as compared to the three months ended June 30, 2020. The decrease was primarily attributable to a decrease in consulting fees of approximately $430,000 mainly due to the decrease in use of consulting service providers, a decrease in investor relations service fees of approximately $124,000 mainly due to the decrease in use of investor relations service providers, and a decrease in other miscellaneous items of approximately $8,000, offset by an increase in legal service fees of approximately $357,000 mainly due to increased legal service related to our potential acquisition. For the six months ended June 30, 2021, professional fees decreased by $377,091, or 12.1%, as compared to the six months ended June 30, 2020. The decrease was primarily attributable to a decrease in consulting fees of approximately $422,000 mainly due to the decrease in use of consulting service providers, and a decrease in investor relations service fees of approximately $295,000 mainly due to the decrease in use of investor relations service providers, offset by an increase in legal service fees of approximately $297,000 mainly due to increased legal service related to our potential acquisition, and an increase in other miscellaneous items of approximately $43,000. We expect that our professional fees will remain in its current quarterly level with minimal increase in the near future.

●	For the three months ended June 30, 2021, compensation and related benefits decreased by $506,223, or 48.0%, as compared to the three months ended June 30, 2020. The significant decrease was primarily attributable to a decrease in stock-based compensation of approximately $516,000 which reflected the value of options granted and vested to our management, offset by an increase in compensation and related benefits for other employees of approximately $10,000. For the six months ended June 30, 2021, compensation and related benefits decreased by $1,072,685, or 49.1%, as compared to the six months ended June 30, 2020. The significant decrease was primarily attributable to a decrease in stock-based compensation of approximately $1,094,000 which reflected the value of options granted and vested to our management, offset by an increase in compensation and related benefits for other employees of approximately $21,000. We expect that our compensation and related benefits will remain in its current quarterly level with minimal increase in the near future.

●	For the three months ended June 30, 2021, research and development expenses increased by $77,692, or 48.2%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, research and development expenses increased by $15,478, or 3.5%, as compared to the six months ended June 30, 2020. The increase was primarily attributable to the start of a new project in August 2020.

●	For the three months ended June 30, 2021, Directors and Officers Liability Insurance premium increased by $23,129, or 39.9%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, Directors and Officers Liability Insurance premium increased by $46,257, or 39.9%, as compared to the six months ended June 30, 2020. The increase was mainly due to different insurance provider with different premium.

●	For the three months ended June 30, 2021, travel and entertainment expense increased by $8,836, or 28.3%, as compared to the three months ended June 30, 2020. The slight increase was primarily due to the increased business travel activities in the second quarter of 2021. For the six months ended June 30, 2021, travel and entertainment expense decreased by $32,594, or 31.1%, as compared to the six months ended June 30, 2020. The decrease was mainly due to decreased business travel activities and decreased entertainment expenditure resulting from COVID-19 in the first half of 2021.

●	For the three months ended June 30, 2021, rent and related utilities expenses decreased by $3,875, or 17.2%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, rent and related utilities expenses decreased by $3,989, or 8.8%, as compared to the six months ended June 30, 2020. The decrease was mainly attributable to the decreased monthly rent in Avalon Shanghai’s office.

●	For the three months ended June 30, 2021, advertising expenses decreased by $35,442 or 82.5% as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, advertising expenses decreased by $97,522 or 85.7% as compared to the six months ended June 30, 2020. The significant decrease was primarily due to reduced advertising activities incurred as a result of stricter control on corporation spending. We expect that our advertising expenses will increase in the near future.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, office supplies, and other miscellaneous items. For the three months ended June 30, 2021, other general and administrative expenses decreased by $13,511, or 13.5%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, other general and administrative expenses decreased by $19,998, or 11.0%, as compared to the six months ended June 30, 2020. The decrease resulted from our efforts at stricter controls on corporate expenditure.

Loss from Operations

As a result of the foregoing, for the three months ended June 30, 2021, loss from operations amounted to $2,302,280, as compared to $3,002,827 for the three months ended June 30, 2020, a decrease of $700,547, or 23.3%.

As a result of the foregoing, for six months ended June 30, 2021, loss from operations amounted to $4,605,868, as compared to $6,225,019 for the six months ended June 30, 2020, a decrease of $1,619,151, or 26.0%.

Other Income (Expense)

Other income (expense) mainly includes interest expense and loss from equity method investment.

Other expense, net, totaled $62,630 for the three months ended June 30, 2021, as compared to $53,555 for the three months ended June 30, 2020, an increase of $9,075, or 16.9%, which was primarily attributable to an increase in loss from equity method investment of approximately $4,000, an increase in interest expense of approximately $4,000, and a decrease in miscellaneous income of approximately $1,000.

Other expense, net, totaled $126,160 for the six months ended June 30, 2021, as compared to $102,144 for the six months ended June 30, 2020, an increase of $24,016, or 23.5%, which was primarily attributable to an increase in loss from equity method investment of approximately $13,000, an increase in interest expense of approximately $7,000, and a decrease in miscellaneous income of approximately $4,000.

Income Taxes

We did not have any income taxes expense for the three months ended June 30, 2021 and 2020 since we incurred losses in these periods. We did not have any income taxes expense for the six months ended June 30, 2021 and 2020 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $2,364,910 for the three months ended June 30, 2021, as compared to $3,056,382 for the three months ended June 30, 2020, a decrease of $691,472 or 22.6%.

As a result of the factors described above, our net loss was $4,732,028 for the six months ended June 30, 2021, as compared to $6,327,163 for the six months ended June 30, 2020, a decrease of $1,595,135 or 25.2%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $2,364,910 or $0.03 per share (basic and diluted) for the three months ended June 30, 2021, as compared with $3,056,382, or $0.04 per share (basic and diluted) for the three months ended June 30, 2020, a change of $691,472 or 22.6%.

The net loss attributable to Avalon GloboCare Corp. common shareholders was $4,732,028 or $0.06 per share (basic and diluted) for the six months ended June 30, 2021, as compared with $6,327,163, or $0.08 per share (basic and diluted) for the six months ended June 30, 2020, a change of $1,595,135 or 25.2%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Genexosome, Avactis, and Exosome, is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing Genexosome is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $14,786 and $3,309 for the three months ended June 30, 2021 and 2020, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $12,064 and a foreign currency translation loss of $18,757 for the six months ended June 30, 2021 and 2020, respectively. This non-cash gain/loss had the effect of decreasing/increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $2,350,124 and $3,053,073 for the three months ended June 30, 2021 and 2020, respectively. As a result of our foreign currency translation adjustment, we had comprehensive loss of $4,719,964 and $6,345,920 for the six months ended June 30, 2021 and 2020, respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2021 and December 31, 2020, we had cash balance of approximately $685,000 and $727,000, respectively. These funds are kept in financial institutions located as follows:

Country:	June 30, 2021		December 31, 2020
United States	$587,538	85.7%	$559,711	77.0%
China	97,766	14.3%	166,866	23.0%
Total cash	$685,304	100.0%	$726,577	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2020 to June 30, 2021:

	June 30,	December 31,	Changes in
	2021	2020	Amount	Percentage
Working capital deficit:
Total current assets	$1,325,329	$1,286,337	$38,992	3.0%
Total current liabilities	3,680,132	2,592,393	1,087,739	42.0%
Working capital deficit	$(2,354,803)	$(1,306,056)	$(1,048,747)	80.3%

Our working capital deficit increased by $1,048,747 to $2,354,803 at June 30, 2021 from $1,306,056 at December 31, 2020. The increase in working capital deficit was primarily attributable to a decrease in deferred financing costs of approximately $54,000, an increase in accrued professional fees of approximately $476,000, an increase in accrued research and development fees of approximately $74,000, an increase in accrued liabilities and other payables – related parties of approximately $91,000, an increase in operating lease obligation of approximately $65,000, and an increase in note payable – related party of $390,000, offset by an increase in prepaid expenses and other current assets of approximately $146,000.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flows for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The following summarizes the key components of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(2,593,548)	$(3,924,902)
Net cash used in investing activities	(50,511)	(28,437)
Net cash provided by financing activities	2,600,151	4,441,943
Effect of exchange rate on cash	2,635	(4,394)
Net (decrease) increase in cash	$(41,273)	$484,210

Net cash flow used in operating activities for the six months ended June 30, 2021 was $2,593,548, which primarily reflected our consolidated net loss of approximately $4,732,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in operating lease obligation of approximately $60,000, offset by an increase accrued liabilities and other payables of approximately $714,000, and an increase in accrued liabilities and other payables – related parties of approximately $91,000, and the non-cash items adjustment primarily consisting of depreciation of approximately $141,000, amortization of right-of-use asset of approximately $60,000, and stock-based compensation and service expense of approximately $1,087,000.

Net cash flow used in operating activities for the six months ended June 30, 2020 was $3,924,902, which primarily reflected our consolidated net loss of approximately $6,327,000, and the changes in operating assets and liabilities, primarily consisting of an increase in prepaid expenses and other current assets of approximately $124,000, and a decrease in accrued liabilities and other payables of approximately $386,000, offset by a decrease in accounts receivable – related party of approximately $213,000, an increase in accrued liabilities and other payables – related parties of approximately $84,000, and the non-cash items adjustment primarily consisting of depreciation of approximately $153,000, and stock-based compensation and service expense of approximately $2,449,000.

We expect our cash used in operating activities to increase due to the following:

●	the development and commercialization of new products;

●	an increase in professional staff and services; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities was $50,511 for the six months ended June 30, 2021 as compared to $28,437 for the six months ended June 30, 2020. During the six months ended June 30, 2021, we made payment for improvement of commercial real estate of approximately $10,000 and made additional investment in equity method investment of approximately $40,000. During the six months ended June 30, 2020, we made additional investment in equity method investment of approximately $28,000.

Net cash flow provided by financing activities was $2,600,151 for the six months ended June 30, 2021 as compared to $4,441,943 for the six months ended June 30, 2020. During the six months ended June 30, 2021, we received proceeds from related party borrowings of approximately $193,000 and net proceeds from equity offering of approximately $2,407,000 (net of cash paid for commission of approximately $74,000). During the six months ended June 30, 2020, we received proceeds from related party borrowings of $300,000 and net proceeds from equity offering of approximately $4,342,000 (net of cash paid for commission and offering costs of approximately $362,000), offset by repayments made for note payable – related party of $200,000.

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

In the third quarter of 2019, we had secured a $20 million credit facility (Line of Credit) provided by our Chairman, Wenzhao Lu.  The unsecured credit facility bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. The note is not convertible to equity. As of June 30, 2021, the total principal amount outstanding under the Credit Line was approximately $3.4 million and we have approximately $16.6 million remaining available under the Line Credit.

On December 13, 2019, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. As of April 6, 2020, the aggregate market value of our outstanding common stock held by non-affiliates, or public float, was $39,564,237, based on 23,691,160 shares of our outstanding common stock that were held by non-affiliates on such date and a price of $1.67 per share, which was the price at which our common stock was last sold on The Nasdaq Capital Market on February 19, 2020 (a date within 60 days of the date hereof), calculated in accordance with General Instruction I.B.6 of Form S-3. We have not offered any securities pursuant to General Instruction I.B.6 of Form S-3 in the 12 calendar months preceding the date of this prospectus supplement. We filed a prospectus supplement to amend and supplement the information in our prospectus and original prospectus supplement based on the amount of securities that we are eligible to sell under General Instruction I.B.6 of Form S-3. After giving effect to the $13,000,000 offering limit imposed by General Instruction I.B.6 of Form S-3, we may offer and sell additional shares of our common stock having an aggregate offering price of up to $13,000,000 from time to time through Jefferies acting as our sales agent in accordance with the terms of the sales agreement. As of June 30, 2021, we sold a total of 5,900,275 shares of our common stock through Jefferies with an aggregate offering price of $9,559,240 and we have approximately $5.4 million offering price remaining available under the Sales Agreement.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2021, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating lease commitment	$237,820	$149,892	$87,928	$-	$-
Acquisition consideration	100,000	100,000	-	-	-
Borrowings from related party (principal)	3,783,188	390,000	3,393,188	-	-
Accrued interest – related party	259,236	259,236	-	-	-
Epicon equity investment obligation	811,497	270,499	540,998	-	-
AVAR joint venture commitment	10,774,329	774,329	5,000,000	5,000,000	-
Total	$15,966,070	$1,943,956	$9,022,114	$5,000,000	$-

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended June 30, 2021 and 2020, we had an unrealized foreign currency translation gain of approximately $15,000 and $3,000, respectively, because of changes in the exchange rate. For the six months ended June 30, 2021 and 2020, we had an unrealized foreign currency translation gain of approximately $12,000 and an unrealized foreign currency translation loss of approximately of $19,000, respectively, because of changes in the exchange rate.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2021, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of June 30, 2021 due to the significant deficiencies which aggregate to a material weakness and was previously reported in our Form 10-K Annual Report for the year ended December 31, 2020 (“2020 10-K”), that have not yet been remediated.

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

On October 25, 2017, Genexosome entered into and closed a Stock Purchase Agreement with Beijing Genexosome and Yu Zhou, MD, PhD, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000, of which $100,000 is still owed. Further, on October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Dr. Zhou, pursuant to which the Company acquired all assets, including all intellectual property and exosome separation systems, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, Genexosome paid Dr. Zhou $876,087 in cash, transferred 500,000 shares of common stock of the Company to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of Genexosome. Further, The Company had not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has decided to impair the intangible asset associated with this acquisition to zero. Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019. Further, on October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016 and violation of Ohio Uniform Trade Secrets Act. Research Institute is seeking monetary damages, injunctive relief, exemplary damages, injunctive relief and other equitable relief. The Company intends to vigorously defend against this action and pursue all available legal remedies. The criminal proceedings against Dr. Zhou and Li Chen have been concluded and the civil litigation continue. While there can be no assurances, the Company believes it has substantial legal and factual defenses to the Research Institute’s claims and the likelihood of any findings of liability for the Company cannot be assessed at this time.

ITEM 1A. RISK FACTORS

Except for the additional risk factors addressed below, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

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

General Risk Factors

We have entered into two third-party research agreements to advance our sponsored research programs. These arrangements may not ultimately yield any promising product candidates for preclinical or clinical development. We may not be able to fully realize the benefits of any intellectual property generated by these arrangements.

Part of our strategy involves collaborative sponsored research to be performed by third-party research institutions. Avalon has entered into various research agreements including an agreement with Massachusetts Institute of Technology (MIT) to research novel therapeutic and diagnostic targets development utilizing QTY-code protein design technology including using the QTY code protein design technology for development of a hemofiltration device to treat Cytokine Storm Strategic as well as a partnership with the University of Natural Resources and Life Sciences (BOKU) in Vienna, Austria to develop an S-layer vaccine that can be administered by an intranasal or oral route against SARS-CoV-2, the novel coronavirus that causes COVID-19 disease.

Although we seek to direct this research and advise on the design of these projects as well as critical development decisions, this research is being performed by individuals who are not our employees and the timeline and quality of the research efforts are outside of our direct control. Academic investigators and other researchers may have different priorities than we do as a CellTech bio-developer. The sponsored research agreements we enter into for these programs generally provide that any inventions resulting from the research will be owned by the research institution performing the research, and that we have an option to negotiate for a license to develop and exploit any such inventions. Confidential information and new inventions derived from these research efforts may be disclosed through publications or other means prior to our third-party research collaborators being able to protect such intellectual property through the filing of patent applications. Our third-party research collaborators may not be able to obtain or maintain full ownership of inventions that are derived from the research or associated rights, which may limit their ability to provide us with a license to all relevant intellectual property on terms and conditions that are acceptable to us. Even if our collaborative research efforts yield promising results or new technological advances, they may not ultimately result in our being able to protect, develop or exploit the resulting intellectual property.

Risks Related to the VIE Structure and SenlangBio being a PRC Domestic Entity

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules, and regulations in general.

SenlangBio’s operations are conducted in the PRC, and are governed by PRC laws, rules, and regulations. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

Recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to a significant degree of interpretation by PRC regulatory agencies and courts. Because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the non-precedential nature of these decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. Therefore, it is possible that our existing operations may be found not to be in full compliance with relevant laws and regulations in the future. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts, including the VIE agreements, and could materially and adversely affect our business, financial condition, and results of operations.

In addition, the PRC government has recently announced its plans to enhance its regulatory oversight of Chinese companies listing overseas. The Opinions on Intensifying Crack Down on Illegal Securities Activities issued on July 6, 2021, called for extraterritorial application of China’s securities laws. As the Opinions on Intensifying Crack Down on Illegal Securities Activities were recently issued, there are great uncertainties with respect to the interpretation and implementation thereof. The Chinese government may promulgate relevant laws, internal rules and regulations that may impose additional and significant obligations and liabilities on overseas listed Chinese companies regarding data security, cross-border data flow, and compliance with China’s securities laws. These laws and regulations can be complex and stringent, and many are subject to change and uncertain interpretation, which could result in claims, change to our data and other business practices, regulatory investigations, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise affect our business.” It is uncertain whether or how these new laws, rules and regulations and the interpretation and implementation thereof may affect SenlangBio.

The business of SenlangBio may fall into the prohibited foreign investment category under currently effective PRC laws.

On March 15, 2019, the National People’s Congress (“NPC”) promulgated the Foreign Investment Law, which took effect on January 1, 2020, and replaced three existing laws regulating foreign investment in China, namely, the PRC Equity Joint Venture Law, the PRC Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law grants foreign invested entities the same treatment as PRC domestic entities, except for those foreign invested entities that operate in industries deemed to be either “restricted” or “prohibited” in the “negative list” published by the State Council. Sen Lang is a BVI company and the PRC Subsidiary is currently considered to be a foreign invested entity.

The latest version of the “negative list,” namely, the Special Management Measures (Negative List) for the Access of Foreign Investment (2020), which became effective on July 23, 2020, provides that foreign investment is prohibited in the development and application of human stem cells, genetic diagnosis and treatment technology. However, the PRC laws do not clarify the meaning of “development and application of human stem cells, genetic diagnosis and treatment technology” and do not explain whether transactions involving a VIE Structure should be considered as “investment” in the context of the prohibition of foreign investment. SenlangBio’s main business is conducting R&D and clinical transformation of immunotherapy cell therapy, which involves modifying the patient’s T-Cells genetically. Despite the foregoing lack of clarity, the applicable rules could be interpreted in a way unfavorable to the business of SenlangBio. In the context of law enforcement, if the competent PRC authorities and courts interpret “development and application of human stem cells, genetic diagnosis and treatment technology” broadly, the modification of T-Cells genetically could be considered as falling into the prohibited foreign investment category. If SenlangBio’s CAR-T cell therapies or other technologies that are being researched and developed are deemed by relevant PRC regulatory agencies as falling into the category of “human stem cells, genetic diagnosis and treatment technology,” SenlangBio would be prohibited from engaging in the research or development of such technologies. In that event, Avalon and the Sen Lang Beneficial Shareholders would have to restructure Avalon’s control over SenlangBio. SenlangBio may also have to forfeit its income derived from the research and development of such technologies. Any of these occurrences may harm Avalon’s and SenlangBio’s business, prospects, financial condition, and results of operations significantly.

Substantial uncertainties exist with respect to the interpretation and implementation of the PRC Foreign Investment Law, its implementing rules, Foreign Investment Security Review Measures, other regulations and how they may impact the viability of the VIE structure, business, financial condition, and results of operations.

The VIE structure has been adopted by many China-based companies to obtain licenses and permits necessary to operate in industries that currently are subject to restrictions on or prohibitions for foreign investment in China. The Ministry of Commerce (“MOFCOM”) published a discussion draft of the proposed Foreign Investment Law in January 2015, or the 2015 Draft Foreign Investment Law, according to which, variable interest entities that are controlled via contractual arrangements would be deemed as foreign-invested enterprises if they are ultimately “controlled” by foreign investors. Even though such language did not appear in the official Foreign Investment Law promulgated by the PRC State Council in 2019, there can be no assurance that the concept of “control” as reflected in the 2015 Draft of the Foreign Investment Law, will not be reintroduced, or that the VIE structure adopted by us will not be deemed as a method of foreign investment by other laws, regulations and rules. In addition, as the 2019 Foreign Investment Law has a catch-all provision that broadly defines “foreign investments” as those made by foreign investors in China through methods as specified in laws, administrative regulations, or as stipulated by the PRC State Council, relevant government authorities may promulgate additional rules and regulations as to the interpretation and implementation of the 2019 Foreign Investment Law. Therefore, the use of a VIE Structure could be considered a violation of the applicable PRC laws.

Accordingly, there are substantial uncertainties as to whether the VIE structure may be deemed as a method of foreign investment in a restricted industry in the future. If the VIE structure were to be deemed as a method of foreign investment under any future laws, regulations and rules, and if any of our business operations were to fall under the “negative list” for foreign investment, the VIE structure may be found to be in violation of any existing or future PRC laws, rules or regulations, then the relevant PRC regulatory authorities would have broad discretion to take action in dealing with these violations or failures, including revoking the business and operating licenses of SenlangBio, requiring it to discontinue or restrict its operations, restricting its right to collect revenue, requiring it to restructure our operations or taking other regulatory or enforcement actions against it. The imposition of any of these measures could result in a material adverse effect on SenlangBio’s ability to conduct all or any portion of its business operations. In addition, it is unclear what impact the PRC government actions would have on us and on our ability to consolidate the financial results of SenlangBio in our consolidated financial statements, if the PRC government authorities were to find our legal structure and contractual arrangements to be in violation of PRC laws, rules, and regulations. If the imposition of any of these government actions causes us to lose our right to direct the activities of SenlangBio or otherwise separate from SenlangBio and if we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of SenlangBio in our consolidated financial statements. Any of these events would have a material adverse effect on our business, financial condition, and results of operations.

Furthermore, on December 19, 2020, the National Development and Reform Commission and MOFCOM promulgated the Foreign Investment Security Review Measures, which took effect on January 18, 2021. There are great uncertainties with respect to its interpretation and implementation. Under the Foreign Investment Security Review Measures, investments in military, national defense-related areas or in locations in proximity to military facilities, or investments that would result in acquiring the actual control of assets in certain key sectors, such as critical agricultural products, energy and resources, equipment manufacturing, infrastructure, transport, cultural products and services, IT, Internet products and services, financial services and technology sectors, are required to be approved by designated governmental authorities in advance. Since SenlangBio’s main business is conducting R&D and clinical transformation of immunotherapy cell therapy, we cannot rule out the possibility that investment in SenlangBio may be regarded as “investment in technology sectors,” which would require approval from governmental authorities. Moreover, because the term “investment through other means” is not clearly defined under the Foreign Investment Security Review Measures, we cannot rule out the possibility that control through contractual arrangement may be regarded as a form of actual control and therefore require approval from the competent governmental authority.

The filing or change of the medical institution practice license of SenlangBio Clinical Laboratory may be affected by the VIE Structure.

As SenlangBio Clinical Laboratory is a medical institution under the PRC laws, its operation is subject to the PRC regulation of foreign investment in the area of medical institution, which provides that a foreign investor can acquire 70% (to the highest extent) of the equity interests in a PRC medical institution. The relevant PRC laws also provide that the related government authority shall not approve any application of licenses/permits if the application is related to a company failing to comply with PRC foreign investment regulation. Therefore, if the competent PRC authority responsible for the registration of the medical institution practice license of SenlangBio Clinical Laboratory adopts a broad understanding of foreign investment rules that controlling via agreements can be deemed as a way of investment, the authority may disapprove SenlangBio Clinical Laboratory’s application in relation to its medical institution practice license, including any extension of such license. In the worst case, theoretically, the competent authorities may deem the VIE Agreements unenforceable because they are in violation of the PRC laws. In that event, SenlangBio Clinical Laboratory would not be qualified to conduct any business of testing of immunology, serology and molecular genetics specialties for patients, including hematology-tumor diagnostics and testing prior to clinical trials for cell therapy, which would result in the loss of the license and thereby the loss of income to SenlangBio from this business.

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of our business.

The PRC’s economy is in a transition from a planned economy to a market-oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions within the PRC. There can be no assurance that the PRC government will continue to support a market orientated economy. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social environment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Shares Issued for Services

During the six months ended June 30, 2021, the Company issued a total of 790,000 shares of its common stock for services rendered and to be rendered. These shares were valued at $894,300, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $398,518 for the six months ended June 30, 2021 and reduced accrued liabilities of $261,032 and recorded prepaid expense of $234,750 as of June 30, 2021 which will be amortized over the rest of corresponding service periods.

Common Shares Issued for Settlement of Accrued Professional Fees

In June 2021, the Company issued 167,355 shares of its common stock to settle accrued and unpaid professional fees of $202,500.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Equity Offering

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company’s registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. From December 13, 2019 through August 16 2021, Jefferies sold an aggregate of 5,900,275 shares of common stock at an average price of $1.62 per share to investors. The Company received net cash proceeds of $9,272,463, net of commission paid to sales agent of $286,777.

Merger

On June 13, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”), by and among the Company, Lonlon Biotech Ltd., a company incorporated in the British Virgin Islands (“BVI”) (“Sen Lang”), the holders of the share capital of Sen Lang (the “Sen Lang Shareholders”), the ultimate beneficial owners of the Sen Lang Shareholders (the “Sen Lang Beneficial Shareholders” and, together with the Sen Lang Shareholders, the “Sen Lang Owners”) and a representative of the Sen Lang Owners (the “Sen Lang Representative”). Pursuant to the Purchase Agreement, subject to the satisfaction of the conditions to closing therein, including approval by the Avalon stockholders pursuant to the rules of the Nasdaq Stock Market (“Nasdaq”), Avalon agreed to purchase (the “Acquisition”) all of the issued and outstanding share capital of Sen Lang (the “Sen Lang Shares”).

Sen Lang, through a “variable interest entity” structure of contractual rights held by its wholly-owned subsidiary Beijing Langlang Runfeng Biotechnology Co., Ltd., a wholly foreign owned enterprise with limited liability organized and existing under the laws of the People’s Republic of China (the “PRC”) (the “PRC Subsidiary”), has full economic benefit and management control over, and is consolidated for accounting purposes with, Senlang Biotechnology Co. Ltd., a PRC domestic company with limited liability organized and existing under the laws of the PRC (the “OpCo” or “SenlangBio”). The OpCo is mainly engaged in the business of research and development in relation to CAR-T cell therapy, immune cell therapy and related drug development. The OpCo is owned 100% by certain of the Sen Lang Beneficial Shareholders. A wholly-owned subsidiary of the OpCo, Shijiazhuang Senlang Medical Laboratory Co., Ltd., a company with limited liability organized and existing under the laws of the PRC (“SenlangBio Clinical Laboratory”) is engaged in the business of testing of immunology, serology and molecular genetics specialties for patients, including hematology-tumor diagnostics and testing prior to clinical trials for cell therapy.

Prior to the execution of the Purchase Agreement, the Board of Directors of Avalon (the “Board”), unanimously (i) determined that the terms and provisions of the Purchase Agreement and the transactions contemplated thereby, including the Acquisition, are fair to, advisable and in the best interests of the Company and its stockholders, (ii) approved the Purchase Agreement and the transactions contemplated thereby, including the Acquisition, (iii) authorized, empowered and directed the Company to perform all of its obligations under the Purchase Agreement and related documents, and (iv) resolved to recommend the adoption of the Purchase Agreement by the stockholders of the Company in compliance with the rules of Nasdaq (the “Company Board Recommendation”).

The purchase price being paid by Avalon to the Sen Lang Shareholders under the Purchase Agreement for the Sen Lang Shares is an aggregate of 81 million shares (the “Acquisition Shares”) of the common stock, par value US$0.0001 per share, of Avalon (the “Avalon Common Stock”). Ten percent (10%), or 8.1 million, of such shares will be held in escrow for 12 months following the closing to satisfy any indemnification obligations of the Sen Lang Shareholders under the Share Purchase Agreement. In addition, at the closing of the Acquisition, it is expected that Dr. Jianqiang Li, scientific founder and CSO of the OpCo, will join the board of the Company, and Dr. Li will also be appointed as Chief Technology Officer of the Company. The Acquisition Shares will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, will be restricted securities under Rule 144 under the Securities Act for six months or longer after the closing of the Acquisition, subject to “affiliate” status with the Company under the Securities Act.

The Purchase Agreement contains customary representations, warranties and covenants made by the parties thereto, including covenants relating to obtaining the requisite approvals of the stockholders of Avalon and Sen Lang, regulatory approvals and Avalon’s and Sen Lang’s conduct of their respective businesses (and that of the OpCo) between the date of signing of the Purchase Agreement and the closing of the Acquisition.

The Acquisition is expected to be accounted for as a business acquisition, with the Company identified as the accounting acquirer. The Company is considered the accounting acquirer since immediately following the closing: (i) the Company’s stockholders will own a majority of the voting rights of the post-Acquisition company; (ii) the Company will have designate a majority (eight of nine) of the initial members of the board of directors of the post-Acquisition company; (iii) the Company’s senior management will hold the majority of the key positions in senior management of the post-Acquisition company; and (iv) the Company will continue to maintain its corporate headquarters in Freehold, New Jersey, United States. SenlangBio will continue to maintain operations in the Shijiazhuang High-tech Development Zone, Hebei Province, China.

The acquisition consideration is 81,000,000 shares of the Company’s Common Stock. The purchase price will be allocated to the acquired assets and assumed liabilities based on their fair values at the closing date, and any excess is initially allocated to identifiable intangible assets mainly consisting of cell and gene engineering technologies with the ability to generate innovative and transformative cellular immunotherapies for solid and hematologic cancers, which will be amortized over 10 years. The initial allocation is subject to change upon the final valuation which is to be done at the time of closing. Such change could have a material impact on the Company’s financial statements.

As of June 30, 2020, the Company had incurred costs of $938,073 with respect to the Merger and these costs have been expensed.

Equity Financing

In connection with the Acquisition mentioned above, on June 13, 2021, an institutional investor (the “Investor”) entered into an agreement with the OpCo related to the purchase of registered capital of the OpCo (the “OpCo Capital Increase Agreement”) pursuant to which the Investor will acquire an aggregate of up to 13.5% of the equity ownership of the OpCo for an aggregate purchase price of approximately US$30,000,000 (the “Equity Financing”), which funds will be invested in the OpCo in three equal installments of US$10,000,000, at a fixed price, the first to be upon the closing of the Acquisition, the second to be within three months after the closing and the third to be within six months after the closing. In addition, pursuant to a Securities Exchange Agreement (the “Exchange Agreement”), by and among the Company, Sen Lang, the OpCo and the Investor, dated June 13, 2021, the Investor has the right, exercisable between the six-month and five year-anniversaries of the respective initial closing and installment closings, to elect to exchange, from time to time, all or part of its then-owned equity ownership of the OpCo for shares (the “Exchange Shares”) of Avalon Common Stock at a fixed exchange price of US$1.21 per share of Avalon Common Stock, which was the market price of the Avalon Common Stock as of the date of the Exchange Agreement under Nasdaq rules. In addition, the Exchange Agreement provides that the Investor may only exchange up to 10% of its total investment amount in any 30-day period.

China eCapital Holdings, Ltd. (CEC Capital) served as financial advisor to Avalon in connection with the Equity Financing and will receive a cash fee of approximately $900,000, representing 3% of the gross proceeds from the Equity Financing.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

1.1	Open Market Sale AgreementSM, dated as of December 13, 2019, by and between Avalon GloboCare Corp. and Jefferies LLC. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2019)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2016)

4.2 †	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.5	Warranty Agreement between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.6	Form of Subscription Agreement between Avalon GloboCare Corp. and the October 2017 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

4.7	Form of Warrant to Boustead Securities, LLC in connection with the private placements (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 27, 2018)

4.8	Form of Warrant (April 2019) (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.2 †	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2016)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership, as Seller, and Avalon GloboCare Corp., as Buyer dated as of December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2016)

10.4 †	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li dated January 11, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2017)

10.5 †	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.6 †	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.7 †	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.8 †	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.12	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation) (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017)

10.13	Securities Purchase Agreement between Avalon GloboCare Corp. and Genexosome Technologies Inc. dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.14	Asset Purchase Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.15	Stock Purchase Agreement between Genexosome Technologies Inc., Beijing Jieteng (Genexosome) Biotech Co. Ltd. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.16 †	Executive Retention Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.18 †	Director Agreement by and between Avalon GloboCare Corp. and Wilbert J. Tauzin II dated November 1, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.19	Agreement between Avalon GloboCare Corp. and Tauzin Consultants, LLC dated November 1, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.20 †	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated April 3, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.21 †	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 3, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.22	Advisory Service Contract between Ludaopei Hematology Research Institute Co., Ltd. and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 1, 2018 (English translation) (Incorporated by reference to that Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 19, 2018)

10.23	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the April 2018 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2018)

10.24	Supplementary Agreement Related to Share Subscription by and between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang dated April 23, 2018 (English translation) (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

10.25	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated May 3, 2018 (English translation) (incorporated by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018)

10.26 †	Director Agreement by and between Avalon GloboCare Corp. and Tevi Troy dated June 4, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.27	Joint Venture Agreement by and between Avalon (Shanghai) Healthcare Technology Co., Ltd. and Jiangsu Unicorn Biological Technology Co., Ltd. dated May 29, 2018 (English translation) (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.28 †	Director Agreement by and between Avalon GloboCare Corp. and William Stilley, III dated July 5, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2018)

10.29 †	Director Agreement by and between Avalon GloboCare Corp. and Steven A. Sanders dated July 30, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2018)

10.30	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated August 3, 2018 (English translation) (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.31	Strategic Partnership Agreement between Avalon GloboCare Corp. and Weill Cornell Medical College of Cornell University dated August 6, 2018 (incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.32	Equity Joint Venture Agreement by and between Avactis Biosciences, Inc., a wholly-owned subsidiary of Avalon GloboCare Corp., and Arbele Limited for the establishment of AVAR (China) BioTherapeutics Ltd. dated October 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

10.33	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated January 3, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.34	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated January 3, 2019 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.35	Letter Agreement by and between Avalon (Shanghai) Healthcare Technology Co. Ltd. and Meng Li dated January 3, 2019 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.36	Promissory Note issued to Daniel Lu dated Mach 18, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2019)

10.37†	Director Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.38†	Director Agreement by and between Avalon GloboCare Corp. and Yue “Charles” Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.39	Form of Securities Purchase Agreement dated April 25, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

10.40	Revolving Line of Credit Agreement dated as of August 29, 2019 between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated August 29, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019)

10.41	Form of Warrant Redemption and Cancellation Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.42	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated February 20, 2020 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.43	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated February 20, 2020 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.44	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 20, 2020 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 20, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.
(Registrant)

Date: August 16, 2021	By:	/s/ David K. Jin
David K. Jin
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)