Form 10-Q
period 2021-09-30
Avalon GloboCare Corp.
filed 2021-11-15
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AVCO	The NASDAQ Stock Market LLC

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 15, 2021
Common Stock, $0.0001 par value per share	86,000,928 shares

AVALON GLOBOCARE CORP.

FORM 10-Q

September 30, 2021

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$532,251	$726,577
Rent receivable	47,073	35,395
Rent receivable - related party	21,000	-
Deferred financing costs	171,535	222,141
Prepaid professional fees	335,023	78,639
Prepaid expenses and other current assets	151,049	223,585
Total Current Assets	1,257,931	1,286,337

NON-CURRENT ASSETS:
Rent receivable - noncurrent portion	157,477	111,840
Deferred leasing costs	117,647	144,197
Operating lease right-of-use assets, net	177,806	137,333
Property and equipment, net	399,865	479,115
Investment in real estate, net	7,570,940	7,685,686
Equity method investment	520,569	521,758
Other noncurrent assets	191,521	-
Total Non-current Assets	9,135,825	9,079,929

Total Assets	$10,393,756	$10,366,266

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accrued professional fees	$2,206,445	$1,212,822
Accrued research and development fees	740,308	513,533
Accrued payroll liability and directors’ compensation	301,343	154,292
Accrued liabilities and other payables	339,548	367,411
Accrued liabilities and other payables - related parties	409,484	267,956
Operating lease obligation	148,749	76,379
Note payable - related party	390,000	-
Total Current Liabilities	4,535,877	2,592,393

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	41,057	66,954
Note payable - related party	-	390,000
Loan payable - related party	3,963,189	3,200,000
Total Non-current Liabilities	4,004,246	3,656,954

Total Liabilities	8,540,123	6,249,347

Commitments and Contingencies (Note 14)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 86,052,367 shares issued and 85,532,367 shares outstanding at September 30, 2021; 82,795,297 shares issued and 82,275,297 shares outstanding at December 31, 2020	8,605	8,279
Additional paid-in capital	51,335,733	46,856,447
Less: common stock held in treasury, at cost; 520,000 shares at September 30, 2021 and December 31, 2020	(522,500)	(522,500)
Accumulated deficit	(48,797,622)	(42,041,375)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(177,161)	(190,510)
Total Avalon GloboCare Corp. stockholders’ equity	1,853,633	4,116,919
Non-controlling interest	-	-
Total Equity	1,853,633	4,116,919

Total Liabilities and Equity	$10,393,756	$10,366,266

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Real property rental	$355,459	$324,982	$925,465	$923,205
Medical related consulting services - related party	131,305	-	131,305	-
Total Revenues	486,764	324,982	1,056,770	923,205

COSTS AND EXPENSES
Real property operating expenses	215,622	135,821	637,663	663,086
Medical related consulting services - related party	102,442	-	102,442	-
Total Costs and Expenses	318,064	135,821	740,105	663,086

GROSS PROFIT
Real property operating income	139,837	189,161	287,802	260,119
Gross profit from medical related consulting services	28,863	-	28,863	-
Total Gross Profit	168,700	189,161	316,665	260,119

OTHER OPERATING EXPENSES:
Professional fees	1,221,952	1,753,182	3,960,209	4,868,530
Compensation and related benefits	434,602	1,058,570	1,544,437	3,241,090
Research and development expenses	224,072	238,432	676,053	674,935
Other general and administrative	253,045	329,535	706,805	891,141
Total Other Operating Expenses	2,133,671	3,379,719	6,887,504	9,675,696

LOSS FROM OPERATIONS	(1,964,971)	(3,190,558)	(6,570,839)	(9,415,577)

OTHER INCOME (EXPENSE)
Interest expense - related party	(50,248)	(41,531)	(141,528)	(126,169)
Loss from equity method investment	(14,203)	(14,966)	(48,135)	(35,382)
Other income (expense)	5,203	(4,904)	4,255	(1,994)
Total Other Expense, net	(59,248)	(61,401)	(185,408)	(163,545)

LOSS BEFORE INCOME TAXES	(2,024,219)	(3,251,959)	(6,756,247)	(9,579,122)

INCOME TAXES	-	-	-	-

NET LOSS	$(2,024,219)	$(3,251,959)	$(6,756,247)	$(9,579,122)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	-	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,024,219)	$(3,251,959)	$(6,756,247)	$(9,579,122)

COMPREHENSIVE LOSS:
NET LOSS	$(2,024,219)	$(3,251,959)	$(6,756,247)	$(9,579,122)
OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	1,285	39,698	13,349	20,941
COMPREHENSIVE LOSS	(2,022,934)	(3,212,261)	(6,742,898)	(9,558,181)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,022,934)	$(3,212,261)	$(6,742,898)	$(9,558,181)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.02)	$(0.04)	$(0.08)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	85,362,416	80,622,003	84,473,569	78,747,345

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2021

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Number of Shares	Amount	Accumulated Deficit	Statutory Reserve	Other Comprehensive Loss	Non-controlling Interest	Total Equity
Balance, January 1, 2021	-	$-	82,795,297	$8,279	$46,856,447	(520,000)	$(522,500)	$(42,041,375)	$6,578	$(190,510)	$-	$4,116,919

Sale of common stock, net	-	-	1,848,267	185	2,337,074	-	-	-	-	-	-	2,337,259

Issuance of common stock for services	-	-	300,000	30	359,970	-	-	-	-	-	-	360,000

Stock-based compensation	-	-	-	-	202,505	-	-	-	-	-	-	202,505

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(2,722)	-	(2,722)

Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	-	(2,367,118)	-	-	-	(2,367,118)

Balance, March 31, 2021	-	-	84,943,564	8,494	49,755,996	(520,000)	(522,500)	(44,408,493)	6,578	(193,232)	-	4,646,843

Issuance of common stock for settlement of accrued professional fees	-	-	167,355	17	202,483	-	-	-	-	-	-	202,500

Issuance of common stock for services	-	-	490,000	49	534,251	-	-	-	-	-	-	534,300

Stock-based compensation	-	-	-	-	195,209	-	-	-	-	-	-	195,209

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	14,786	-	14,786

Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	-	(2,364,910)	-	-	-	(2,364,910)

Balance, June 30, 2021	-	-	85,600,919	8,560	50,687,939	(520,000)	(522,500)	(46,773,403)	6,578	(178,446)	-	3,228,728

Sale of common stock, net	-	-	35,769	4	33,789	-	-	-	-	-	-	33,793

Issuance of common stock for services	-	-	415,679	41	425,146	-	-	-	-	-	-	425,187

Stock-based compensation	-	-	-	-	188,859	-	-	-	-	-	-	188,859

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	1,285	-	1,285

Net loss for the three months ended September 30, 2021	-	-	-	-	-	-	-	(2,024,219)	-	-	-	(2,024,219)

Balance, September 30, 2021	-	$-	86,052,367	$8,605	$51,335,733	(520,000)	$(522,500)	$(48,797,622)	$6,578	$(177,161)	$-	$1,853,633

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2020

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Number of Shares	Amount	Accumulated Deficit	Statutory Reserve	Other Comprehensive Loss	Non-controlling Interest	Total Equity
Balance, January 1, 2020	-	$-	76,730,802	$7,673	$34,593,006	(520,000)	$(522,500)	$(29,361,937)	$6,578	$(257,747)	$-	$4,465,073

Sale of common stock, net	-	-	980,358	98	1,539,153	-	-	-	-	-	-	1,539,251

Issuance of common stock for services	-	-	222,577	22	213,278	-	-	-	-	-	-	213,300

Stock-based compensation	-	-	-	-	785,350	-	-	-	-	-	-	785,350

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(22,066)	-	(22,066)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-	(3,270,781)	-	-	-	(3,270,781)

Balance, March 31, 2020	-	-	77,933,737	7,793	37,130,787	(520,000)	(522,500)	(32,632,718)	6,578	(279,813)	-	3,710,127

Sale of common stock, net	-	-	1,795,150	180	2,959,687	-	-	-	-	-	-	2,959,867

Issuance of common stock for services	-	-	380,000	38	398,692	-	-	-	-	-	-	398,730

Stock-based compensation	-	-	-	-	726,600	-	-	-	-	-	-	726,600

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	3,309	-	3,309

Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	-	(3,056,382)	-	-	-	(3,056,382)

Balance, June 30, 2020	-	-	80,108,887	8,011	41,215,766	(520,000)	(522,500)	(35,689,100)	6,578	(276,504)	-	4,742,251

Sale of common stock, net	-	-	1,337,968	134	2,376,503	-	-	-	-	-	-	2,376,637

Issuance of common stock for services	-	-	430,000	43	697,407	-	-	-	-	-	-	697,450

Stock-based compensation	-	-	-	-	739,362	-	-	-	-	-	-	739,362

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	39,698	-	39,698

Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	-	(3,251,959)	-	-	-	(3,251,959)

Balance, September 30, 2020	-	$-	81,876,855	$8,188	$45,029,038	(520,000)	$(522,500)	$(38,941,059)	$6,578	$(236,806)	$-	$5,343,439

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,756,247)	$(9,579,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	6,252	4,689
Depreciation	226,735	232,772
Change in straight-line rent receivable	(59,117)	(15,947)
Amortization of right-of-use asset	93,342	-
Stock-based compensation and service expense	1,621,452	3,965,164
Loss on equity method investment	48,135	35,382
Loss on fixed assets disposal	-	2,643
Changes in operating assets and liabilities:
Accounts receivable - related party	-	214,454
Rent receivable	1,802	(94,349)
Rent receivable - related party	(21,000)	-
Security deposit	6,826	-
Deferred leasing costs	13,348	-
Prepaid expenses and other assets	21,218	(352,526)
Accrued liabilities and other payables	1,435,548	(679,815)
Accrued liabilities and other payables - related parties	141,528	75,457
Operating lease obligation	(87,342)	6,000
NET CASH USED IN OPERATING ACTIVITIES	(3,307,520)	(6,185,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,449)	-
Improvement of commercial real estate	(10,332)	-
Additional investment in equity method investment	(40,179)	(28,594)
NET CASH USED IN INVESTING ACTIVITIES	(67,960)	(28,594)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable - related party	-	(200,000)
Proceeds received from loan payable - related party	763,189	300,000
Proceeds received from equity offering	2,518,708	7,233,678
Disbursements for equity offering costs	(103,561)	(491,895)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,178,336	6,841,783

EFFECT OF EXCHANGE RATE ON CASH	2,818	2,628

NET (DECREASE) INCREASE IN CASH	(194,326)	630,619
CASH - beginning of period	726,577	764,891
CASH - end of period	$532,251	$1,395,510

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$50,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$258,655	$25,996
Common stock issued for accrued liabilities	$276,032	$-
Deferred financing costs in accrued liabilities	$165,024	$13,390
Accrued professional fees relieved for shares issued	$202,500	$-
Improvement of commercial real estate acquired on credit as payable	$-	$38,400

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

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd., a British Virgin Island company. There was no activity for the subsidiary since its incorporation through September 30, 2021. Avalon (BVI) Ltd. is dormant and is in process of being dissolved.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Currently, Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of September 30, 2021, the occupancy rate of the building is 89.4%.

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

On June 13, 2019, the Company formed a wholly owned subsidiary, International Exosome Association LLC, a Delaware company. There was no activity for the subsidiary since its incorporation through September 30, 2021.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these condensed consolidated financial statements as of September 30, 2021 are as follows:

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

As reflected in the accompanying condensed consolidated financial statements, the Company had working capital deficit of $3,277,946 as of September 30, 2021 and has incurred recurring net loss and generated negative cash flow from operating activities of $6,756,247 and $3,307,520 for the nine months ended September 30, 2021, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and nine months ended September 30, 2021 and 2020 include the useful life of property and equipment and investment in real estate, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

Fair Value of Financial Instruments and Fair Value Measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

●	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

●	Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●	Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated financial statements, primarily due to their short-term nature.

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

Cash and Cash Equivalents

At September 30, 2021 and December 31, 2020, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2021		December 31, 2020
United States	$428,984	80.6%	$559,711	77.0%
China	103,267	19.4%	166,866	23.0%
Total cash	$532,251	100.0%	$726,577	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2021 and December 31, 2020.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk and Uncertainties

A portion of the Company’s cash is maintained with state-owned banks within the PRC. Balances at state-owned banks within the PRC are covered by insurance up to RMB 500,000 (approximately $78,000) per bank. Any balance over RMB 500,000 per bank in PRC will not be covered. At September 30, 2021, cash balances held in the PRC are RMB 665,725 (approximately $103,000), of which, RMB 139,695 (approximately $22,000) was not covered by such limited insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At September 30, 2021, there were no balances in excess of the federally-insured limits.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three and nine months ended September 30, 2021 and 2020, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	7,720,000	7,020,000	7,720,000	7,020,000
Potentially dilutive securities	7,720,000	7,020,000	7,720,000	7,020,000

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

During the three and nine months ended September 30, 2021, the Company operates through two business segments: real property operating segment and medical related consulting services segment. These reportable segments offer different types of services and products, have different types of revenue, and are managed separately as each requires different operating strategies and management expertise.

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At September 30, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid directors and officers liability insurance premium	$53,383	$64,929
Recoverable VAT	25,237	40,446
Deferred leasing costs	31,422	18,220
Prepaid research and development fees	-	60,610
Other	41,007	39,380
Total	$151,049	$223,585

NOTE 5 – EQUITY METHOD INVESTMENT

As of September 30, 2021 and December 31, 2020, the equity method investment amounted to $520,569 and $521,758, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon Biotech Co., Ltd. (“Epicon”). Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and the other unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), accounted for 40% and 60% of the total ownership, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENT (continued)

For the three months ended September 30, 2021 and 2020, the Company’s share of Epicon’s net loss was $14,203 and $14,966, respectively, which was included in loss from equity method investment in the accompanying condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2021 and 2020, the Company’s share of Epicon’s net loss was $48,135 and $35,382, respectively, which was included in loss from equity method investment in the accompanying condensed consolidated statements of operations and comprehensive loss. In the nine months ended September 30, 2021, activity recorded for the Company’s equity method investment in Epicon is summarized in the following table:

Equity investment carrying amount at January 1, 2021	$521,758
Payment made for equity method investment	40,179
Epicon’s net loss attributable to the Company	(48,135)
Foreign currency fluctuation	6,767
Equity investment carrying amount at September 30, 2021	$520,569

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	September 30, 2021	December 31, 2020
Current assets	$6,063	$13,023
Noncurrent assets	229,105	264,390
Current liabilities	41,306	6,615
Noncurrent liabilities	-	-
Equity	193,862	270,798

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Loss from operation	35,509	37,418	120,338	88,587
Net loss	35,509	37,417	120,338	88,456

NOTE 6 – OTHER NONCURRENT ASSETS

At September 30, 2021 and December 31, 2020, other noncurrent assets consisted of the following:

	September 30, 2021	December 31, 2020
Deferred financing costs	$171,535	$-
Security deposit	19,986	-
Total	$191,521	$-

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – ACCRUED LIABILITIES AND OTHER PAYABLES

At September 30, 2021 and December 31, 2020, accrued liabilities and other payables consisted of the following:

	September 30, 2021	December 31, 2020
Accrued tenants’ improvement reimbursement	$43,500	$81,900
Tenants’ security deposit	73,733	69,634
Accounts payable	51,689	87,190
Accrued utilities	48,310	14,911
Taxes payable	21,277	15,790
Deferred rental income	8,133	23,510
Other	92,906	74,476
Total	$339,548	$367,411

NOTE 8 – RELATED PARTY TRANSACTIONS

Accrued Liabilities and Other Payables – Related Parties

The Company acquired Beijing Genexosome for a cash payment of $450,000. As of September 30, 2021 and December 31, 2020, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

As of September 30, 2021 and December 31, 2020, the accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, amounted to $309,484 and $167,956, respectively, and have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

Borrowings from Related Party

Promissory Note

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and Chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022. The Company repaid principal of $410,000 and $200,000 in the third quarter of 2019 and second quarter of 2020, respectively. As of both September 30, 2021 and December 31, 2020, the outstanding principal balance was $390,000.

Line of Credit

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), the largest shareholder and Chairman of the Board of Directors of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of September 30, 2021 and December 31, 2020, $3,963,189 and $3,200,000 was outstanding under the Line of Credit, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

Borrowings from Related Party (continued)

For the three months ended September 30, 2021 and 2020, the interest expense related to above borrowings amounted to $50,248 and $41,531, respectively, and has been included in interest expense – related party on the accompanying condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2021 and 2020, the interest expense related to above borrowings amounted to $141,528 and $126,169, respectively, and has been included in interest expense – related party on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2021 and December 31, 2020, the related accrued and unpaid interest for above borrowings was $309,484 and $167,956, respectively, and has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

Rental Revenue from Related Party

Commencing from year 2021, the Company leases space of its commercial real property located in New Jersey to a company, which is controlled by Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors. For both the three and nine months ended September 30, 2021, the related party rental revenue amounted to $21,000, and has been included in real property rental on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2021, the related party rent receivable totaled $21,000, which was included in rent receivable – related party on the accompanying condensed consolidated balance sheets.

NOTE 9 – EQUITY

2020 Incentive Stock Plan

The Company held its annual meeting on August 4, 2020. During its annual meeting, the Company approved 2020 Incentive Stock Plan and reserved 5,000,000 shares of common stock for issuance thereunder.

Common Shares Sold for Cash

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock. During the nine months ended September 30, 2021, Jefferies sold an aggregate of 1,884,036 shares of common stock at an average price of $1.34 per share to investors. The Company recorded net proceeds of $2,371,052, net of commission and other offering costs of $147,656.

Common Shares Issued for Services

During the nine months ended September 30, 2021, the Company issued a total of 1,205,679 shares of its common stock for services rendered and to be rendered. These shares were valued at $1,319,487, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $784,800 for the nine months ended September 30, 2021 and reduced accrued liabilities of $276,032 and recorded prepaid expense of $258,655 as of September 30, 2021 which will be amortized over the rest of corresponding service periods.

Common Shares Issued for Settlement of Accrued Professional Fees

In June 2021, the Company issued 167,355 shares of its common stock to settle accrued and unpaid professional fees of $202,500.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – EQUITY (continued)

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at September 30, 2021:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2021	Weighted Average Exercise Price
$0.50	2,000,000	5.36	$0.50	2,000,000	$0.50
1.00 – 1.93	2,950,000	4.87	1.39	2,723,334	1.41
2.00 – 2.80	2,740,000	2.02	2.17	2,740,000	2.17
4.76	30,000	2.51	4.76	30,000	4.76
$0.50 – 4.76	7,720,000	3.97	$1.45	7,493,334	$1.46

Stock option activities for the nine months ended September 30, 2021 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2021	7,140,000	$1.48
Granted	660,000	1.10
Expired	(80,000)	(1.00)
Outstanding at September 30, 2021	7,720,000	$1.45

Options exercisable at September 30, 2021	7,493,334	$1.46
Options expected to vest	226,666	$1.09

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at September 30, 2021 was $776,000.

The fair values of options granted during the nine months ended September 30, 2021 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 121.52% - 128.42%, risk-free rate of 0.33% - 0.80%, annual dividend yield of 0% and expected life of 3.00 - 5.00 years. The aggregate fair value of the options granted during the nine months ended September 30, 2021 was $594,401.

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

For the three months ended September 30, 2021 and 2020, stock-based compensation expense associated with stock options granted amounted to $188,859 and $739,362, respectively, of which, $134,833 and $605,555 was recorded as compensation and related benefits, $37,596 and $110,970 was recorded as professional fees, and $16,430 and $22,837 was recorded as research and development expenses, respectively.

For the nine months ended September 30, 2021 and 2020, stock-based compensation expense associated with stock options granted amounted to $586,573 and $2,251,312, respectively, of which, $410,732 and $1,975,245 was recorded as compensation and related benefits, $120,584 and $240,162 was recorded as professional fees, and $55,257 and $35,905 was recorded as research and development expenses, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – EQUITY (continued)

Options (continued)

A summary of the status of the Company’s nonvested stock options granted as of September 30, 2021 and changes during the nine months ended September 30, 2021 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2021	218,334	$1.18
Granted	660,000	1.10
Vested	(651,668)	(1.13)
Nonvested at September 30, 2021	226,666	$1.09

NOTE 10 – STATUTORY RESERVE

Avalon Shanghai and Beijing Genexosome operate in the PRC, are required to reserve 10% of their net profit after income tax, as determined in accordance with the PRC accounting rules and regulations. Appropriation to the statutory reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to shareholders. The appropriation is required until the statutory reserve reaches 50% of the registered capital. This statutory reserve is not distributable in the form of cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai and Beijing Genexosome during the nine months ended September 30, 2021 and 2020 as they incurred net losses in these periods.

NOTE 11 – RESTRICTED NET ASSETS

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

The Company’s PRC subsidiaries’ net assets as of September 30, 2021 and December 31, 2020 did not exceed 25% of the Company’s consolidated net assets. Accordingly, the Parent Company’s condensed consolidated financial statements have not been required in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2021	2020	2021	2020
A (Hebei Daopei, a related party)	27%	*	12%	*
B	28%	28%	29%	29%
C	12%	18%	16%	18%
D	*	14%	11%	14%

*	Less than 10%

One customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at September 30, 2021, accounted for 71.2% of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at September 30, 2021.

Two customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at December 31, 2020, accounted for 78.3% of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at December 31, 2020.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three and nine months ended September 30, 2021 and 2020.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at September 30, 2021, accounted for 100.0% of the Company’s total outstanding accounts payable at September 30, 2021.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2020, accounted for 93.6% of the Company’s total outstanding accounts payable at December 31, 2020.

NOTE 13 – SEGMENT INFORMATION

For the three and nine months ended September 30, 2020, the Company operated in three reportable business segments - (1) the real property operating segment, (2) the medical related consulting services segment, and (3) the performing development services for hospitals and other customers and sales of developed products to hospitals and other customers segment.

Due to the winding down of the development services and sales of developed products segment in 2020, the Company no longer has any material revenues or expenses in this segment. As a result, commencing from the first quarter of 2021, the Company’s chief operating decision maker no longer reviews development services and sales of developed products operating results.

For the three and nine months ended September 30, 2021, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three and nine months ended September 30, 2021 and 2020 was as follows:

NOTE 13 – SEGMENT INFORMATION (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Real property operations	$355,459	$324,982	$925,465	$923,205
Medical related consulting services	131,305	-	131,305	-
Total	486,764	324,982	1,056,770	923,205
Costs and expenses
Real property operations	215,622	135,821	637,663	663,086
Medical related consulting services	102,442	-	102,442	-
Total	318,064	135,821	740,105	663,086
Gross profit
Real property operations	139,837	189,161	287,802	260,119
Medical related consulting services	28,863	-	28,863	-
Total	168,700	189,161	316,665	260,119
Other operating expenses
Real property operations	76,422	77,852	256,675	291,886
Medical related consulting services	32,239	160,557	361,067	491,683
Development services and sales of developed products	-	28,002	-	94,241
Corporate/Other	2,025,010	3,113,308	6,269,762	8,797,886
Total	2,133,671	3,379,719	6,887,504	9,675,696
Other (expense) income
Interest expense
Corporate/Other	(50,248)	(41,531)	(141,528)	(126,169)
Total	(50,248)	(41,531)	(141,528)	(126,169)
Other income (expense)
Real property operations	3	4	111	(927)
Medical related consulting services	(14,173)	(20,095)	(49,162)	(36,673)
Development services and sales of developed products	-	221	-	224
Corporate/Other	5,170	-	5,171	-
Total	(9,000)	(19,870)	(43,880)	(37,376)
Total other expense, net	(59,248)	(61,401)	(185,408)	(163,545)
Net income (loss)
Real property operations	63,418	111,313	31,238	(32,694)
Medical related consulting services	(17,549)	(180,652)	(381,366)	(528,356)
Development services and sales of developed products	-	(27,781)	-	(94,017)
Corporate/Other	(2,070,088)	(3,154,839)	(6,406,119)	(8,924,055)
Total	$(2,024,219)	$(3,251,959)	$(6,756,247)	$(9,579,122)

Identifiable long-lived tangible assets at September 30, 2021 and December 31, 2020	September 30, 2021	December 31, 2020
Real property operations	$7,580,270	$7,697,473
Medical related consulting services	951	223,459
Development services and sales of developed products	-	243,869
Corporate/Other	389,584	-
Total	$7,970,805	$8,164,801

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – SEGMENT INFORMATION (continued)

Identifiable long-lived tangible assets at September 30, 2021 and December 31, 2020	September 30, 2021	December 31, 2020
United States	$7,632,088	$7,764,947
China	338,717	399,854
Total	$7,970,805	$8,164,801

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Operating Leases Commitment

The Company is a party to leases for office space. Rent expense under all operating leases amounted to approximately $108,000 and $117,000 for the nine months ended September 30, 2021 and 2020, respectively.

Supplemental cash flow information related to leases for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$94,456	$48,000
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$133,473	$201,028

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – COMMITMENTS AND CONTINCENGIES (continued)

Operating Leases Commitment (continued)

The following table summarizes the lease term and discount rate for the Company’s operating lease as of September 30, 2021:

Operating Lease
Weighted average remaining lease term (in years)	1.33
Weighted average discount rate	4.88%

The following table summarizes the maturity of lease liabilities under operating lease as of September 30, 2021:

For the Twelve-month Period Ending September 30:	Operating Lease
2022	$153,949
2023	41,316
2024 and thereafter	-
Total lease payments	195,265
Amount of lease payments representing interest	(5,459)
Total present value of operating lease liabilities	$189,806

Current portion	$148,749
Long-term portion	41,057
Total	$189,806

Equity Investment Commitment

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within five years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.2 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.6 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of September 30, 2021, Avalon Shanghai has contributed RMB 4,760,000 (approximately $0.7 million) that was included in equity method investment on the accompanying condensed consolidated balance sheets. The Company intends to use its present working capital together with borrowings from related party and equity raises to fund the project cost.

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
(Unaudited)

NOTE 14 – COMMITMENTS AND CONTINCENGIES (continued)

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

As of September 30, 2021, Avactis has paid the $900,000 to Arbele as research and development fee.

Under AVAR Agreement, Arbele shall be responsible for the following:

●	Entering into a License Agreement with AVAR; and

●	Providing AVAR with research and development expertise pertaining to clinical laboratory medicine when hired by AVAR.

As of September 30, 2021, License Agreement has not been finalized.

Line of Credit Agreement

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), a significant shareholder and director of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of September 30, 2021, $3,963,189 was outstanding under the Line of Credit.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS

Acquisition and Equity Financing

On June 13, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”), by and among the Company, Lonlon Biotech Ltd., a company incorporated in the British Virgin Islands (“BVI”) (“Sen Lang BVI”), the holders of the share capital of Sen Lang BVI (the “Sen Lang BVI Shareholders”), the ultimate beneficial owners of the Sen Lang BVI Shareholders (the “Sen Lang BVI Beneficial Shareholders” and, together with the Sen Lang BVI Shareholders, the “Sen Lang BVI Owners”) and a representative of the Sen Lang BVI Owners (the “Sen Lang BVI Representative”). Pursuant to the Purchase Agreement, subject to the satisfaction of the conditions to closing therein, including approval by the Avalon stockholders pursuant to the rules of the Nasdaq Stock Market (“Nasdaq”), the Company agreed to purchase (the “Acquisition”) all of the issued and outstanding share capital of Sen Lang BVI (the “Sen Lang BVI Shares”).

Sen Lang BVI, through a “variable interest entity” structure (“VIE Structure”) of contractual rights held by its wholly-owned subsidiary Beijing Langlang Runfeng Biotechnology Co., Ltd., a wholly foreign owned enterprise with limited liability organized and existing under the laws of the People’s Republic of China (the “PRC Subsidiary”), has full economic benefit and management control over, and is consolidated for accounting purposes with, Senlang Biotechnology Co. Ltd., a PRC domestic company with limited liability organized and existing under the laws of the PRC (the “OpCo” or “SenlangBio”). SenlangBio is mainly engaged in the business of research and development in relation to CAR-T cell therapy, immune cell therapy and related drug development. SenlangBio is owned 100% by certain of the Sen Lang BVI Beneficial Shareholders. A wholly-owned subsidiary of SenlangBio, Shijiazhuang Senlang Medical Laboratory Co., Ltd., a company with limited liability organized and existing under the laws of the PRC (“SenlangBio Clinical Laboratory”) is engaged in the business of testing of immunology, serology and molecular genetics specialties for patients, including hematology-tumor diagnostics and testing prior to clinical trials for cell therapy.

The purchase price being paid by the Company to the Sen Lang BVI Shareholders under the Purchase Agreement for the Sen Lang BVI Shares is an aggregate of 81 million shares (the “Acquisition Shares”) of the common stock of the Company (the “Avalon Common Stock”). Ten percent (10%), or 8.1 million, of such shares will be held in escrow for 12 months following the closing to satisfy any indemnification obligations of the Sen Lang BVI Shareholders under the Share Purchase Agreement. In addition, at the closing of the Acquisition, it is expected that Dr. Jianqiang Li, scientific founder and CSO of SenlangBio, will join the board of the Company, and Dr. Li will also be appointed as Chief Technology Officer of the Company. The Acquisition Shares will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, will be restricted securities under Rule 144 under the Securities Act for six months or longer after the closing of the Acquisition, subject to “affiliate” status with the Company under the Securities Act.

In connection with the Acquisition, on June 13, 2021, an institutional investor (the “Investor”) entered into an agreement, as amended on June 24, 2021, with SenlangBio related to the purchase of registered capital of SenlangBio (the “OpCo Capital Increase Agreement”) pursuant to which the Investor will acquire an aggregate of up to 13.5% of the equity ownership of SenlangBio for an aggregate purchase price (the “Subscription Amount) of approximately US$30,000,000 (represented by an actual investment of RMB200,000,000) (the “Equity Financing”), which funds will be invested in SenlangBio in three equal installments of approximately US$10,000,000, at a fixed price, the first to be upon the closing of the Acquisition, the second to be within three months after the closing and the third to be within six months after the closing. In addition, pursuant to a Securities Exchange Agreement, as amended on June 24, 2021 (the “Exchange Agreement”), by and among the Company, Sen Lang BVI, SenlangBio and the Investor, dated June 13, 2021, the Investor shall have the right, exercisable between the six-month and five year-anniversaries of the respective initial closing and installment closings, to elect to exchange, from time to time, all or part of its then-owned equity ownership of SenlangBio for shares (the “Exchange Shares”) of Avalon Common Stock at a fixed exchange price of US$1.21 per share of Avalon Common Stock, which was the market price of the Avalon Common Stock as of the date of the Exchange Agreement under Nasdaq rules. In addition, the Exchange Agreement provides that the Investor may only exchange up to 10% of its total investment amount in any 30 day period.

Common Shares Issued for Services

In October 2021, the Company issued 200,000 shares of its common stock to a consultant for services rendered. These shares were valued at $188,000, the fair market value on the grant date using the reported closing share price on the date of grant.

Common Shares Sold for Cash

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent (“Jefferies”). From October 1, 2021 to November 15, 2021, Jefferies sold an aggregate of 268,561 shares of common stock at an average price of $1.06 per share to investors. The Company received net cash proceeds of $276,022, net of commission paid to sales agent of $8,537.

Line of Credit

As of November 4, 2021, the Company drew down an additional aggregate of $1,000,000 from its credit facility under that certain credit line agreement with Wenzhao “Daniel” Lu (the “Lender”), a significant shareholder and director of the Company, which provides the Company with a $20 million line of credit (together with related documentation, the “Line of Credit”). The draw down aggregating $1,000,000 is intended to provide working capital for the Company to use on a temporary basis for certain obligations in connection with the Company’s business. As a result of these draw downs, the Company has approximately $15.3 million remaining available under the Line of Credit.  This draw down increased the total principal amount outstanding under the Line of Credit to $4.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 30, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Avalon achieves and fosters seamless integration of unique verticals to bridge and accelerate innovative research, bio-process development, clinical programs and product commercialization. Avalon’s upstream innovative research includes:

●	Development of Avalon Clinical-grade Tissue-specific Exosome (“ACTEX™”).

●	Novel therapeutic and diagnostic targets development utilizing QTY-code protein design technology with Massachusetts Institute of Technology (MIT) including using the QTY code protein design technology for development of a hemofiltration device to treat Cytokine Storm.

●	Strategic partnership with the University of Natural Resources and Life Sciences (BOKU) in Vienna, Austria to develop an S-layer based mucosal vaccine that can be administered by an intranasal or oral route against SARS-CoV-2, the novel coronavirus that causes COVID-19 disease, and other respiratory infections.

Avalon’s midstream bio-processing and bio-production facility is located in Nanjing, China with state-of-the-art, automated GMP and QC/QA infrastructure for standardized bio-manufacturing of clinical-grade cellular products involved in our clinical programs in immune effector cell therapy, regenerative therapeutics, as well as bio-banking. As a result of the COVID pandemic, the operation of this facility has not been at full capacity. However, the Company expects to slowly increase operations in the near future.

Avalon’s downstream medical team and facility consists of top-rated affiliated hospital network and experts specialized in hematology, oncology, cellular immunotherapy, hematopoietic stem/progenitor cell transplant, as well as regenerative therapeutics. Our major clinical programs include:

●	AVA-001: Avalon has initiated its first-in-human clinical trial of CD19 CAR-T candidate, AVA-001 in August 2019 at the Hebei Yanda Lu Daopei Hospital and Beijing Lu Daopei Hospital in China (the world’s single largest CAR-T treatment network with over 600 patients being treated with CAR-T) for the indication of relapsed/refractory B-cell acute lymphoblastic leukemia and non-Hodgkin Lymphoma. The AVA-001 candidate (co-developed with China Immunotech Co. Ltd) is characterized by the utilization of 4-1BB (CD137) co-stimulatory signaling pathway, conferring a strong anti-cancer activity during pre-clinical study. It also features a shorter bio-manufacturing time which leads to the advantage of prompt treatment to patients where timing is important related hematologic malignancies. Avalon has successfully completed the first-in-human clinical trial of its AVA-001 anti-CD19 CAR-T cell therapy as a bridge to allogeneic bone marrow transplantation for patients with relapsed/refractory B-cell acute lymphoblastic leukemia at the Lu Daopei Hospital (registered clinical trial number NCT03952923) with excellent efficacy (90% complete remission rate) and minimal adverse side effects. Avalon is currently expanding the patient recruitment for AVA-001 to include relapsed/refractory non-Hodgkin lymphoma patients.

●	ACTEX™: Stem cell-derived Avalon Clinical-grade Tissue-specific Exosomes (ACTEX™) is one of the core technology platforms that has been co-developed by Avalon GloboCare and Dr. Yen-Michael Hsu at University of Pittsburgh Medical Center (UPMC). The Company formed a strategic partnership with HydroPeptide, LLC, a leading epigenetics skin care company, to engage in co-development and commercialization of a series of clinical-grade, exosome-based cosmeceutical and orthopedic products.

●	FLASH-CAR™ / AVA-011: The Company advanced its next generation immune cell therapy using mRNA-based, non-viral FLASH-CAR™ technology co-developed with the Company’s strategic partner Arbele Limited. The adaptable FLASH-CAR™ platform can be used to create personalized cell therapy from a patient’s own cells, as well as off-the-shelf cell therapy from a universal donor. Our leading candidate, AVA-011, is currently at process development stage to generate clinical-grade cell-therapy products for subsequent clinical studies.

●	AVA-Trap™: Avalon’s AVA-Trap™ therapeutic program plans to enter animal model testing followed by expedited clinical studies with the goal of providing an effective therapeutic option to combat COVID-19 and other life-threatening conditions involving cytokine storms. The Company initiated a sponsored research and co-development project with Massachusetts Institute of Technology (MIT) led by Professor Shuguang Zhang as Principal Investigator in May 2019. Using the unique QTY code protein design platform, six water-soluble variant cytokine receptors have been successfully designed and tested to show binding affinity to the respective cytokines.

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

In addition, the Company owns commercial real estate that houses its headquarters in Freehold, New Jersey and provides outsourced and customized international healthcare services to the rapidly changing health care industry primarily focused in the People’s Republic of China. These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had working capital deficit of $3,277,946 as of September 30, 2021 and has incurred recurring net loss and generated negative cash flow from operating activities of $6,756,247 and $3,307,520 for the nine months ended September 30, 2021, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

Revenues

For the three months ended September 30, 2021, we had real property rental revenue of $355,459, as compared to $324,982 for the three months ended September 30, 2020, an increase of $30,477, or 9.4%. For the nine months ended September 30, 2021, we had real property rental revenue of $925,465, as compared to $923,205 for the nine months ended September 30, 2020, an increase of $2,260, or 0.2%. The increase was primarily attributable to the increase of tenants in 2021. We expect that our revenue from real property rent will remain in its current quarterly level with minimal increase in the near future.

For the three and nine months ended September 30, 2021, we had medical related consulting services revenue from related party of $131,305. For the three and nine months ended September 30, 2020, we did not have any medical related consulting services revenue since there was no demand for our consulting service from our related parties and there was no order for our medical related consulting services from third party in these periods. We expect that our revenue from medical related consulting services will increase in the near future.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended September 30, 2021, our real property operating expenses amounted to $215,622, as compared to $135,821 for the three months ended September 30, 2020, an increase of $79,801, or 58.8%. The increase was mainly due to an increase in repairs and maintenance fees of approximately $16,000, an increase in janitorial supplies of approximately $3,000, an increase in utilities of approximately $8,000, and an increase in other miscellaneous items of approximately $52,000. For the nine months ended September 30, 2021, our real property operating expenses amounted to $637,663, as compared to $663,086 for the nine months ended September 30, 2020, a decrease of $25,423, or 3.8%. The decrease was mainly due to a decrease in air conditioner maintenance fees of approximately $3,000, a decrease in janitorial supplies of approximately $4,000, and a decrease in other miscellaneous items of approximately $18,000.

Costs of medical related consulting services include the cost of labor and related benefits, travel expenses related to medical related consulting services, and other overhead costs.

For the three and nine months ended September 30, 2021, costs of medical related consulting services amounted to $102,442. There were no comparative revenue and related costs of revenue from our medical related consulting services for the three and nine months ended September 30, 2020 since there was no demand for our consulting service from our related parties and there was no order for our medical related consulting services from third party in these periods.

Real Property Operating Income

Our real property operating income for the three months ended September 30, 2021 was $139,837, representing a decrease of $49,324, or 26.1%, as compared to $189,161 for the three months ended September 30, 2020. The decrease was mainly attributable to the increase in real property operating expenses as described above. Our real property operating income for the nine months ended September 30, 2021 was $287,802, representing an increase of $27,683, or 10.6%, as compared to $260,119 for the nine months ended September 30, 2020. The increase was mainly attributable to the decrease in real property operating expenses as described above. We expect our real property operating income will remain in its current quarterly level with minimal increase in the near future.

Gross Profit from Medical Related Consulting Services and Gross Margin

Our gross profit from medical related consulting services for the three and nine months ended September 30, 2021 was $28,863, with a gross margin of 22.0%. We did not generate any gross profit from medical related consulting services in the three and nine months ended September 30, 2020. We estimate that our gross margin from medical related consulting services segment will remain at its current level.

Other Operating Expenses

For the three and nine months ended September 30, 2021 and 2020, other operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Professional fees	$1,221,952	$1,753,182	$3,960,209	$4,868,530
Compensation and related benefits	434,602	1,058,570	1,544,437	3,241,090
Research and development	224,072	238,432	676,053	674,935
Directors and officers liability insurance premium	101,499	78,862	263,781	194,887
Travel and entertainment	48,646	32,735	120,865	137,548
Rent and related utilities	18,487	23,015	59,775	68,292
Advertising expenses	27,833	102,472	44,156	216,317
Other general and administrative	56,580	92,451	218,228	274,097
	$2,133,671	$3,379,719	$6,887,504	$9,675,696

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to being a public company. For the three months ended September 30, 2021, professional fees decreased by $531,230, or 30.3%, as compared to the three months ended September 30, 2020. The decrease was primarily attributable to a decrease in consulting fees of approximately $738,000 mainly due to the decrease in use of consulting service providers, and a decrease in investor relations service fees of approximately $183,000 mainly due to the decrease in use of investor relations service providers, offset by an increase in legal service fees of approximately $316,000 mainly due to increased legal service related to our potential acquisition, and an increase in other miscellaneous items of approximately $74,000. For the nine months ended September 30, 2021, professional fees decreased by $908,321, or 18.7%, as compared to the nine months ended September 30, 2020. The decrease was primarily attributable to a decrease in consulting fees of approximately $1,160,000 mainly due to the decrease in use of consulting service providers, a decrease in investor relations service fees of approximately $479,000 mainly due to the decrease in use of investor relations service providers, and a decrease in other miscellaneous items of approximately $63,000, offset by an increase in legal service fees of approximately $613,000 mainly due to increased legal service related to our potential acquisition, and an increase in valuation fee for our potential acquisition of $180,000. We expect that our professional fees will remain in its current quarterly level with minimal decrease in the near future.

●	For the three months ended September 30, 2021, compensation and related benefits decreased by $623,968, or 58.9%, as compared to the three months ended September 30, 2020. The significant decrease was primarily attributable to a decrease in stock-based compensation of approximately $520,000 which reflected the value of options granted and vested to our management, and a decrease in management’s compensation and related benefits of approximately $104,000. For the nine months ended September 30, 2021, compensation and related benefits decreased by $1,696,653, or 52.3%, as compared to the nine months ended September 30, 2020. The significant decrease was primarily attributable to a decrease in stock-based compensation of approximately $1,614,000 which reflected the value of options granted and vested to our management, and a decrease in management’s compensation and related benefits of approximately $83,000. We expect that our compensation and related benefits will remain in its current quarterly level with minimal increase in the near future.

●	For the three months ended September 30, 2021, research and development expenses decreased by $14,360, or 6.0%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, research and development expenses increased by $1,118, or 0.2%, as compared to the nine months ended September 30, 2020. We expect that our research and development expenses will remain in its current quarterly level with minimal increase in the near future.

●	For the three months ended September 30, 2021, Directors and Officers Liability Insurance premium increased by $22,637, or 28.7%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, Directors and Officers Liability Insurance premium increased by $68,894, or 35.4%, as compared to the nine months ended September 30, 2020. The increase was mainly due to different insurance provider with different premium.

●	For the three months ended September 30, 2021, travel and entertainment expense increased by $15,911, or 48.6%, as compared to the three months ended September 30, 2020. The increase was primarily due to the increased business travel activities in the third quarter of 2021. For the nine months ended September 30, 2021, travel and entertainment expense decreased by $16,683, or 12.1%, as compared to the nine months ended September 30, 2020. The decrease was mainly due to decreased business travel activities and decreased entertainment expenditure resulting from COVID-19.

●	For the three months ended September 30, 2021, rent and related utilities expenses decreased by $4,528, or 19.7%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, rent and related utilities expenses decreased by $8,517, or 12.5%, as compared to the nine months ended September 30, 2020. The decrease was mainly attributable to the decreased monthly rent in Avalon Shanghai’s office.

●	For the three months ended September 30, 2021, advertising expenses decreased by $74,639 or 72.8% as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, advertising expenses decreased by $172,161 or 79.6% as compared to the nine months ended September 30, 2020. The significant decrease was primarily due to reduced advertising activities incurred as a result of stricter control on corporation spending. We expect that our advertising expenses will increase in the near future.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, office supplies, and other miscellaneous items. For the three months ended September 30, 2021, other general and administrative expenses decreased by $35,871, or 38.8%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, other general and administrative expenses decreased by $55,869, or 20.4%, as compared to the nine months ended September 30, 2020. The decrease resulted from our efforts at stricter controls on corporate expenditure.

Loss from Operations

As a result of the foregoing, for the three months ended September 30, 2021, loss from operations amounted to $1,964,971, as compared to $3,190,558 for the three months ended September 30, 2020, a decrease of $1,225,587, or 38.4%.

As a result of the foregoing, for nine months ended September 30, 2021, loss from operations amounted to $6,570,839, as compared to $9,415,577 for the nine months ended September 30, 2020, a decrease of $2,844,738, or 30.2%.

Other Income (Expense)

Other income (expense) mainly includes interest expense and loss from equity method investment.

Other expense, net, totaled $59,248 for the three months ended September 30, 2021, as compared to $61,401 for the three months ended September 30, 2020, a decrease of $2,153, or 3.5%, which was primarily attributable to a decrease in other miscellaneous expense of approximately $10,000, and a decrease in loss from equity method investment of approximately $1,000, offset by an increase in interest expense of approximately $9,000.

Other expense, net, totaled $185,408 for the nine months ended September 30, 2021, as compared to $163,545 for the nine months ended September 30, 2020, an increase of $21,863, or 13.4%, which was primarily attributable to an increase in interest expense of approximately $15,000, and an increase in loss from equity method investment of approximately $13,000, offset by a decrease in other miscellaneous expense of approximately $6,000.

Income Taxes

We did not have any income taxes expense for the three and nine months ended September 30, 2021 and 2020 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $2,024,219 for the three months ended September 30, 2021, as compared to $3,251,959 for the three months ended September 30, 2020, a decrease of $1,227,740 or 37.8%.

As a result of the factors described above, our net loss was $6,756,247 for the nine months ended September 30, 2021, as compared to $9,579,122 for the nine months ended September 30, 2020, a decrease of $2,822,875 or 29.5%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $2,024,219 or $0.02 per share (basic and diluted) for the three months ended September 30, 2021, as compared with $3,251,959, or $0.04 per share (basic and diluted) for the three months ended September 30, 2020, a change of $1,227,740 or 37.8%.

The net loss attributable to Avalon GloboCare Corp. common shareholders was $6,756,247 or $0.08 per share (basic and diluted) for the nine months ended September 30, 2021, as compared with $9,579,122, or $0.12 per share (basic and diluted) for the nine months ended September 30, 2020, a change of $2,822,875 or 29.5%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Genexosome, Avactis, and Exosome, is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing Genexosome is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,285 and $39,698 for the three months ended September 30, 2021 and 2020, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $13,349 and $20,941 for the nine months ended September 30, 2021 and 2020, respectively. This non-cash gain had the effect of decreasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $2,022,934 and $3,212,261 for the three months ended September 30, 2021 and 2020, respectively. As a result of our foreign currency translation adjustment, we had comprehensive loss of $6,742,898 and $9,558,181 for the nine months ended September 30, 2021 and 2020, respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2021 and December 31, 2020, we had cash balance of approximately $532,000 and $727,000, respectively. These funds are kept in financial institutions located as follows:

Country:	September 30, 2021		December 31, 2020
United States	$428,984	80.6%	$559,711	77.0%
China	103,267	19.4%	166,866	23.0%
Total cash	$532,251	100.0%	$726,577	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2020 to September 30, 2021:

	September 30,	December 31,	Changes in
	2021	2020	Amount	Percentage
Working capital deficit:
Total current assets	$1,257,931	$1,286,337	$(28,406)	(2.2)%
Total current liabilities	4,535,877	2,592,393	1,943,484	75.0%
Working capital deficit	$(3,277,946)	$(1,306,056)	$(1,971,890)	151.0%

Our working capital deficit increased by $1,971,890 to $3,277,946 at September 30, 2021 from $1,306,056 at December 31, 2020. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $194,000, an increase in accrued professional fees of approximately $994,000, mainly due to an increase in professional services providers, an increase in accrued research and development fees of approximately $227,000, an increase in accrued payroll liability and directors’ compensation of approximately $147,000, an increase in accrued liabilities and other payables – related parties of approximately $142,000, and an increase in note payable – related party of $390,000, offset by an increase in prepaid professional fees of approximately $256,000.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flows for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following summarizes the key components of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(3,307,520)	$(6,185,198)
Net cash used in investing activities	(67,960)	(28,594)
Net cash provided by financing activities	3,178,336	6,841,783
Effect of exchange rate on cash	2,818	2,628
Net (decrease) increase in cash	$(194,326)	$630,619

Net cash flow used in operating activities for the nine months ended September 30, 2021 was $3,307,520, which primarily reflected our consolidated net loss of approximately $6,756,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in operating lease obligation of approximately $87,000, offset by an increase accrued liabilities and other payables of approximately $1,436,000, and an increase in accrued liabilities and other payables – related parties of approximately $142,000, and the non-cash items adjustment primarily consisting of depreciation of approximately $227,000, amortization of right-of-use asset of approximately $93,000, and stock-based compensation and service expense of approximately $1,621,000.

Net cash flow used in operating activities for the nine months ended September 30, 2020 was $6,185,198, which primarily reflected our consolidated net loss of approximately $9,579,000, and the changes in operating assets and liabilities, primarily consisting of an increase in rent receivable of approximately $94,000, an increase in prepaid expenses and other current assets of approximately $353,000, a decrease in accrued liabilities and other payables of approximately $680,000, offset by a decrease in accounts receivable – related party of approximately $214,000, an increase in accrued liabilities and other payables – related parties of approximately $75,000, and the non-cash items adjustment primarily consisting of depreciation of approximately $233,000, and stock-based compensation and service expense of approximately $3,965,000.

We expect our cash used in operating activities to increase due to the following:

●	the development and commercialization of new products;

●	an increase in professional staff and services; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities was $67,960 for the nine months ended September 30, 2021 as compared to $28,594 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we made payments for purchase of property and equipment of approximately $17,000 and for improvement of commercial real estate of approximately $10,000, and made additional investment in equity method investment of approximately $40,000. During the nine months ended September 30, 2020, we made additional investment in equity method investment of approximately $29,000.

Net cash flow provided by financing activities was $3,178,336 for the nine months ended September 30, 2021 as compared to $6,841,783 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we received proceeds from related party borrowings of approximately $763,000 and net proceeds from equity offering of approximately $2,415,000 (net of cash paid for commission and other offering costs of approximately $104,000). During the nine months ended September 30, 2020, we received proceeds from related party borrowings of $300,000 and net proceeds from equity offering of approximately $6,742,000 (net of cash paid for commission and other offering costs of approximately $492,000), offset by repayments made for note payable – related party of $200,000.

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

In the third quarter of 2019, we had secured a $20 million credit facility (Line of Credit) provided by our Chairman, Wenzhao Lu. The unsecured credit facility bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. The note is not convertible to equity. As of November 4, 2021, the Company drew down an additional aggregate of $1,000,000 from the Line of Credit. As a result of these draw downs, the Company has approximately $15.3 million remaining available under the Line of Credit.  This draw down increased the total principal amount outstanding under the Line of Credit to $4.7 million.

On December 13, 2019, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. As of April 6, 2020, the aggregate market value of our outstanding common stock held by non-affiliates, or public float, was $39,564,237, based on 23,691,160 shares of our outstanding common stock that were held by non-affiliates on such date and a price of $1.67 per share, which was the price at which our common stock was last sold on The Nasdaq Capital Market on February 19, 2020 (a date within 60 days of the date hereof), calculated in accordance with General Instruction I.B.6 of Form S-3. We have not offered any securities pursuant to General Instruction I.B.6 of Form S-3 in the 12 calendar months preceding the date of this prospectus supplement. We filed a prospectus supplement to amend and supplement the information in our prospectus and original prospectus supplement based on the amount of securities that we are eligible to sell under General Instruction I.B.6 of Form S-3. After giving effect to the $13,000,000 offering limit imposed by General Instruction I.B.6 of Form S-3, we may offer and sell additional shares of our common stock having an aggregate offering price of up to $13,000,000 from time to time through Jefferies acting as our sales agent in accordance with the terms of the sales agreement. As of September 30, 2021, we sold a total of 5,936,044 shares of our common stock through Jefferies with an aggregate offering price of $9,596,542 and we have approximately $5.4 million offering price remaining available under the Sales Agreement.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2021, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating lease commitment	$206,032	$162,024	$44,008	$-	$-
Acquisition consideration	100,000	100,000	-	-	-
Borrowings from related party (principal)	4,353,189	390,000	3,963,189	-	-
Accrued interest – related party	309,484	309,484	-	-	-
Epicon equity investment obligation	812,832	270,944	541,888	-	-
AVAR joint venture commitment	10,775,603	775,603	5,000,000	5,000,000	-
Total	$16,557,140	$2,008,055	$9,549,085	$5,000,000	$-

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended September 30, 2021 and 2020, we had an unrealized foreign currency translation gain of approximately $1,000 and $40,000, respectively, because of changes in the exchange rate. For the nine months ended September 30, 2021 and 2020, we had an unrealized foreign currency translation gain of approximately $13,000 and $21,000, respectively, because of changes in the exchange rate.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2021, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of September 30, 2021 due to the significant deficiencies which aggregate to a material weakness and was previously reported in our Form 10-K Annual Report for the year ended December 31, 2020 (“2020 10-K”), that have not yet been remediated.

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

Risks Related to the VIE Structure and SenlangBio being a PRC Domestic Entity

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules, and regulations in general, as well as the actions taken by PRC regulatory authorities.

SenlangBio’s operations are conducted in the PRC, and are governed by PRC laws, rules, and regulations. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. Recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to a significant degree of interpretation by PRC regulatory agencies and courts. Because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the non-precedential nature of these decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. Therefore, if the applicable regulations change or are interpreted differently, it is possible that SenlangBio’s existing operations or the contractual arrangements constituting part of the VIE structure are not in full compliance with relevant laws and regulations. Avalon’s operating results may be significantly impacted and its shares may decline in value or become worthless if Avalon is unable to assert its contractual control rights over the assets of its PRC subsidiaries that conduct a significant portion of its operations. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, SenlangBio or Avalon may not be aware of any violation of these policies and rules until after the occurrence of the violation. Overall, the significant uncertainties in the regulatory environment in China imposes significant risks on VIE and other contractual arrangements.

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and the diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings. These uncertainties may impede Avalon’s ability to enforce contracts, including the VIE Agreements, and could materially and adversely affect Avalon’s business, financial condition, and results of operations. Moreover, since the PRC administrative authorities have significant discretion in interpreting and implementing statutory and contractual terms, they may materially intervene with or influence Avalon’s or SenlangBio’s operations at any time, which could result in a material change in the value of Avalon’s common stock.

In addition, the PRC government has recently announced its plans to enhance its regulatory oversight of Chinese companies listing overseas. The Opinions on Intensifying Crack Down on Illegal Securities Activities issued on July 6, 2021, called for extraterritorial application of China’s securities laws. As the Opinions on Intensifying Crack Down on Illegal Securities Activities were recently issued, there are great uncertainties with respect to the interpretation and implementation thereof. The Chinese government may promulgate relevant laws, internal rules and regulations that may impose additional and significant obligations and liabilities on overseas listed Chinese companies regarding data security, cross-border data flow, and compliance with China’s securities laws. These laws and regulations can be complex and stringent, and many are subject to change and uncertain interpretation, which could result in claims, change to our data and other business practices, regulatory investigations, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise affect our business. Currently, Avalon believes that it is unlikely to be directly subject to the above-mentioned securities laws because Avalon is a U.S. domiciled and listed corporation. However, any action taken by PRC regulatory authorities under such laws and regulations could change this and could cause the value of such securities to significantly decline or be worthless.

The business of SenlangBio may fall into the prohibited foreign investment category under currently effective PRC laws.

On March 15, 2019, the National People’s Congress (“NPC”) promulgated the Foreign Investment Law, which took effect on January 1, 2020, and replaced three existing laws regulating foreign investment in China, namely, the PRC Equity Joint Venture Law, the PRC Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law grants foreign invested entities the same treatment as PRC domestic entities, except for those foreign invested entities that operate in industries deemed to be either “restricted” or “prohibited” in the “negative list” published by the State Council. Sen Lang BVI is a BVI company, and the PRC Subsidiary is currently considered to be a foreign invested entity.

The latest version of the “negative list,” namely, the Special Management Measures (Negative List) for the Access of Foreign Investment (2020), which became effective on July 23, 2020, provides that foreign investment is prohibited in the development and application of human stem cells, genetic diagnosis, and treatment technology. However, the PRC laws do not clarify the meaning of “development and application of human stem cells, genetic diagnosis and treatment technology” and do not explain whether transactions involving a VIE Structure should be considered as “investment” in the context of the prohibition of foreign investment. SenlangBio’s main business is conducting R&D and clinical transformation of immunotherapy cell therapy, which involves modifying the patient’s T-Cells genetically. Despite the foregoing lack of clarity, the applicable rules could be interpreted in a way unfavorable to the business of SenlangBio. In the context of law enforcement, if the competent PRC authorities and courts interpret “development and application of human stem cells, genetic diagnosis and treatment technology” broadly, the modification of T-Cells genetically could be considered as falling into the prohibited foreign investment category.

Although Avalon believes that no approvals or permissions are required under current applicable PRC laws and regulations for Avalon to complete the Acquisition, if SenlangBio’s CAR-T cell therapies or other technologies that are being researched and developed are deemed by relevant PRC regulatory agencies as falling into the category of “human stem cells, genetic diagnosis and treatment technology,” and if the VIE Structure is considered as “investment” in the context of the prohibition of foreign investment, SenlangBio would be prohibited from engaging in the research or development of such technologies. In that event, Avalon and the Sen Lang BVI Beneficial Shareholders would have to restructure Avalon’s control over SenlangBio. SenlangBio may also have to forfeit its income derived from the research and development of such technologies. Any of these occurrences may harm Avalon’s and SenlangBio’s business, prospects, financial condition, and results of operations significantly.

Avalon intends to receive dividends and other distributions from SenlangBio through the VIE Structure, and any limitation on the ability of SenlangBio or Sen Lang BVI or its subsidiaries to make payments to Avalon could have an adverse effect on Avalon’s ability to conduct its business.

Avalon intents to receive dividends and other distributions from SenlangBio through the VIE Structure. Current PRC regulations permit the PRC Subsidiary (the counter-party to the VIE Agreements with SenlangBio) to pay dividends up to Sen Lang BVI, the entity that will be acquired by Avalon in the Acquisition, only out of its accumulated after-tax profits upon satisfaction of relevant statutory conditions and procedures, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the PRC Subsidiary is required to set aside at least 10% of its after-tax profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of its registered capital. Additionally, the PRC tax authorities may require the PRC Subsidiary to adjust its taxable income under the contractual arrangements it currently has in place with SenlangBio in a manner that could materially and adversely affect the PRC Subsidiary’s ability to pay dividends and other distributions up to Avalon.

Sen Lang BVI may not be able to obtain certain benefits under relevant tax treaty on dividends paid by PRC Subsidiary through Senlang HK.

Sen Lang BVI is a holding company incorporated under the laws of the British Virgin Islands and as such intends to receive dividends and other distributions from the PRC Subsidiary through Senlang HK. Pursuant to the PRC Enterprise Income Tax Law, a withholding tax rate of 10% currently applies to dividends paid by a PRC resident enterprise to a foreign enterprise investor, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for preferential tax treatment. Pursuant to the Arrangement between the Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, such withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of the capital of a PRC enterprise and is the beneficial owner of the dividend income. Furthermore, the Announcement of State Taxation Administration on Promulgation of the Administrative Measures on Non-Resident Taxpayers Enjoying Treaty Benefits, issued on October 14, 2019 by the PRC State Taxation Administration, which became effective from January 1, 2020, requires non-resident enterprises to determine whether they are qualified to enjoy the preferential tax treatment under the tax treaties and make appropriate filings with the competent tax authorities. In addition, based on the Notice on Issues concerning Beneficial Owner in Tax Treaties, or Circular 9, issued on February 3, 2018 by the PRC State Taxation Administration, which became effective from April 1, 2018, when determining the applicant’s “beneficial owner” status regarding tax treatments in connection with dividends, interests or royalties in the tax treaties, several factors, including, without limitation, whether the applicant is obligated to pay more than 50% of the applicant’s income for twelve months to residents in a third country or region, whether the business operated by the applicant constitutes the actual business activities, and whether the counterparty country or region to the tax treaties does not levy any tax or grant tax exemption on relevant incomes or levy tax at an extremely low rate, will be taken into account, and it will be analyzed according to the actual circumstances of the specific cases. There are also other conditions for enjoying the reduced withholding tax rate according to other relevant tax rules and regulations. Therefore, Avalon currently believes that the PRC Subsidiary’s distribution of dividends to Senlang HK, if any, shall be subject to a withholding tax rate of 10%, unless the reduced rate of 5% under the tax treaty is applicable.

VIE contractual arrangements may be subject to scrutiny by the PRC tax authorities and they may determine that Avalon or its subsidiaries or SenlangBio owe additional taxes, which could negatively affect Avalon’s financial condition and the value of its stock.

Under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities within ten years after the taxable year when the transactions are conducted. The PRC enterprise income tax law requires every enterprise in China to submit its annual enterprise income tax return together with a report on transactions with its related parties to the relevant tax authorities. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with arm’s length principles. Avalon, its subsidiaries and SenlangBio may face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements were not entered into on an arm’s length basis.

Governmental control of currency conversion may limit Avalon’s ability to utilize its revenues effectively and affect the value of Investor’s investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, approval from or registration with appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, SAFE approval may need to be obtained to use cash generated from the operations of the PRC Subsidiary. Any failure to comply with applicable foreign exchange regulations may subject Avalon to administrative fines or, if serious, criminal penalties, which could materially and adversely affect the value of Avalon’s stock. Since 2016, the PRC government has tightened its foreign exchange policies again and stepped up scrutiny of major outbound capital movement. More restrictions and a substantial vetting process have been put in place by SAFE to regulate cross-border transactions falling under the capital account. The PRC government may also restrict access in the future to foreign currencies for current account transactions, at its discretion. Therefore, Avalon may not be able to obtain revenues effectively from SenlangBio through the VIE Structure under the existing PRC foreign exchange control system.

Substantial uncertainties exist with respect to the interpretation and implementation of the PRC Foreign Investment Law, its implementing rules, Foreign Investment Security Review Measures, other regulations and how they may impact the viability of the VIE structure, business, financial condition, and results of operations.

Sen Lang BVI, its PRC subsidiary, SenlangBio, and SenlangBio’s shareholders face uncertainty about potential future actions by the PRC government that could affect the enforceability of the VIE contractual arrangements between Sen Lang BVI’s PRC Subsidiary, SenlangBio and SenlangBio’s shareholders. The VIE structure has been adopted by many China-based companies to avoid restrictions on or prohibitions for foreign investment in many industries in China. The Ministry of Commerce (“MOFCOM”) published a discussion draft of the proposed Foreign Investment Law in January 2015, or the 2015 Draft Foreign Investment Law, according to which, variable interest entities that are controlled via contractual arrangements would be deemed as foreign-invested enterprises if they are ultimately “controlled” by foreign investors. Even though such language did not appear in the official Foreign Investment Law promulgated by the PRC State Council in 2019, there can be no assurance that the concept of “control” as reflected in the 2015 Draft of the Foreign Investment Law, will not be reintroduced, or that the VIE structure adopted by Sen Lang BVI will not be deemed as a method of foreign investment by other laws, regulations, and rules. In addition, as the 2019 Foreign Investment Law has a catch-all provision that broadly defines “foreign investments” as those made by foreign investors in China through methods as specified in laws, administrative regulations, or as stipulated by the PRC State Council, relevant government authorities may promulgate additional rules and regulations as to the interpretation and implementation of the 2019 Foreign Investment Law. Therefore, the use of a VIE Structure could be considered a violation of the applicable PRC laws.

Accordingly, there are substantial uncertainties as to whether the VIE Structure may be deemed as a method of foreign investment in a restricted industry in the future. If the VIE Structure were to be deemed as a method of foreign investment under any future laws, regulations and rules, and if any of SenlangBio’s business operations were to fall under the “negative list” for foreign investment, then the VIE Structure may be found to be in violation of any existing or future PRC laws, rules or regulations, and the relevant PRC regulatory authorities would have broad discretion to take action in dealing with these violations or failures, including revoking the business and operating licenses of SenlangBio, requiring it to discontinue or restrict its operations, restricting its right to collect revenue, requiring Avalon to restructure its operations as a whole or taking other regulatory or enforcement actions against Avalon and/or SenlangBio. The imposition of any of these measures could result in a material adverse effect on SenlangBio’s ability to conduct all or any portion of its business operations. In addition, it is unclear what impact the PRC government actions would have on Avalon and on its ability to consolidate the financial results of SenlangBio in Avalon’s consolidated financial statements, if the PRC government authorities were to find Avalon’s legal structure and contractual arrangements to be in violation of PRC laws, rules, and regulations. If the imposition of any of these government actions causes Avalon to lose its right to direct the activities of SenlangBio or otherwise separate from SenlangBio, and if Avalon is not able to restructure its ownership and operations structure in a satisfactory manner, Avalon would no longer be able to consolidate the financial results of SenlangBio in its consolidated financial statements. Any of these events would have a material adverse effect on Avalon’s business, financial condition, and results of operations.

Furthermore, on December 19, 2020, the National Development and Reform Commission and MOFCOM promulgated the Foreign Investment Security Review Measures, which took effect on January 18, 2021. There are great uncertainties with respect to its interpretation and implementation. Under the Foreign Investment Security Review Measures, investments in military, national defense-related areas or in locations in proximity to military facilities, or investments that would result in acquiring the actual control of assets in certain key sectors, such as critical agricultural products, energy and resources, equipment manufacturing, infrastructure, transport, cultural products and services, IT, Internet products and services, financial services and technology sectors, are required to be approved by designated governmental authorities in advance. Since SenlangBio’s main business is conducting R&D and clinical transformation of immunotherapy cell therapy, Avalon cannot rule out the possibility that investment in SenlangBio may be regarded as “investment in technology sectors,” which would require approval from governmental authorities. Moreover, because the term “investment through other means” is not clearly defined under the Foreign Investment Security Review Measures, Avalon cannot rule out the possibility that control through contractual arrangement may be regarded as a form of actual control and therefore require approval from the competent governmental authority.

The filing or change of the medical institution practice license of SenlangBio Clinical Laboratory may be affected by the VIE Structure.

As SenlangBio Clinical Laboratory is a medical institution under the PRC laws, its operation is subject to the PRC regulation of foreign investment in medical institution, which provides that a foreign investor can acquire 70% (to the highest extent) of the equity interests in a PRC medical institution. The relevant PRC laws also provide that the related government authority shall not approve any application of licenses/permits if the application is related to a company failing to comply with PRC foreign investment regulation. Therefore, if the competent PRC authority responsible for the registration of the medical institution practice license of SenlangBio Clinical Laboratory adopts a broad understanding of foreign investment rules that controlling via agreements can be deemed as a way of investment, the authority may disapprove SenlangBio Clinical Laboratory’s application in relation to its medical institution practice license, including any extension of such license. In the worst case, theoretically, the competent authorities may deem the VIE Agreements unenforceable because they are in violation of the PRC laws. In that event, SenlangBio Clinical Laboratory would not be qualified to conduct any business of testing of immunology, serology and molecular genetics specialties for patients, including hematology-tumor diagnostics and testing prior to clinical trials for cell therapy, which would result in the loss of the license and thereby the loss of income to SenlangBio from this business.

It may be difficult for overseas shareholders and/or regulators to conduct investigation or collect evidence within China.

Stockholder claims or regulatory investigation that are common in the United States generally are difficult to pursue as a matter of law or practicality in China. The SEC, U.S. Department of Justice, PCAOB and other authorities often have substantial difficulties in bringing and enforcing actions against non-U.S. companies and non-U.S. persons, including company directors and officers, in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigation initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC without first receiving approval from the China Securities Regulatory Commission, or the CSRC. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by Avalon’s stockholders in protecting their interests.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Shares Issued for Services

During the nine months ended September 30, 2021, the Company issued a total of 1,205,679 shares of its common stock for services rendered and to be rendered. These shares were valued at $1,319,487, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $784,800 for the nine months ended September 30, 2021 and reduced accrued liabilities of $276,032 and recorded prepaid expense of $258,655 as of September 30, 2021 which will be amortized over the rest of corresponding service periods.

In October 2021, the Company issued 200,000 shares of its common stock to a consultant for services rendered. These shares were valued at $188,000, the fair market value on the grant date using the reported closing share price on the date of grant.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Equity Offering

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company’s registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. From December 13, 2019 through November 15, 2021, Jefferies sold an aggregate of 6,204,605 shares of common stock at an average price of $1.59 per share to investors. The Company received net cash proceeds of $9,584,668, net of commission paid to sales agent of $296,433.

Sen Lang BVI Acquisition and Equity Financing

On June 13, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”), by and among the Company, Lonlon Biotech Ltd., a company incorporated in the British Virgin Islands (“BVI”) (“Sen Lang BVI”), the holders of the share capital of Sen Lang BVI (the “Sen Lang BVI Shareholders”), the ultimate beneficial owners of the Sen Lang BVI Shareholders (the “Sen Lang BVI Beneficial Shareholders” and, together with the Sen Lang BVI Shareholders, the “Sen Lang BVI Owners”) and a representative of the Sen Lang BVI Owners (the “Sen Lang BVI Representative”). Pursuant to the Purchase Agreement, subject to the satisfaction of the conditions to closing therein, including approval by the Avalon stockholders pursuant to the rules of the Nasdaq Stock Market (“Nasdaq”), Avalon agreed to purchase (the “Acquisition”) all of the issued and outstanding share capital of Sen Lang BVI (the “Sen Lang BVI Shares”).

Sen Lang BVI, through a “variable interest entity” structure (“VIE Structure”) of contractual rights held by its wholly-owned subsidiary Beijing Langlang Runfeng Biotechnology Co., Ltd., a wholly foreign owned enterprise with limited liability organized and existing under the laws of the People’s Republic of China (the “PRC Subsidiary”), has full economic benefit and management control over, and is consolidated for accounting purposes with, Senlang Biotechnology Co. Ltd., a PRC domestic company with limited liability organized and existing under the laws of the PRC (the “OpCo” or “SenlangBio”). SenlangBio is mainly engaged in the business of research and development in relation to CAR-T cell therapy, immune cell therapy and related drug development. SenlangBio is owned 100% by certain of the Sen Lang BVI Beneficial Shareholders. A wholly-owned subsidiary of SenlangBio, Shijiazhuang Senlang Medical Laboratory Co., Ltd., a company with limited liability organized and existing under the laws of the PRC (“SenlangBio Clinical Laboratory”) is engaged in the business of testing of immunology, serology and molecular genetics specialties for patients, including hematology-tumor diagnostics and testing prior to clinical trials for cell therapy.

The purchase price being paid by Avalon to the Sen Lang BVI Shareholders under the Purchase Agreement for the Sen Lang BVI Shares is an aggregate of 81 million shares (the “Acquisition Shares”) of the common stock, par value US$0.0001 per share, of Avalon (the “Avalon Common Stock”). Ten percent (10%), or 8.1 million, of such shares will be held in escrow for 12 months following the closing to satisfy any indemnification obligations of the Sen Lang BVI Shareholders under the Share Purchase Agreement. In addition, at the closing of the Acquisition, it is expected that Dr. Jianqiang Li, scientific founder and CSO of SenlangBio, will join the board of the Company, and Dr. Li will also be appointed as Chief Technology Officer of the Company. The Acquisition Shares will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, will be restricted securities under Rule 144 under the Securities Act for six months or longer after the closing of the Acquisition, subject to “affiliate” status with the Company under the Securities Act.

In connection with the Acquisition, on June 13, 2021, an institutional investor (the “Investor”) entered into an agreement, as amended on June 24, 2021, with SenlangBio related to the purchase of registered capital of SenlangBio (the “OpCo Capital Increase Agreement”) pursuant to which the Investor will acquire an aggregate of up to 13.5% of the equity ownership of SenlangBio for an aggregate purchase price (the “Subscription Amount) of approximately US$30,000,000 (represented by an actual investment of RMB200,000,000) (the “Equity Financing”), which funds will be invested in SenlangBio in three equal installments of approximately US$10,000,000, at a fixed price, the first to be upon the closing of the Acquisition, the second to be within three months after the closing and the third to be within six months after the closing. In addition, pursuant to a Securities Exchange Agreement, as amended on June 24, 2021 (the “Exchange Agreement”), by and among the Company, Sen Lang BVI, SenlangBio and the Investor, dated June 13, 2021, the Investor shall have the right, exercisable between the six-month and five year-anniversaries of the respective initial closing and installment closings, to elect to exchange, from time to time, all or part of its then-owned equity ownership of SenlangBio for shares (the “Exchange Shares”) of Avalon Common Stock at a fixed exchange price of US$1.21 per share of Avalon Common Stock, which was the market price of the Avalon Common Stock as of the date of the Exchange Agreement under Nasdaq rules. In addition, the Exchange Agreement provides that the Investor may only exchange up to 10% of its total investment amount in any 30 day period.

Line of Credit

As of November 4, 2021, the Company drew down an additional aggregate of $1,000,000 from its credit facility under that certain credit line agreement with Wenzhao “Daniel” Lu (the “Lender”), a significant shareholder and director of the Company, which provides the Company with a $20 million line of credit (together with related documentation, the “Line of Credit”). The draw down aggregating $1,000,000 is intended to provide working capital for the Company to use on a temporary basis for certain obligations in connection with the Company’s business. As a result of these draw downs, the Company has approximately $15.3 million remaining available under the Line of Credit.  This draw down increased the total principal amount outstanding under the Line of Credit to $4.7 million.

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

AVALON GLOBOCARE CORP.
(Registrant)

Date: November 15, 2021	By:	/s/ David K. Jin
David K. Jin
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)