Form 10-K
period 2021-12-31
Avalon GloboCare Corp.
filed 2022-03-30
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was approximately $30,394,000.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of March 30, 2022, was 88,625,709.

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

Avalon’s downstream medical team and facility consists of top-rated affiliated hospital network and experts specialized in hematology, oncology, cellular immunotherapy, hematopoietic stem/progenitor cell transplant, as well as regenerative therapeutics. Our major clinical programs include:

●	AVA-001: Avalon has initiated its first-in-human clinical trial of CD19 CAR-T candidate, AVA-001 in August 2019 at the Hebei Yanda Lu Daopei Hospital and Beijing Lu Daopei Hospital in China (the world’s single largest CAR-T treatment network with over 600 patients being treated with CAR-T) for the indication of relapsed/refractory B-cell acute lymphoblastic leukemia and non-Hodgkin Lymphoma. The AVA-001 candidate (co-developed with China Immunotech Co. Ltd) is characterized by the utilization of 4-1BB (CD137) co-stimulatory signaling pathway, conferring a strong anti-cancer activity during pre-clinical study. It also features a shorter bio-manufacturing time which leads to the advantage of prompt treatment to patients where timing is important related hematologic malignancies. Avalon has successfully completed the first-in-human clinical trial of its AVA-001 anti-CD19 CAR-T cell therapy as a bridge to allogeneic bone marrow transplantation for patients with relapsed/refractory B-cell acute lymphoblastic leukemia at the Lu Daopei Hospital (registered clinical trial number NCT03952923) with excellent efficacy (90% complete remission rate) and minimal adverse side effects. Avalon is currently expanding the patient recruitment for AVA-001 to include relapsed/refractory non-Hodgkin lymphoma patients.

●	AVA-011 and FLASH-CAR™: The Company advanced its next generation immune cell therapy using RNA-based, non-viral FLASH-CAR™ technology co-developed with the Company’s strategic partner Arbele Limited. The adaptable FLASH-CAR™ platform can be used to create personalized cell therapy from a patient’s own cells, as well as off-the-shelf cell therapy from a universal donor. Our leading candidate, AVA-011, is currently at process development stage to generate clinical-grade cell-therapy products for subsequent clinical studies. On July 8, 2021, the Company and the University of Pittsburgh of the Commonwealth System of Higher Education (the “University”) entered into a Corporate Research Agreement (the “University Agreement”). Pursuant to the University Agreement, for a term of two years the University agreed to use its reasonable efforts to perform academic research funded by the Company in connection with the development of point-of-care modular autonomous processing system to generate clinical-grade AVA-011, a RNA-based chimeric antigen receptor (CAR) T-cell therapy candidate (the “Project”) subject to the appointment of Dr. Yen Michael S. Hsu as Principal Investigator. During the term, the Company agreed to make eight payments of $125,000 to the University. As of December 31, 2021, the Company did not make any payment. The Company and the University shall each own an undivided, one half interest in any intellectual property rights jointly developed by both parties. The Company has been granted a worldwide, irrevocable, non-exclusive, royalty free, fully paid-up, perpetual right to use intellectual property developed by the University in connection with the Project for commercial purposes research activities and other purposes. Further, the Company will have an exclusive right of first offer to an exclusive royalty-bearing license to intellectual property developed by the University or co-developed by the Company and the University in connection with the Project.

●	ACTEX™: Stem cell-derived Avalon Clinical-grade Tissue-specific Exosomes (ACTEX™) is one of the core technology platforms that has been co-developed by Avalon GloboCare and the University of Pittsburgh Medical Center. The Company formed a strategic partnership with HydroPeptide, LLC, a leading epigenetics skin care company, to engage in co-development and commercialization of a series of clinical-grade, exosome-based cosmeceutical and orthopedic products. As part of this agreement, the Company signed a three-way Material Transfer Agreement between Avalon GloboCare, HydroPeptide and the University of Pittsburgh Medical Center.

●	AVA-Trap™: Avalon’s AVA-Trap™ therapeutic program plans to enter animal model testing followed by expedited clinical studies with the goal of providing an effective therapeutic option to combat COVID-19 and other life-threatening conditions involving cytokine storms. The Company initiated a sponsored research and co-development project with Massachusetts Institute of Technology (MIT) led by Professor Shuguang Zhang as Principal Investigator in May 2019. Using the unique QTY code protein design platform, six water-soluble variant cytokine receptors have been successfully designed and tested to show binding affinity to the respective cytokines.

For the year ended December 31, 2021 we generated revenue by providing medical related consulting services in advanced areas of immunotherapy and second opinion/referral services through our wholly-owned subsidiary Avalon (Shanghai) Healthcare Technology Co., Ltd., or Avalon Shanghai. We also own and operate rental commercial real property in New Jersey, where we are headquartered.

COVID-19 has not significantly impacted Company operations or the work performed as part of our clinical trials in China. The clinical trials are being conducted at Hebei Yanda Lu Daopei Hospital and Beijing Lu Daopei Hospital. Both hospitals are considered primarily hematology specialty hospitals and experienced minor disruption as part of the pandemic.

While Avalon is not a People’s Republic of China (the “PRC”) operating company, certain of its subsidiaries are PRC operating companies and through them Avalon currently has operations in PRC, which involves unique risks. See “China Operations” below, and “Risk Factors—Risks Related to Doing Business in China.”

Corporate Information/Company History

We were incorporated under the laws of the State of Delaware on July 28, 2014 under the name Global Technologies Corp.

We own 100% of the capital stock of Avalon Healthcare Systems, Inc., a Delaware corporation, or AHS, which we acquired on October 19, 2016. AHS was incorporated on May 18, 2015 under the laws of the State of Delaware. In addition, we own through AHS 100% of the capital stock of Avalon (Shanghai) Healthcare Technology Co., Ltd., or Avalon Shanghai, which is a wholly foreign-owned enterprise, or WOFE, organized under the laws of the People’s Republic of China, or PRC or China. Avalon Shanghai was incorporated on April 29, 2016 and is engaged in medical related consulting services for customers. On January 23, 2017, we incorporated Avalon (BVI) Ltd, a British Virgin Islands company (dormant and in process of being dissolved). On February 7, 2017, we formed Avalon RT 9 Properties, LLC, a New Jersey limited liability company. In July 2017, we formed Genexosome Technologies Inc., a Nevada corporation, or Genexosome. Effective October 25, 2017, Genexosome owns 100% of the capital stock of Beijing Jieteng (Genexosome) Biotech Co., Ltd., a corporation incorporated in the People’s Republic of China on August 7, 2015 (“Beijing Genexosome”), and the Company holds 60% of Genexosome and Dr. Yu Zhou holds 40% of Genexosome. Both Genexosome and Beijing Genexosome are inactive now.

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd., or Unicorn, pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within five years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.2 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive operation by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.5 million). The board of directors of Epicon shall consist of five members with Unicorn appointing three members and Avalon Shanghai appointing two members. As of December 31, 2021, Unicorn has invested the premises of the laboratories of Nanjing BENQ hospital as GMP level research and manufacture facility and Avalon Shanghai has contributed RMB 4,760,000 (approximately $0.7 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

On July 18, 2018, we formed a wholly owned subsidiary, Avactis Biosciences Inc. (“Avactis”), a Nevada corporation, which will be focused on accelerating commercial activities related to cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others. The subsidiary is designed to integrate and optimize our global scientific and clinical resources to further advance the use of cellular therapies to treat certain cancers. On October 23, 2018, Avactis and Arbele Limited (“Arbele”) agreed to the establishment of AVAR BioTherapeutics (China) Co. Ltd. (“AVAR”), a Sino-foreign equity joint venture, pursuant to an Equity Joint Venture Agreement (the “AVAR Agreement”), which will be owned 60% by Avactis and 40% by Arbele. The purpose and business scope of the Joint Venture is to research, develop, produce, sell, distribute and generally commercialize CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy in China. Avactis is required to contribute $10 million (or equivalent in RMB) in cash and/or services, which shall be contributed in tranches based on milestones to be determined jointly by AVAR and Avactis in writing subject to Avactis’ cash reserves. Within 30 days, Arbele shall make contribution of $6.66 million in the form of entering into a License Agreement with AVAR granting AVAR with an exclusive right and license in China to its technology and intellectual property pertaining to CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy technology and any additional technology developed in the future with terms and conditions to be mutually agreed upon Avactis and AVAR and services. As of the date hereof, the License Agreement has not been finalized.

The following diagram illustrates our corporate structure:

On June 13, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”), by and among the Company, Lonlon Biotech Ltd., a company incorporated in the British Virgin Islands (“BVI”) (“Sen Lang BVI”), the holders of the share capital of Sen Lang BVI (the “Sen Lang BVI Shareholders”), the ultimate beneficial owners of the Sen Lang BVI Shareholders (the “Sen Lang BVI Beneficial Shareholders” and, together with the Sen Lang BVI Shareholders, the “Sen Lang BVI Owners”) and a representative of the Sen Lang BVI Owners (the “Sen Lang BVI Representative”). On January 1, 2022, the Company, on the one hand, and Sen Lang BVI, the Sen Lang Shareholders, the Sen Lang Beneficial Shareholders and Ding Wei, in his capacity as the Sen Lang Representative, on the other hand, terminated the Purchase Agreement.

China Operations

Certain of Avalon’s subsidiaries are PRC operating companies, and through them Avalon currently has operations in the People’s Republic of China, which involves unique risks.

The method by which cash is transferred in Avalon’s organization, in light of its PRC subsidiaries, is complex. The payment and amount of any future dividend of the PRC subsidiaries to Avalon will be restricted by PRC laws and regulations regarding dividends and PRC foreign exchange regulations. PRC laws require that dividends be paid only out of the profit for the year calculated according to PRC accounting principles. PRC laws also require foreign-invested enterprises to set aside at least 10% of their after-tax profits as the statutory common reserve fund until the cumulative amount of the statutory common reserve fund reaches 50% or more of such enterprises’ registered capital, if any, to fund its statutory common reserves, which are not available for distribution as cash dividends. Avalon and, ultimately, Avalon stockholders will receive the economic benefit of its PRC subsidiaries by way of dividends, which are subject to restrictions under current United States (“U.S.”) laws and regulations regarding dividends. Furthermore, under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities within ten years after the taxable year when the transactions are conducted. Avalon and its subsidiaries may face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements were not entered into on an arm’s length basis.

Pursuant to the PRC Enterprise Income Tax Law, a withholding tax rate of 10% currently applies to dividends paid by a PRC resident enterprise to a foreign enterprise investor, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for preferential tax treatment. Avalon currently believes that its PRC subsidiaries’ distribution of dividends to Avalon, if any, shall be subject to a withholding tax rate of 10%, unless a reduced rate under a tax treaty is applicable. Avalon reported net losses and had negative net cash flows from operations in 2021. No net income will be generated from Avalon’s PRC subsidiaries’ operations in the foreseeable future and therefore no dividends or distributions will be paid by such subsidiaries to Avalon and its stockholders in the foreseeable future. However, if such subsidiaries do make distributions of cash or property to Avalon, absent a distribution by Avalon to the U.S. holders of Avalon common stock, there would be no flow-through of such income to the U.S. holders of Avalon common stock for U.S. federal income tax purposes. As of the date of this report, no transfers, dividends or distributions from our PRC subsidiaries to Avalon have been made to date.

As described below under “Holding Foreign Companies Accountable Act Compliance,” the Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. According to the HFCA Act, if the SEC determines that Avalon has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC will prohibit Avalon’s securities from being traded on a national securities exchange or in the over-the-counter trading market in the United States. Avalon’s auditor is Marcum LLP (“Marcum”), based in New York, New York. Marcum is registered with the PCAOB and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess their compliance with the applicable professional standards. Since Marcum is located in the United States, the PCAOB has been able to conduct inspections of Marcum. In addition, Marcum is not among the PCAOB registered public accounting firms registered in mainland China or Hong Kong that are subject to PCAOB’s determination on December 16, 2021. Although Avalon is currently not subject to the HFCA Act, any uncertainty of its applicability to Avalon, for example if Avalon switched to using a PRC-based auditing firm, could cause the market price of Avalon’s securities to be materially and adversely affected and could cause Avalon’s securities to be delisted or prohibited from being traded “over-the-counter”. If Avalon’s securities are unable to be listed on another securities exchange, such a delisting would substantially impair your ability to sell or purchase Avalon’s securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of Avalon’s securities.

Moreover, Avalon’s business operations in the PRC are governed by PRC laws, rules and regulations. The associated legal and operational risks could result in a material change in the business operations of Avalon’s PRC subsidiaries and could negatively impact the value of Avalon’s common stock or could even cause the value of such securities to significantly decline or be worthless. The PRC government has recently announced its plans to enhance its regulatory oversight of Chinese companies listing overseas, and there is some uncertainty with respect to the interpretation and implementation of such plans. The PRC government has also issued statements and has undertaken regulatory actions related to the use of variable interest entities, data security and anti-monopoly concerns. The PRC government may promulgate relevant laws, internal rules and regulations that may impose additional and significant obligations and liabilities on overseas listed Chinese companies regarding data security, cross-border data flow, compliance with PRC securities laws and anti-monopoly laws. These laws and regulations can be complex and stringent, and can be subjected to change and uncertain interpretation, which could limit Avalon’s ability to conduct its business and accept foreign investments, or could significantly impact its operating results and stock price. However, because Avalon is the issuer of the common stock listed on Nasdaq and is a Delaware operating and holding company, no approval or permission is required under current applicable PRC laws and regulations for any future issuances of Avalon securities to non-PRC investors. Nevertheless, PRC laws, regulations and/or their interpretations may change in the future, such that they may have an extraterritorial effect, whereby Avalon may be required to obtain such approval or permission under PRC laws and regulations. In such event, Avalon may face the risk that these future regulatory actions by the PRC government could significantly limit or completely hinder Avalon’s ability to offer future securities to investors. Under this scenario, Avalon’s ability to raise capital and thereby execute its business plan would be significantly limited or completely hindered, which would likely result in a material change in Avalon’s operations and the value of Avalon’s common stock, including that it could cause the value of such securities to significantly decline or become worthless. In addition, Avalon faces the risk that Avalon may not currently ascertain, and therefore may not actually have, all requisite permissions to offer securities, which would likely result in a material change in Avalon’s operations and/or value of Avalon’s common stock, including that it could cause the value of such securities to significantly decline or become worthless. See “Risk Factors—The PRC government exerts substantial influence over the manner in which Avalon must conduct its business activities and Avalon may face the risk that the future regulatory actions by the PRC government could significantly limit or completely hinder Avalon’s ability to offer future securities to investors.

Sales and Marketing

We seek to develop new business through relationships driven by our senior management, which have extensive contacts throughout the healthcare system. Our senior management will be seeking opportunities for joint ventures, strategic relationships and acquisitions in consulting, biomedical innovations, laboratory, and medical device companies.

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

Markets

We focus on the following markets in developing our core business:

●	Cellular Immunotherapy in Oncology: Regarded as the future of medicine, we believe cell-based technologies and therapeutics will replace pharmaceuticals as a more effective and functional modality in certain unmet medical areas. We are actively engaging in this revolutionary trend and positioning to take a leading role in immune effector cell therapies in the immuno-oncology domain, particularly related to the development of Chimeric Antigen Receptor (CAR) T cell and CAR-NK cell therapies against hematologic malignancies. CAR-T cell therapy is considered as a “living drug” which involves isolation of a patient’s peripheral T cells and re-engineering these T cells with CAR molecules equipped with a weapon attacking a specific target on tumor cells. Our leading candidate is “AVA-001”, an anti-CD19 CAR-T which has successfully completed first-in-human clinical trial for relapsed/refractory (R/R) B-cell lymphoblastic leukemia (B-ALL); we are in the process of expanding patient recruitment to include R/R non-Hodgkin’s lymphoma. We are also developing a RNA-based “FASH-CARTM” cell therapy platform, which may potentially reduce manufacturing time and cost. The lead candidate, “AVA-011”, has completed pre-clinical laboratory studies and currently undergoing IND-enabling process development stage to generate cGMP-grade AVA-011 CAR-T cells for upcoming clinical trials.

●	Regenerative Medicine: Avalon Clinical-grade Tissue-specific Exosome (“ACTEX™”) is a technology platform to generate clinical-grade exosomes from stem/progenitor cells, with potential regenerative applications in skin care and orthopedic joint repair.

●	QTY-Code Protein Design: Novel therapeutic and diagnostic targets development utilizing QTY-code protein design technology with Massachusetts Institute of Technology (MIT) including using the QTY code protein design technology for development of a hemofiltration device to treat Cytokine Storm (aka Cytokine Release Syndrome). QTY-code can be applied to generate water-soluble, antibody-like molecular variants of native membrane-bound receptors, which may expand the repertoire of therapeutic targets in CAR-T cell therapies.

●	S-Layer based Vaccine Development: Strategic partnership with the University of Natural Resources and Life Sciences (BOKU) in Vienna, Austria to develop an S-layer based vaccine that can be administered by an intranasal or oral route against SARS-CoV-2 (the novel coronavirus that causes COVID-19), Influenza A/B and other respiratory pathogens.

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

Strategic Development

We intend to pursue the acquisition and development of healthcare related technologies for cell related diagnostics and therapeutics through acquisition, licensing or joint ventures with major universities and biotech companies. We will also consider a third avenue of investing in certain technologies for cell related diagnostics and therapeutics and are seeking laboratory or medical device acquisitions.

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

Employees

As of March 30, 2022, we employed six employees, five of which are full time employees. None of our employees are represented by a collective bargaining arrangement.

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

PRC Regulation

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

Our PRC subsidiary, Avalon Shanghai, provides outsourced and customized healthcare services to the rapidly changing health care industry. Currently, our PRC subsidiary, Beijing Genexosome, is dormant. These subsidiaries have obtained their respective business licenses, which permit each of them to operate its business in the PRC. No other special permission is required for our PRC subsidiaries to conduct their respective current business under applicable PRC regulations and laws. Additionally, the operation of Avalon and its PRC subsidiaries are not covered by permissions requirements of the China Securities Regulatory Commission (CSRC) or the Cyberspace Administration of China (CAC).

Because Avalon is the issuer of the common stock listed on Nasdaq and is a Delaware operating and holding company, no approval or permission is required under current applicable PRC laws and regulations for any future issuances of Avalon securities to non-PRC investors. Nevertheless, according to the Opinions of the General Office of the CPC Central Committee and the General Office of the State Council on Strictly Cracking Down on Illegal Securities Activities in accordance with the Law (“Opinions”), the PRC intends to establish and improve the system of extraterritorial application of the PRC securities laws. Although the details of the extraterritorial application of the PRC securities laws are still scarce as of the date of this report, PRC laws, regulations and/or their interpretations may change in the future, such that they have may an extraterritorial effect, whereby Avalon may be required to obtain such approval or permission under PRC laws and regulations. In such event, Avalon may face the risk that these future regulatory actions by the PRC government could significantly limit or completely hinder Avalon’s ability to offer future securities to investors. Under this scenario, Avalon’s ability to raise capital and thereby execute its business plan would be significantly limited or completely hindered, which would likely result in a material change in Avalon’s operations and the value of Avalon’s common stock, including that it could cause the value of such securities to significantly decline or become worthless. In addition, Avalon faces the risk that Avalon may not currently ascertain, and therefore may not actually have, all requisite permissions to offer securities, which would likely result in a material change in Avalon’s operations and/or value of Avalon’s common stock, including that it could cause the value of such securities to significantly decline or become worthless.

The Flow of Economic Benefits from PRC Subsidiaries

The payment and amount of any future dividend of Avalon’s PRC subsidiaries to Avalon will be restricted by PRC laws and regulations regarding dividends and PRC foreign exchange regulations. PRC laws require that dividends be paid only out of the profit for the year calculated according to PRC accounting principles, which differ in certain respects from the generally accepted accounting principles in other jurisdictions, including accounting principles generally accepted in the United States of America, or US GAAP, and international financial reporting standards as issued by the International Accounting Standards Board, or IFRS. PRC laws also require foreign-invested enterprises to set aside at least 10% of their after-tax profits as the statutory common reserve fund until the cumulative amount of the statutory common reserve fund reaches 50% or more of such enterprises’ registered capital, if any, to fund its statutory common reserves, which are not available for distribution as cash dividends. Furthermore, under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities within ten years after the taxable year when the transactions are conducted.

Pursuant to the PRC Enterprise Income Tax Law, a withholding tax rate of 10% currently applies to dividends paid by a PRC resident enterprise to a foreign enterprise investor, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for preferential tax treatment. Furthermore, the Announcement of State Taxation Administration on Promulgation of the Administrative Measures on Non-Resident Taxpayers Enjoying Treaty Benefits, issued on October 14, 2019 by the PRC State Taxation Administration, which became effective from January 1, 2020, requires non-resident enterprises to determine whether they are qualified to enjoy the preferential tax treatment under the tax treaties and make appropriate filings with the competent tax authorities. In addition, based on the Notice on Issues concerning Beneficial Owner in Tax Treaties, or Circular 9, issued on February 3, 2018 by the PRC State Taxation Administration, which became effective from April 1, 2018, when determining the applicant’s “beneficial owner” status regarding tax treatments in connection with dividends, interests or royalties in the tax treaties, several factors, including, without limitation, whether the applicant is obligated to pay more than 50% of the applicant’s income for twelve months to residents in a third country or region, whether the business operated by the applicant constitutes the actual business activities, and whether the counterparty country or region to the tax treaties does not levy any tax or grant tax exemption on relevant incomes or levy tax at an extremely low rate, will be taken into account, and it will be analyzed according to the actual circumstances of the specific cases. There are also other conditions for enjoying the reduced withholding tax rate according to other relevant tax rules and regulations. Therefore, Avalon currently believes that dividends from its PRC subsidiaries to Avalon, if any, shall be subject to a withholding tax rate of 10%, unless a reduced rate under a tax treaty is applicable. Avalon reported net losses and had negative net cash flows from operations in 2021. No net income will be generated from Avalon’s PRC subsidiaries’ operations in the foreseeable future and therefore no dividends or distributions will be paid by such subsidiaries to Avalon and its stockholders in the foreseeable future. However, if such subsidiaries do make distributions of cash or property to Avalon, absent a distribution by Avalon to the U.S. holders of Avalon common stock, there would be no flow-through of such income to the U.S. holders of Avalon common stock for U.S. federal income tax purposes.

As of the date of this report, no transfers, dividends or distributions from our PRC subsidiaries to Avalon have been made to date.

Restrictions on Foreign Exchange and Avalon’s Ability to Transfer Cash Across Borders

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, approval from or registration with appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses. As a result, SAFE approval may need to be obtained to use cash generated from the operations of Avalon’s PRC subsidiaries. Any failure to comply with applicable foreign exchange regulations may subject us to administrative fines.

Holding Foreign Companies Accountable Act Compliance

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. According to the HFCA Act, if the SEC determines that Avalon has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC will prohibit Avalon’s securities from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

On December 16, 2021, the PCAOB issued a Determination Report which reported that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China, because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region of the PRC, because of a position taken by one or more authorities in Hong Kong.

Avalon’s auditor is Marcum LLP (“Marcum”), based in New York, New York. Marcum is registered with the PCAOB and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess their compliance with the applicable professional standards. Since Marcum is located in the United States, the PCAOB has been able to conduct inspections of Marcum. In addition, Marcum is not among the PCAOB registered public accounting firms registered in mainland China or Hong Kong that are subject to PCAOB’s determination on December 16, 2021.

Although the audit reports of Avalon are prepared by U.S. auditors that are subject to inspection by the PCAOB, the PCAOB is currently unable to conduct inspections over the audit work of Avalon’s independent registered public accounting firms with respect to Avalon’s operations in mainland China without the approval of certain Chinese authorities. Also, there is no guarantee that future audit reports will be prepared by auditors that are completely inspected by the PCAOB and, as such, future investors may be deprived of such inspections, which could result in limitations or restrictions to Avalon’s access of the U.S. capital markets.

Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. However, the PCAOB is currently unable to inspect an auditor’s audit work related to a company’s operations in China where such documentation of the audit work is located in China. As a result, Avalon’s investors may be deprived of the benefits of the PCAOB’s oversight of auditors that are located in China through such inspections.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. Avalon will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above.

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two, which would shorten the timeframe before Avalon’s share may be delisted and before the trading in Avalon’s shares is prohibited.

On November 5, 2021, the SEC approved Rule 6100 adopted by the PCAOB to determine its inability to inspect or investigate registered firms completely under the HFCA Act. This rule establishes the framework for the PCAOB to make these required determinations. The trading in Avalon’s securities may be prohibited under the HFCA Act if the PCAOB subsequently determines Avalon’s audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely pursuant to Rule 6100, and as a result, U.S. national securities exchanges, such as Nasdaq, may determine to delist Avalon’s securities. Such a delisting would likely cause the value of such securities to significantly decline or become worthless.

The SEC may propose additional regulatory or legislative requirements or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCA Act. However, some of the recommendations were more stringent than the HFCA Act. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC has announced that the SEC staff is preparing a consolidated proposal for the rules regarding the implementation of the HFCA Act and to address the recommendations in the PWG report. It is unclear when the SEC will complete its rulemaking and when such rules will become effective and what, if any, of the PWG recommendations will be adopted. The implications of this possible regulation in addition to the requirements of the HFCA Act are uncertain. Although Avalon is currently not subject to the HFCA Act, any uncertainty of its applicability to Avalon, for example if Avalon switched to using a PRC-based auditing firm, could cause the market price of Avalon’s securities to be materially and adversely affected and could cause Avalon’s securities to be delisted or prohibited from being traded “over-the-counter”. If Avalon’s securities are unable to be listed on another securities exchange, such a delisting would substantially impair your ability to sell or purchase Avalon’s securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of Avalon’s securities. See “Risk Factors— Trading in Avalon’s securities may be restricted under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate Avalon’s auditors, and as a result, U.S. national securities exchanges, such as Nasdaq, may determine to delist Avalon’s securities.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

General Operating and Business Risks

●	Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

●	Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

●	Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

●	We depend upon key personnel and need additional personnel.

●	Currently, we have several consulting contracts with related parties in China. The loss of such customers could adversely impact our financial condition and results of operations.

●	Our auditors have issued an audit opinion which raises substantial doubt about our ability to continue as a going concern.

●	We must effectively manage the growth of our operations, or our company will suffer.

●	Our business requires substantial capital, and if we are unable to maintain adequate financing sources our profitability and financial condition will suffer and jeopardize our ability to continue operations.

●	Our revenue and results of operations may suffer if we are unable to attract new clients, continue to engage existing clients, or sell additional products and services.

●	Our prospects will suffer if we are not able to hire, train, motivate, manage, and retain a significant number of highly skilled employees.

●	Potential liability claims may adversely affect our business.

●	In accordance with our strategic development policy, we may invest in companies for strategic reasons and may not realize a return on our investments.

●	Our growing operations in the PRC could expose us to risks that could have an adverse effect on our costs of operations.

●	We face intense competition which could cause us to lose market share.

●	If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

●	We may face uncertainty and difficulty in obtaining and enforcing our patents and other proprietary rights.

●	We may not be able to protect our intellectual property rights throughout the world.

●	Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

●	Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and any patent protection we may obtain in the future could be reduced or eliminated for non-compliance with these requirements.

●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If we fail to protect or enforce our intellectual property rights adequately or secure rights to patents of others, the value of our intellectual property rights would diminish.

●	We may be subject to claims challenging the inventorship of patents and other intellectual property.

●	If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

●	Breaches or compromises of our information security systems or our information technology systems or infrastructure could result in exposure of private information, disruption of our business and damage to our reputation, which could harm our business, results of operation and financial condition.

●	We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act or Chinese anti-corruption law could have a material adverse effect on our business.

Risk Factors Related to Clinical and Commercialization Activity

●	We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to do so, the FDA may not permit us to proceed.

●	We have limited experience in conducting clinical trials.

●	Delays in the commencement, enrollment, and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

●	Our success depends upon the viability of our product candidates and we cannot be certain any of them will receive regulatory approval to be commercialized.

●	As the results of earlier pre-clinical studies or clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

●	Our business faces significant government regulation, and there is no guarantee that our product candidates will receive regulatory approval.

●	Even if our product candidates receive regulatory approval, we may still face future development and regulatory difficulties.

●	If we or current or future collaborators, manufacturers, or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions and substantial penalties, which could affect our ability to develop, market and sell our products and may harm our reputation.

●	Any cell based therapies we develop may become subject to unfavorable pricing regulations, third party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.

●	The healthcare industry is heavily regulated in the U.S. at the federal, state, and local levels, and our failure to comply with applicable requirements may subject us to penalties and negatively affect our financial condition.

●	Our ability to obtain reimbursement or funding from the federal government may be impacted by possible reductions in federal spending.

Risks Related to Doing Business in China

●	Trading in Avalon’s securities may be restricted under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate Avalon’s auditors, and as a result, U.S. national securities exchanges, such as Nasdaq, may determine to delist Avalon’s securities.

●	Our business might be subject to various evolving PRC laws and regulations regarding data privacy and cybersecurity. Failure of cybersecurity and data security compliance could subject us to penalties, damage our reputation and brand and harm our business and results of operations.

●	If we become directly subject to the recent scrutiny, criticism and negative publicity involving certain U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved quickly.

●	Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

●	Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

●	The PRC government exerts substantial influence over the manner in which Avalon must conduct its business activities and Avalon may face the risk that the future regulatory actions by the PRC government could significantly limit or completely hinder Avalon’s ability to offer future securities to investors.

●	Under the current Enterprise Income Tax, or EIT, law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non- PRC stockholders.

●	We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations implemented on September 8, 2006.

●	We may be subject to fines and legal sanctions if we or our Chinese employees fail to comply with PRC regulations relating to employee stock options granted by overseas listed companies to PRC citizens.

●	The new M&A Rules establish more complex procedures for some acquisitions of Chinese companies by foreign investor which could make it more difficult for us to pursue growth through acquisitions in China.

●	Government control of currency conversion and future movements in exchange rates may adversely affect our operations and financial results.

Risks Related to Our Securities

●	If we are unable to maintain listing of our securities on the Nasdaq Capital Market or another reputable stock exchange, it may be more difficult for our stockholders to sell their securities.

●	The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

●	Future sales of our common stock or securities convertible or exchangeable for our common stock may cause our stock price to decline.

●	You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

●	The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger.

●	We are a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

●	If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

●	Our officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

●	We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

●	Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock on a national securities exchange.

●	If we cannot satisfy, or continue to satisfy, the initial listing requirements and other rules of the Nasdaq Capital Market, our securities may be delisted, which could negatively impact the price of our securities and your ability to sell them.

●	We could be subject to securities class action litigation.

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

We incurred net losses amounting to $9,090,499 and $12,679,438 for the years ended December 31, 2021 and 2020, respectively. If we incur additional significant losses, our stock price may decline, perhaps significantly. Our management is developing plans to achieve profitability. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are a new enterprise, we expect that net losses will continue.

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

During the years ended December 31, 2021 and 2020, we recognized an aggregate of $1,390,972 and $1,377,762 in revenues, respectively, of which, $187,412 and $170,908 was generated from medical related consulting services provided to related parties, respectively. Wenzhao Lu, our Chairman and significant shareholder, is the Chairman of each of the related parties. The loss of any related party customer would have a material adverse effect on our financial condition or results of operation, the loss of more than one such related party customer, or our failure to replace such customer with other customers, could have a material adverse effect on our financial condition and our results of operations.

Our auditors have issued an audit opinion which raises substantial doubt about our ability to continue as a going concern.

Our independent auditors have indicated, in their report on our December 31, 2021 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. We had a working capital deficit of $3,078,616 at December 31, 2021. We have a limited operating history, incurred recurring net losses and negative cash flows from operating activities, and our continued growth is dependent upon the continuation of providing medical related consulting services to our related parties and generating rental revenue from our income-producing real estate property in New Jersey, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate significant revenues. There are no assurances that we will be successful in our efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. We plan on raising capital through the sale of equity to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to our company on satisfactory terms and conditions, if any.

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

In connection with the strategic development portion of our business, we will need significant capital in order to implement acquisitions of technologies. In addition, we will need a significant amount of capital in order to fully implement our advisory business and maintain our rental property. If we are unable to maintain adequate financing or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, profitability, financial condition and business prospects.

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

Avalon Shanghai’s client base is currently located in the PRC. As a result, we expect to continue to add personnel in the PRC. With a significant focus of our operations in the PRC, our reliance on a workforce in the PRC exposes us to disruptions in the business, political, and economic environment in that region. Maintenance of a stable political environment between the PRC and the United States is important to our operations, and any disruption in this relationship may directly negatively affect our operations. Our operations in the PRC require us to comply with complex local laws and regulatory requirements and expose us to foreign currency exchange rate risk. Our operations may also be subject to reduced or inadequate protection of our intellectual property rights, and security breaches. Further, it may be difficult to transfer funds from our Chinese operations to our company. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

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

Avalon GloboCare and Arbele Limited (“Arbele”) are parties to the joint venture Avactis Biosciences, Inc. (“Avactis”) for development of AVA-011, a mRNA-based dual anti-CD19-CD22 CAR-T cell therapy candidate. Arbele has granted Avactis an exclusive license to its rights in this technology. We and Arbele may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of mRNA-based CAR technology or any other product candidates we may identify and pursue.

The Company formed a strategic partnership with HydroPeptide, LLC, a leading epigenetics skin care company, to engage in co-development and commercialization of a series of clinical-grade, exosome-based cosmeceutical and orthopedic products. As part of this agreement, the Company signed a three-way Material Transfer Agreement between Avalon GloboCare, HydroPeptide and the University of Pittsburgh Medical Center.

The Company and the University of Pittsburgh of the Commonwealth System of Higher Education (the “University”) entered into a Corporate Research Agreement (the “University Agreement”).  Pursuant to the University Agreement, for a term of two years the University agreed to use its reasonable efforts to perform academic research funded by the Company in connection with the development of point-of-care modular autonomous processing system to generate clinical-grade AVA-011, a RNA-based chimeric antigen receptor (CAR) T-cell therapy candidate (the “Project”) subject to the appointment of Dr. Yen Michael S. Hsu as Principal Investigator.

Our agreements with MIT, Hydropeptide, University of Pittsburg and Arbele impose, and we expect that future agreements will impose, various development, diligence, commercialization, or other obligations on AVAR and us. In spite of our efforts, these partners may conclude that we have materially breached its obligations under such agreements and might therefore terminate the agreements, thereby removing or limiting our ability or our subsidiary AVAR’s ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of CAR or exosome technology or other product candidates that we may identify. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Risks Related to Doing Business in China

Trading in Avalon’s securities may be restricted under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate Avalon’s auditors, and as a result, U.S. national securities exchanges, such as Nasdaq, may determine to delist Avalon’s securities.

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. According to the HFCA Act, if the SEC determines that Avalon has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC will prohibit Avalon’s securities from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

  On December 16, 2021, the PCAOB issued a Determination Report which reported that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China, because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region of the PRC, because of a position taken by one or more authorities in Hong Kong.

Avalon’s auditor is Marcum LLP, based in New York, New York. Marcum LLP registered with the PCAOB and is subject to laws in the United States pursuant to which the PCAOB conducts annual inspections to assess their compliance with the applicable professional standards. As the firm is located in the United States, the PCAOB has been able to conduct inspections of Marcum LLP. In addition, Marcum LLP is not among the PCAOB registered public accounting firms registered in mainland China or Hong Kong that are subject to PCAOB’s determination on December 16, 2021.

Although the audit reports of Avalon are prepared by U.S. auditors that are subject to inspection by the PCAOB, the PCAOB is currently unable to conduct inspections over the audit work of Avalon’s independent registered public accounting firms with respect to Avalon’s respective operations in mainland China without the approval of certain Chinese authorities. Also, there is no guarantee that future audit reports will be prepared by auditors that are completely inspected by the PCAOB and, as such, future investors may be deprived of such inspections, which could result in limitations or restrictions to Avalon’s access of the U.S. capital markets.

Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. However, the PCAOB is currently unable to inspect an auditor’s audit work related to a company’s operations in China where such documentation of the audit work is located in China. As a result, Avalon’s investors may be deprived of the benefits of the PCAOB’s oversight of auditors that are located in China through such inspections.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. Avalon will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above.

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two, which would shorten the timeframe before Avalon’s shares may be delisted and before the trading in Avalon’s shares is prohibited.

On November 5, 2021, the SEC approved Rule 6100 adopted by the PCAOB to determine its inability to inspect or investigate registered firms completely under the HFCA Act. This rule establishes the framework for the PCAOB to make these required determinations. The trading in Avalon’s securities may be prohibited under the HFCA Act if the PCAOB subsequently determines Avalon’s audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely pursuant to Rule 6100, and as a result, U.S. national securities exchanges, such as Nasdaq, may determine to delist Avalon’s securities. Such a delisting would likely cause the value of such securities to significantly decline or become worthless.

The SEC may propose additional regulatory or legislative requirements or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCA Act. However, some of the recommendations were more stringent than the HFCA Act. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC has announced that the SEC staff is preparing a consolidated proposal for the rules regarding the implementation of the HFCA Act and to address the recommendations in the PWG report. It is unclear when the SEC will complete its rulemaking and when such rules will become effective and what, if any, of the PWG recommendations will be adopted. The implications of this possible regulation in addition to the requirements of the HFCA Act are uncertain. Although Avalon is currently not subject to the HFCA Act, any uncertainty of its applicability to Avalon, for example if Avalon switched to using a PRC-based auditing firm, could cause the market price of Avalon’s securities to be materially and adversely affected and could cause Avalon’s securities to be delisted or prohibited from being traded “over-the-counter”. If Avalon’s securities are unable to be listed on another securities exchange, such a delisting would substantially impair your ability to sell or purchase Avalon’s securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of Avalon’s securities.

The PCAOB’s inability to conduct inspections in China prevents it from fully evaluating the audits and quality control procedures of our independent registered public accounting firm. As a result, we and investors in our securities are deprived of the full benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to audit work located solely outside of China that are fully subject to the PCAOB inspections, which could cause investors and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Our business might be subject to various evolving PRC laws and regulations regarding data privacy and cybersecurity. Failure of cybersecurity and data security compliance could subject us to penalties, damage our reputation and brand and harm our business and results of operations.

Our PRC subsidiaries face challenges with respect to data privacy and regulations since those subsidiaries are currently engaging in providing outsourced and customized healthcare services to the rapidly changing health care industry, which could consist of personal information that will be analyzed and used to healthcare services.

Regulatory requirements on cybersecurity and data privacy in China are constantly evolving and can be subject to varying interpretations or significant changes, resulting in uncertainties about the scope of our responsibilities in that regard. On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Data Security Law, which took effect in September 2021. The Data Security Law provides for a security review procedure for the data activities that may affect national security. Furthermore, Measures for Cybersecurity Review, which became effective on June 1, 2020, set forth the cybersecurity review mechanism for critical information infrastructure operators, and provided that critical information infrastructure operators who intend to purchase internet products and services that affect or may affect national security shall be subject to a cybersecurity review. On July 10, 2021, the Cyberspace Administration of China published the Measures for Cybersecurity Review (Revised Draft for Comments), which further restates and expands the applicable scope of the cybersecurity review. Pursuant to the draft measures, critical information infrastructure operators that intend to purchase internet products and services and data processing operators engaging in data processing activities that affect or may affect national security must be subject to the cybersecurity review. On December 28, 2021, the Cyberspace Administration of China, together with twelve other PRC regulatory authorities jointly revised and issued the Cyber Security Review Measures (“the Review Measures”), which has been effective since February 15, 2022. The Review Measures provides, among others, (i) the purchase of cyber products and services by critical information infrastructure operators (the “CIIOs”) and the network platform operators (the “Network Platform Operators”) which engage in data processing activities that affects or may affect national security shall be subject to the cybersecurity review by the Cybersecurity Review Office, the department which is responsible for the implementation of cybersecurity review under the CAC; and (ii) the Network Platform Operators with personal information data of more than one million users that seek for listing in a foreign country are obliged to apply for a cybersecurity review by the Cybersecurity Review Office. We believe that we and our PRC subsidiaries will not be subject to cybersecurity review with the CAC since (i) we currently do not have over one million users’ personal information and do not anticipate that we will be collecting over one million users’ personal information in the foreseeable future, which we understand might otherwise subject us to the Review Measures; (ii) our PRC subsidiary’s business operations do not involve any Critical Information Infrastructure such as any important network facilities or information systems of the important industry or field such as public communication and information service, energy, communications, water conservation, finance, public services, e-government affairs and national defense science, which may endanger national security, people’s livelihood and public interest of China in case of damage, function loss or data leakage; and (iii) we listed our Ordinary Shares on the Nasdaq before the effective date of the Review Measures and the requirement of Article 7 of the Review Measures that “Network Platform Operators with personal information of more than one million users that seek for listing in a foreign country are obliged to apply for a cybersecurity review by the Cybersecurity Review Office” should not be applicable to us or our PRC subsidiaries. However, the Review Measures do not provide any explanation or interpretation of “overseas listing” or “affect or may affect national security”, and Chinese government may have broad discretion in interpreting and enforcing these laws and regulations. Even though our current data activities do not fall under the scope of cybersecurity review, it is also uncertain whether the cybersecurity review will be further expanded. Failure of cybersecurity and data security compliance could subject our PRC subsidiaries to penalties, damage their reputation and brand, and harm their business and results of operations.

In addition, regulation requirements on personal information protection in China are also constantly evolving and can be subject to varying interpretations or significant changes, resulting in uncertainties about the scope of our responsibilities in that regard. On August 20, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Personal Information Protection Law, which took effect in November 2021. The Personal Information Protection Law provides that any entity involving processing of personal information (“Personal Information Processer”) shall take various measures to prevent the disclosure, modification or losing of the personal information processed by such entity, including, but not limited to, formulating a related internal management system and standard of operation, conducting classified management of personal information, taking safety technology measures to encrypt and de-identify the processed personal information, providing regular safety training and education for staff and formulating a personal information safety emergency accident plan. The Personal Information Protection Law further provides that a Personal Information Processer shall conduct a prior evaluation of the impact of personal information protection before the occurrence of various situations, including, but not limited to, processing of sensitive personal information (personal information that, once leaked or illegally used, may lead to discrimination against an individual or serious harm to an individual’s personal or property safety, including information on an individual’s race, ethnicity, religious beliefs, personal biological characteristics, medical health, financial accounts, personal whereabouts), using personal information to make automated decisions and providing personal information to any overseas entity. Our PRC subsidiaries’ businesses involve the processing of personal information of medical related health, which may be deemed as sensitive personal information. If we do not take measures to review and improve our mechanisms in protecting personal information after the new Personal Information Protection Law takes effect, failure of personal information protection compliance could subject us to penalties, damage its reputation and brand and harm its business and results of operations.

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

Recently, U.S. public companies that have a significant portion of their operations in China, particularly companies like us, have been the subject of intense scrutiny, criticism and negative publicity by investors, short sellers, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what affect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation could be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

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

We conduct a significant portion of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and almost all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

The PRC government exerts substantial influence over the manner in which Avalon must conduct its business activities and Avalon may face the risk that the future regulatory actions by the PRC government could significantly limit or completely hinder Avalon’s ability to offer future securities to investors.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation. Avalon’s ability to operate in China may be harmed by changes in its laws and regulations. Avalon’s operations in China are currently in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of PRC in which Avalon operates may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on Avalon’s and its existing PRC subsidiaries’ part to ensure their compliance with such regulations or interpretations.

Because Avalon is the issuer of the common stock listed on Nasdaq and is a Delaware operating and holding company, no approval or permission is required under current applicable PRC laws and regulations for any future issuances of Avalon securities to non-PRC investors. Nevertheless, according to the Opinions of the General Office of the CPC Central Committee and the General Office of the State Council on Strictly Cracking Down on Illegal Securities Activities in accordance with the Law (“Opinions”), the PRC intends to establish and improve the system of extraterritorial application of the PRC securities laws. Although the details of the extraterritorial application of the PRC securities laws are still scarce as of the date of this proxy statement, PRC laws, regulations and/or their interpretations may change in the future, such that they may have an extraterritorial effect, whereby Avalon may be required to obtain such approval or permission under PRC laws and regulations. In such event, Avalon may face the risk that these future regulatory actions by the PRC government could significantly limit or completely hinder Avalon’s ability to offer future securities to investors. Under this scenario, Avalon’s ability to raise capital and thereby execute its business plan would be significantly limited or completely hindered, which would likely result in a material change in Avalon’s operations and the value of Avalon’s common stock, including that it could cause the value of such securities to significantly decline or become worthless. In addition, Avalon faces the risk that Avalon may not currently ascertain, and therefore may not actually have, all requisite permissions to offer securities, which would likely result in a material change in Avalon’s operations and/or value of Avalon’s common stock, including that it could cause the value of such securities to significantly decline or become worthless.

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

Risks Related to Our Securities

If we are unable to maintain listing of our securities on the Nasdaq Capital Market or another reputable stock exchange, it may be more difficult for our stockholders to sell their securities.

Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders.

On February 9, 2022, the Company received notice from The Nasdaq Stock Market (“Nasdaq”) that the closing bid price for the Company’s common stock had been below $1.00 per share for the previous 30 consecutive business days, and that the Company is therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Rule”). Nasdaq’s notice has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market. The notice indicates that the Company will have 180 calendar days, until August 8, 2022, to regain compliance with this requirement. The Company can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of its common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days during the 180-day compliance period. If the Company does not regain compliance during the initial compliance period, it may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of its publicly held shares and all other Nasdaq initial listing standards, except the bid price requirement, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company is not eligible or it appears to Nasdaq that the Company will not be able to cure the deficiency during the second compliance period, Nasdaq will provide written notice to the Company that the Company’s common stock will be subject to delisting. In the event of such notification, the Company may appeal Nasdaq’s determination to delist its securities, but there can be no assurance that Nasdaq would grant the Company’s request for continued listing. The Company intends to actively monitor the minimum bid price of its common stock and may, as appropriate, consider available options to regain compliance with the Rule. There can be no assurance that the Company will be able to regain compliance with the Rule or will otherwise be in compliance with other Nasdaq listing criteria.

A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing.

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

In addition, as of December 31, 2021, 7,725,000 shares of common stock issuable upon exercise of outstanding stock options, which will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 under the Securities Act. If the shares we may issue from time to time upon exercise of outstanding options are sold, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.

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

We are obligated under various lease agreements providing for office space that expire at various dates through the year 2023. Total rent expense under these lease agreements was approximately $143,000 and $164,000 for the years ended December 31, 2021 and 2020, respectively.

We believe that our current office space is adequate for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings, except as set forth below.

On October 25, 2017, Genexosome entered into and closed a Stock Purchase Agreement with Beijing Genexosome and Yu Zhou, MD, PhD, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000, of which $100,000 is still owed. Further, on October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Dr. Zhou, pursuant to which the Company acquired all assets, including all intellectual property and exosome separation systems, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, Genexosome paid Dr. Zhou $876,087 in cash, transferred 500,000 shares of common stock of the Company to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of Genexosome. Further, The Company had not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has decided to impair the intangible asset associated with this acquisition to zero. Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019. Further, on October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016 and violation of Ohio Uniform Trade Secrets Act. Research Institute is seeking monetary damages, injunctive relief, exemplary damages, injunctive relief and other equitable relief. The Company intends to vigorously defend against this action and pursue all available legal remedies. The criminal proceedings against Dr. Zhou and Li Chen have been concluded and the civil litigation continue. The Company and Nationwide Children’s Hospital have reached a verbal settlement agreement. Both parties are in the process of drafting the related written agreements. There can be no assurances that these settlement agreements will be signed.

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

	High	Low
2021
First Quarter	$1.65	$1.03
Second Quarter	$1.57	$0.87
Third Quarter	$1.19	$0.80
Fourth Quarter	$1.15	$0.79
2020
First Quarter	$2.04	$0.50
Second Quarter	$2.19	$1.05
Third Quarter	$2.16	$1.10
Fourth Quarter	$1.33	$1.06

On March 28, 2022, the closing trading price of our shares of common stock was $0.73 per share and there were 88,625,709 common shares outstanding. On that date, there were approximately 217 registered holders of record of our shares of common stock, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers.

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

Recent Sales of Unregistered Securities

Common Shares Issued for Services

During the year ended December 31, 2021, the Company issued a total of 1,405,679 shares of its common stock for services rendered and to be rendered. These shares were valued at $1,507,488, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $1,075,756 for the year ended December 31, 2021 and reduced accrued liabilities of $276,032 and recorded prepaid expense of $155,700 as of December 31, 2021 which will be amortized over the rest of corresponding service periods.

Common Shares Issued Pursuant to Related Party Debt Settlement Agreement and Release

On December 21, 2021, the Company and Mr. Lu entered into and closed a Debt Settlement Agreement and Release pursuant to which $3.0 million debt owed under the Line of Credit were settled by issuance of the Company’s 2,400,000 shares of common stock. The 2.4 million shares issued had a fair value of $3 million.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2021 and 2020 should be read in conjunction with our consolidated financial statements and related notes to those consolidated financial statements that are included elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The occurrence of COVID-19 pandemic had negative impact on our operations. Some of the universities and laboratories with which we collaborate were temporarily closed. Our general development operations have continued during the COVID-19 pandemic and we have not had significant disruption. However, we are uncertain if the COVID-19 pandemic will impact future operations at our laboratory, or our ability to collaborate with other laboratories and universities. In addition, we are unsure if the COVID-19 pandemic will impact future clinical trials. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact the Company’s business for the year of 2022.

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

Avalon’s downstream medical team and facility consists of top-rated affiliated hospital network and experts specialized in hematology, oncology, cellular immunotherapy, hematopoietic stem/progenitor cell transplant, as well as regenerative therapeutics. Our major clinical programs include:

●	AVA-001: Avalon has initiated its first-in-human clinical trial of CD19 CAR-T candidate, AVA-001 in August 2019 at the Hebei Yanda Lu Daopei Hospital and Beijing Lu Daopei Hospital in China (the world’s single largest CAR-T treatment network with over 600 patients being treated with CAR-T) for the indication of relapsed/refractory B-cell acute lymphoblastic leukemia and non-Hodgkin Lymphoma. The AVA-001 candidate (co-developed with China Immunotech Co. Ltd) is characterized by the utilization of 4-1BB (CD137) co-stimulatory signaling pathway, conferring a strong anti-cancer activity during pre-clinical study. It also features a shorter bio-manufacturing time which leads to the advantage of prompt treatment to patients where timing is important related hematologic malignancies. Avalon has successfully completed the first-in-human clinical trial of its AVA-001 anti-CD19 CAR-T cell therapy as a bridge to allogeneic bone marrow transplantation for patients with relapsed/refractory B-cell acute lymphoblastic leukemia at the Lu Daopei Hospital (registered clinical trial number NCT03952923) with excellent efficacy (90% complete remission rate) and minimal adverse side effects. Avalon is currently expanding the patient recruitment for AVA-001 to include relapsed/refractory non-Hodgkin lymphoma patients.

●	AVA-011 and FLASH-CAR™: The Company advanced its next generation immune cell therapy using RNA-based, non-viral FLASH-CAR™ technology co-developed with the Company’s strategic partner Arbele Limited. The adaptable FLASH-CAR™ platform can be used to create personalized cell therapy from a patient’s own cells, as well as off-the-shelf cell therapy from a universal donor. Our leading candidate, AVA-011, is currently at process development stage to generate clinical-grade cell-therapy products for subsequent clinical studies. On July 8, 2021, the Company and the University of Pittsburgh of the Commonwealth System of Higher Education (the “University”) entered into a Corporate Research Agreement (the “University Agreement”). Pursuant to the University Agreement, for a term of two years the University agreed to use its reasonable efforts to perform academic research funded by the Company in connection with the development of point-of-care modular autonomous processing system to generate clinical-grade AVA-011, a RNA-based chimeric antigen receptor (CAR) T-cell therapy candidate (the “Project”) subject to the appointment of Dr. Yen Michael S. Hsu as Principal Investigator. During the term, the Company agreed to make eight payments of $125,000 to the University. As of December 31, 2021, the Company did not make any payment. The Company and the University shall each own an undivided, one half interest in any intellectual property rights jointly developed by both parties. The Company has been granted a worldwide, irrevocable, non-exclusive, royalty free, fully paid-up, perpetual right to use intellectual property developed by the University in connection with the Project for commercial purposes research activities and other purposes. Further, the Company will have an exclusive right of first offer to an exclusive royalty-bearing license to intellectual property developed by the University or co-developed by the Company and the University in connection with the Project.

●	ACTEX™: Stem cell-derived Avalon Clinical-grade Tissue-specific Exosomes (ACTEX™) is one of the core technology platforms that has been co-developed by Avalon GloboCare and the University of Pittsburgh Medical Center. The Company formed a strategic partnership with HydroPeptide, LLC, a leading epigenetics skin care company, to engage in co-development and commercialization of a series of clinical-grade, exosome-based cosmeceutical and orthopedic products. As part of this agreement, the Company signed a three-way Material Transfer Agreement between Avalon GloboCare, HydroPeptide and the University of Pittsburgh Medical Center.

●	AVA-Trap™: Avalon’s AVA-Trap™ therapeutic program plans to enter animal model testing followed by expedited clinical studies with the goal of providing an effective therapeutic option to combat COVID-19 and other life-threatening conditions involving cytokine storms. The Company initiated a sponsored research and co-development project with Massachusetts Institute of Technology (MIT) led by Professor Shuguang Zhang as Principal Investigator in May 2019. Using the unique QTY code protein design platform, six water-soluble variant cytokine receptors have been successfully designed and tested to show binding affinity to the respective cytokines.

For the year ended December 31, 2021 we generated revenue by providing medical related consulting services in advanced areas of immunotherapy and second opinion/referral services through our wholly-owned subsidiary Avalon (Shanghai) Healthcare Technology Co., Ltd., or Avalon Shanghai. We also own and operate rental commercial real property in New Jersey, where we are headquartered.

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

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficit of $3,078,616 as of December 31, 2021 and has incurred recurring net losses and generated negative cash flow from operating activities of $9,090,499 and $5,024,479 for the year ended December 31, 2021, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical related consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The occurrence of an uncontrollable event such as the COVID-19 pandemic had negatively impact on the Company’s operations. Our general development operations have continued during the COVID-19 pandemic and we have not had significant disruption. However, we are uncertain if the COVID-19 pandemic will impact future operations at our laboratory, or our ability to collaborate with other laboratories and universities. In addition, we are unsure if the COVID-19 pandemic will impact future clinical trials. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact the Company’s business for the year of 2022.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020

Revenues

For the year ended December 31, 2021, we had real property rental revenue of $1,203,560, as compared to $1,206,854 for the year ended December 31, 2020, a decrease of $3,294, or 0.3%. We expect that our revenue from real property rent will remain in its current level with minimal increase in the near future.

For the year ended December 31, 2021, we had medical related consulting services revenue from related party of $187,412, as compared to $170,908 for the year ended December 31, 2020, an increase of $16,504, or 9.7%. In 2021, we strengthened our efforts in expanding our services to various medical related fields. Therefore, our medical related consulting services revenue increased. We expect our revenue from medical related consulting services will remain at or near the current level for the near future.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the year ended December 31, 2021, our real property operating expenses amounted to $829,287, as compared to $851,754 for the year ended December 31, 2020, a decrease of $22,467, or 2.6%. The decrease was mainly due to a decrease in repairs and maintenance fees of approximately $16,000 and a decrease in other miscellaneous items of approximately $6,000.

Costs of medical related consulting services include the cost of labor and related benefits, travel expenses related to medical related consulting services, and other overhead costs.

For the year ended December 31, 2021, costs of medical related consulting services amounted to $147,167, as compared to $135,805 for the year ended December 31, 2020, an increase of $11,362, or 8.4%. The increase was primarily attributable to increase in medical related consulting services revenue.

Real Property Operating Income

Our real property operating income for the year ended December 31, 2021 was $374,273, representing an increase of $19,173, or 5.4%, as compared to $355,100 for the year ended December 31, 2020. The increase was mainly attributable to the decrease in real property operating expenses as described above. We expect our real property operating income will remain in its current level with minimal increase in the near future.

Gross Profit from Medical Related Consulting Services and Gross Margin

Gross profit from medical related consulting services for the year ended December 31, 2021 was $40,245, as compared to $35,103 for the year ended December 31, 2020, a change of $5,142, or 14.6%.

Gross margin increased to 21.5% for the year ended December 31, 2021 from gross margin of 20.5% for the year ended December 31, 2020. The different medical related consulting services agreement in the year ended December 31, 2021 had an effect of improving gross margin as compared to the year ended December 31 2020. We estimate that our gross margin from medical related consulting services segment will remain at its current level.

Other Operating Expenses

For the years ended December 31, 2021 and 2020, other operating expenses consisted of the following:

	Years Ended December 31,
	2021	2020
Professional fees	$4,946,696	$6,553,009
Compensation and related benefits	2,042,278	4,156,150
Research and development	1,025,009	883,855
Advertising expenses	328,565	294,352
Travel and entertainment	156,483	175,300
Directors and officers liability insurance premium	367,365	276,028
Rent and related utilities	78,547	92,370
Other general and administrative	303,405	413,158
	$9,248,348	$12,844,222

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees. During the year ended December 31, 2021, in connection with the Purchase Agreement signed on June 13, 2021, we incurred Sen Lang BVI acquisition related costs of approximately $1,375,000 which were included in professional fees and the intended acquisition was terminated on January 1, 2022. For the year ended December 31, 2021, professional fees decreased by $1,606,313, or 24.5%, as compared to the year ended December 31, 2020. The decrease was primarily attributable to a decrease in consulting fees of approximately $2,027,000 mainly due to the decrease in use of consulting service providers, and a decrease in investor relations service fees of approximately $441,000 mainly due to the decrease in use of investor relations service providers, offset by an increase in legal service fees of approximately $653,000 mainly due to increased legal service related to our potential acquisition, an increase in valuation fee for our potential acquisition of $180,000, and an increase in other miscellaneous items of approximately $29,000. We expect that our professional fees will decrease in the near future.

●	For the year ended December 31, 2021, compensation and related benefits decreased by $2,113,872, or 50.9%, as compared to the year ended December 31, 2020. The significant decrease was primarily attributable to a decrease in stock-based compensation of approximately $2,125,000 which reflected the value of options granted and vested to our management, offset by an increase in management’s compensation and related benefits of approximately $11,000. We expect that our compensation and related benefits will remain in its current level with minimal increase in the near future.

●	For the year ended December 31, 2021, research and development expenses increased by $141,154, or 16.0%, as compared to the year ended December 31, 2020. The increase was mainly attributable to we increased research and development projects in year 2021. We expect that our research and development expenses will continue to increase in the near future.

●	For the year ended December 31, 2021, advertising expenses increased by $34,213 or 11.6% as compared to the year ended December 31, 2020. The increase was primarily due to increased advertising activities. We expect that our advertising expenses will remain in its current level with minimal increase in the near future.

●	For the year ended December 31, 2021, travel and entertainment expense decreased by $18,817, or 10.7%, as compared to the year ended December 31, 2020. The decrease was mainly due to decreased business travel activities and decreased entertainment expenditure resulting from COVID-19.

●	For the year ended December 31, 2021, Directors and Officers Liability Insurance premium increased by $91,337, or 33.1%, as compared to the year ended December 31, 2020. The increase was mainly due to different insurance provider with different premium.

●	For the year ended December 31, 2021, rent and related utilities expenses decreased by $13,823, or 15.0%, as compared to the year ended December 31, 2020. The decrease was mainly due to the decreased monthly rent in Avalon Shanghai’s office.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, office supplies, and other miscellaneous items. For the year ended December 31, 2021, other general and administrative expenses decreased by $109,753, or 26.6%, as compared to the year ended December 31, 2020. The decrease was primarily attributable to a decrease in bad debt expense of approximately $47,000, a decrease in depreciation expense of approximately $50,000, and a decrease in other miscellaneous items of approximately $12,000.

Loss from Operations

As a result of the foregoing, for year ended December 31, 2021, loss from operations amounted to $8,833,830, as compared to $12,454,019 for the year ended December 31, 2020, a decrease of $3,620,189, or 29.1%.

Other Income (Expense)

Other income (expense) mainly includes interest expense and loss from equity method investment.

Other expense, net, totaled $256,669 for the year ended December 31, 2021, as compared to $225,419 for the year ended December 31, 2020, an increase of $31,250, or 13.9%, which was primarily attributable to an increase in interest expense of approximately $32,000, and an increase in loss from equity method investment of approximately $9,000, offset by a decrease in other miscellaneous expense of approximately $9,000.

Income Taxes

We did not have any income taxes expense for the years ended December 31, 2021 and 2020 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $9,090,499 for the year ended December 31, 2021, as compared to $12,679,438 for the year ended December 31, 2020, a decrease of $3,588,939 or 28.3%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $9,090,499 or $0.11 per share (basic and diluted) for the year ended December 31, 2021, as compared with $12,679,438, or $0.16 per share (basic and diluted) for the year ended December 31, 2020, a change of $3,588,939 or 28.3%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Genexosome, Avactis, and Exosome, is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing Genexosome is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $25,244 and $67,237 for the years ended December 31, 2021 and 2020, respectively. This non-cash gain had the effect of decreasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $9,065,255 and $12,612,201 for the years ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical related consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect the Company’s operations. Efforts to contain the spread of the coronavirus have intensified, including social distancing, travel bans and quarantine, and these are likely to negatively impact our tenants, employees and consultants. These, in turn, will not only impact our operations, financial condition and demand for our medical related consulting services but our overall ability to react timely to mitigate the impact of this event. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact our business for the year of 2022.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2021 and 2020, we had cash balance of approximately $808,000 and $727,000, respectively. These funds are kept in financial institutions located as follows:

Country:	December 31, 2021		December 31, 2020
United States	$767,605	95.1%	$559,711	77.0%
China	39,933	4.9%	166,866	23.0%
Total cash	$807,538	100.0%	$726,577	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2020 to December 31, 2021:

	December 31,		Changes in
	2021	2020	Amount	Percentage
Working capital deficit:
Total current assets	$1,323,042	$1,286,337	$36,705	2.9%
Total current liabilities	4,401,658	2,592,393	1,809,265	69.8%
Working capital deficit	$(3,078,616)	$(1,306,056)	$(1,772,560)	135.7%

Our working capital deficit increased by $1,772,560 to $3,078,616 at December 31, 2021 from $1,306,056 at December 31, 2020. The increase in working capital deficit was primarily attributable to a decrease in prepaid expenses and other current assets of approximately $101,000, an increase in accrued professional fees of approximately $669,000, mainly due to an increase in professional services providers, an increase in accrued research and development fees of approximately $415,000, an increase in accrued payroll liability and directors’ compensation of approximately $153,000, an increase in accrued liabilities and other payables – related parties of approximately $200,000, and an increase in note payable – related party of $390,000, offset by an increase in prepaid professional fees of approximately $108,000.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The following summarizes the key components of our cash flows for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(5,024,479)	$(7,546,100)
Net cash used in investing activities	(68,135)	(169,185)
Net cash provided by financing activities	5,170,132	7,664,281
Effect of exchange rate on cash	3,443	12,690
Net increase (decrease) in cash	$80,961	$(38,314)

Net cash flow used in operating activities for the year ended December 31, 2021 was $5,024,479, which primarily reflected our consolidated net loss of approximately $9,090,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in operating lease obligation of approximately $121,000, offset by an increase accrued liabilities and other payables of approximately $1,331,000, and an increase in accrued liabilities and other payables – related parties of approximately $200,000, and the non-cash items adjustment primarily consisting of depreciation of approximately $312,000, amortization of right-of-use asset of approximately $127,000, and stock-based compensation and service expense of approximately $2,110,000.

Net cash flow used in operating activities for the year ended December 31, 2020 was $7,546,100, which primarily reflected our consolidated net loss of approximately $12,679,000, and the changes in operating assets and liabilities, primarily consisting of an increase in prepaid expenses and other current assets of approximately $207,000, a decrease in accrued liabilities and other payables of approximately $846,000, offset by a decrease in accounts receivable – related party of approximately $217,000, an increase in accrued liabilities and other payables – related parties of approximately $119,000, and the non-cash items adjustment primarily consisting of depreciation of approximately $315,000, and stock-based compensation and service expense of approximately $5,494,000.

We expect our cash used in operating activities to increase due to the following:

●	the development and commercialization of new products;

●	an increase in professional staff and services; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities was $68,135 for the year ended December 31, 2021 as compared to $169,185 for the year ended December 31, 2020. During the year ended December 31, 2021, we made payments for purchase of property and equipment of approximately $18,000 and for improvement of commercial real estate of approximately $10,000, and made additional investment in equity method investment of approximately $40,000. During the year ended December 31, 2020, we made payment for improvement of commercial real estate of approximately $111,000 and made additional investment in equity method investment of approximately $58,000.

Net cash flow provided by financing activities was $5,170,132 for the year ended December 31, 2021 as compared to $7,664,281 for the year ended December 31, 2020. During the year ended December 31, 2021, we received proceeds from related party borrowings of approximately $2,550,000 and net proceeds from equity offering of approximately $2,620,000 (net of cash paid for commission and other offering costs of approximately $240,000). During the year ended December 31, 2020, we received proceeds from related party borrowings of $600,000 and net proceeds from equity offering of approximately $7,264,000 (net of cash paid for commission and other offering costs of approximately $540,000), offset by repayments made for note payable – related party of $200,000.

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

In the third quarter of 2019, we had secured a $20 million credit facility (Line of Credit) provided by our Chairman, Wenzhao Lu. The unsecured credit facility bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. As of December 31, 2021, the total principal amount outstanding under the Credit Line was $2.8 million and we have approximately $14.2 million remaining available under the Line Credit.

On December 13, 2019, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. As of April 6, 2020, the aggregate market value of our outstanding common stock held by non-affiliates, or public float, was $39,564,237, based on 23,691,160 shares of our outstanding common stock that were held by non-affiliates on such date and a price of $1.67 per share, which was the price at which our common stock was last sold on The Nasdaq Capital Market on February 19, 2020 (a date within 60 days of the date hereof), calculated in accordance with General Instruction I.B.6 of Form S-3. We have not offered any securities pursuant to General Instruction I.B.6 of Form S-3 in the 12 calendar months preceding the date of this prospectus supplement. We filed a prospectus supplement to amend and supplement the information in our prospectus and original prospectus supplement based on the amount of securities that we are eligible to sell under General Instruction I.B.6 of Form S-3. After giving effect to the $13,000,000 offering limit imposed by General Instruction I.B.6 of Form S-3, we may offer and sell additional shares of our common stock having an aggregate offering price of up to $13,000,000 from time to time through Jefferies acting as our sales agent in accordance with the terms of the sales agreement. As of December 31, 2021, we sold a total of 6,258,846 shares of our common stock through Jefferies with an aggregate offering price of $9,938,140 and we have approximately $5.0 million offering price remaining available under the Sales Agreement.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2021, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating lease commitment	$169,722	$163,128	$6,594	$-	$-
Acquisition consideration	100,000	100,000	-	-	-
Borrowings from related party (principal)	3,140,262	390,000	2,750,262	-	-
Accrued interest – related party	368,433	368,433	-	-	-
Epicon equity investment obligation	824,431	274,810	549,621	-	-
AVAR joint venture commitment	10,786,671	786,671	5,000,000	5,000,000	-
Total	$15,389,519	$2,083,042	$8,306,477	$5,000,000	$-

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the year ended December 31, 2021 and 2020, we had an unrealized foreign currency translation gain of approximately $25,000 and $67,000, respectively, because of changes in the exchange rate.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. During evaluation of disclosure controls and procedures as of December 31, 2021 conducted as part of our annual audit and preparation of our annual financial statements, the CEO and CFO conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective due to the lack of segregation of duties resulting from our small size.

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

Management regularly assesses controls and did so most recently for our financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to the lack of segregation of duties resulting from our small size. In addition, due to the lack of segregation of duties and limited resources, the Company has a small accounting staff to prepare and review its financial statements.

In light of the material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weakness, our consolidated financial statements for the year ended December 31, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Nasdaq Notice

On February 9, 2022, the Company received notice from The Nasdaq Stock Market (“Nasdaq”) that the closing bid price for the Company’s common stock had been below $1.00 per share for the previous 30 consecutive business days, and that the Company is therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Rule”). Nasdaq’s notice has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market. The notice indicates that the Company will have 180 calendar days, until August 8, 2022, to regain compliance with this requirement. The Company can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of its common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days during the 180-day compliance period. If the Company does not regain compliance during the initial compliance period, it may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of its publicly held shares and all other Nasdaq initial listing standards, except the bid price requirement, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company is not eligible or it appears to Nasdaq that the Company will not be able to cure the deficiency during the second compliance period, Nasdaq will provide written notice to the Company that the Company’s common stock will be subject to delisting. In the event of such notification, the Company may appeal Nasdaq’s determination to delist its securities, but there can be no assurance that Nasdaq would grant the Company’s request for continued listing. The Company intends to actively monitor the minimum bid price of its common stock and may, as appropriate, consider available options to regain compliance with the Rule. There can be no assurance that the Company will be able to regain compliance with the Rule or will otherwise be in compliance with other Nasdaq listing criteria.

A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing.

2022 Convertible Note

On March 28, 2022, the Company entered into Securities Purchase Agreement with an accredited investor providing for the sale by the Company to the investor of a Convertible Note in the amount of $4,000,000 (the “2022 Convertible Note”). In addition to the 2022 Convertible Note, the investor will also receive a Stock Purchase Warrant (the “2022 Warrant”) to acquire an aggregate of 1,333,333 shares of common stock. The 2022 Warrants will be exercisable for five years at an exercise price of $1.25. The financing will close on or about April 15, 2022.

The 2022 Convertible Note will bear interest at 1% per annum payable at maturity and matures ten years from issuance. The investor may elect to convert all or part of the 2022 Convertible Note, plus accrued interest, at any time into shares of common stock of the Company at a conversion price equal to 95% of the average of the highest three trading prices for the common stock during the 20-trading day period ending one trading day prior to the conversion date but in no event will the conversion price be lower than $0.75 per share.

The investor agreed to restrict its ability to convert the 2022 Convertible Note and exercise the 2022 Warrants and receive shares of common stock such that the number of shares of common stock held by the investor after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. Further, Investor agreed to not sell or transfer any or all of the shares of common stock underlying the 2022 Convertible Note or the 2022 Warrant for a period of 90 days beginning on the closing date (the “Lock-Up Period”). Following the expiration of the Lock-Up Period, the investor has agreed to limit its sale or transfer of such shares of common stock to a maximum monthly amount equal to 20% of the shares of common stock issuable upon conversion of the 2022 Convertible Note. The Company agreed to use its reasonable best efforts to file a registration statement on Form S-3 (or other appropriate form) providing for the resale by the investor of the shares of common stock underlying the 2022 Convertible Note and the 2022 Warrant.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding our executive officers and directors as of the date hereof:

Name	Age	Position

Wenzhao Lu	64	Chairman of the Board of Directors

David Jin, MD, PhD	54	Chief Executive Officer, President and Director

Meng Li	44	Chief Operating Officer, Secretary and Director

Luisa Ingargiola	54	Chief Financial Officer

Steven A. Sanders	76	Director

Yancen Lu	47	Director

Wilbert J. Tauzin II	78	Director

William B. Stilley, III	54	Director

Tevi Troy	54	Director

Yue “Charles” Li	48	Director

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

Luisa Ingargiola, Chief Financial Officer

Luisa Ingargiola is our Chief Financial Officer. Ms Ingargiola has significant experience serving as Chief Financial Officer or Audit Chair for multiple NASDAQ and NYSE companies. She currently serves as Director and Audit Chair for several public companies including ElectraMeccanica (NASDAQ:SOLO), AgEagle (NYSE:UAVS) and Progress Acquisition Corporation (NASDAQ:PGRWU). From 2007 through 2016, Ms. Ingargiola served as the Chief Financial Officer and then Director at MagneGas Corporation (Nasdaq: MNGA. Prior to 2007, Ms. Ingargiola held various roles as Budget Director and Investment Analyst in several private companies. Ms. Ingargiola graduated in 1989 from Boston University with a Bachelor’s degree in Business Administration and a concentration in Finance. In 1996, she received her MBA in Health Administration from the University of South Florida. Ms. Ingargiola is qualified to serve as a Chief Financial Officer because of her extensive knowledge corporate governance, regulatory requirements, executive leadership and knowledge of, and experience in, financing and M&A transactions.

Steven A. Sanders, Director

Steven A. Sanders is a member of the Board of Directors. Since January 2017, Mr. Sanders has been Of Counsel to the law firm of Ortoli Rosenstadt LLP. From July 2007 until January 2017, Mr. Sanders was a Senior Partner of Ortoli Rosenstadt LLP. From January 1, 2004 until June 30, 2007, he was Of Counsel to the law firm of Rubin, Bailin, Ortoli, LLP. From January 1, 2001 to December 31, 2003, he was Counsel to the law firm of Spitzer & Feldman PC. Mr. Sanders also serves as a Director of Helijet International, Inc. and Electrameccanica Vehicles Corp. (NASDAQ:SOLO). Additionally, he has been a director at the American Academy of Dramatic Arts since October 2013 and has been a director of the Bay Street Theater since February 2015. Mr. Sanders received his JD from Cornell University and his BBA from The City College of New York. Mr. Sanders is qualified to serve as a director because of his corporate, securities and international law experience, including working with companies in the life sciences industry.

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

Wilbert J. Tauzin II, Director

Wilbert J. Tauzin II is a member of the Board of Directors. From December 2010 until March 1, 2014, Congressman Tauzin served as Special Legislative Counsel to Alston & Bird LLP. From December 2004 to June 2010, Congressman Tauzin was President and Chief Executive Officer of the Pharmaceutical Research and Manufacturers of America, a trade group that serves as one of the pharmaceutical industry’s top lobbying groups. He served 12.5 terms in the U.S. House of Representatives, representing Louisiana’s 3rd Congressional District. From January 2001 through February 2004, Congressman Tauzin served as Chairman of the House Committee on Energy and Commerce. He also served as a senior member of the House Resources Committee and Deputy Majority Whip. Prior to serving as a member of Congress, Congressman Tauzin was a member of the Louisiana State Legislature, where he served as Chairman of the House Natural Resources Committee and Chief Administration Floor Leader. He served as Lead Independent Director of LHC Group, a publicly traded provider of quality home health care, from 2005 to 2021 and retains the role of Lead Independent Emeritus today. The Congressman also served on the Board of Entergy, a Fortune 500 company. In addition, the Congressman chartered a Louisiana State Savings and Loan Association and Chaired its first Board. He received a Bachelor of Arts Degree from Nicholls State University and a Juris Doctor degree from Louisiana State University. Congressman Tauzin is qualified to serve as a director because of his extensive knowledge of the pharmaceutical industry and his experience as a director of several publicly-traded and privately-held companies.

William B. Stilley, III, Director

William B. Stilley is a member of the Board of Directors. Mr. Stilley has been the chief executive officer and member of the board of directors of Adial Pharmaceuticals, Inc. since December 2010. From August 2008 until December 2010, he was the vice president, business development and strategic projects at Clinical Data, Inc. (NASDQ: CLDA). In September 2021, Mr. Stilley was appointed to serve as a member of the board of directors of Sysorex, Inc., where he serves as chair of the audit committee. From February 2002, Mr. Stilley was the COO and CFO of Adenosine Therapeutics, LLC until certain assets of Adenosine Therapeutics were acquired by Clinical Data, Inc. in August 2008. Mr. Stilley has advised both public and private companies on financing and M&A transactions, has been the interim CFO of a public company, the interim Chief Business Officer and then Advisor for Diffusion Pharmaceuticals from September 2015 through March 2018, and the COO and CFO of a number of private companies. Before entering the business community, Mr. Stilley served as Captain in the U.S. Marine Corps. Mr. Stilley has an MBA with honors from the Darden School of Business and a B.S. in Commerce/Marketing from the McIntire School of Commerce at the University of Virginia. He currently serves on the Advisory Board of Virginia BIO, the statewide biotechnology organization. Mr. Stilley is qualified to serve as a director because of his extensive knowledge of the biotechnology industry, significant executive leadership and operational experience, and knowledge of, and experience in, financing and M&A transactions.

Tevi Troy, Director

Tevi Troy is a member of the Board of Directors and a former Deputy Secretary of the U.S. Department of Health and Human Services. Dr. Troy is a Senior Fellow at the Bipartisan Policy Center in Washington. He has previously been the founder and CEO of the American Health Policy Institute and a Senior Fellow at Hudson Institute. On August 3, 2007, Dr. Troy was unanimously confirmed by the U.S. Senate as the Deputy Secretary of HHS. As Deputy Secretary, Dr. Troy was the chief operating officer of the largest civilian department in the federal government, with a budget of $716 billion and over 67,000 employees. Dr. Troy has extensive White House experience, having served in several high-level positions over a five-year period, culminating in his service as Deputy Assistant and then Acting Assistant to the President for Domestic Policy. Dr. Troy has held high-level positions on Capitol Hill as well. From 1998 to 2000, Dr. Troy served as the Policy Director for Senator John Ashcroft. From 1996 to 1998, Dr. Troy was Senior Domestic Policy Adviser and later Domestic Policy Director for the House Policy Committee, chaired by Christopher Cox. In addition to his senior level government work and health care expertise, Dr. Troy is also a best-selling presidential historian and the author of five books, including, most recently, “Fight House: Rivalries in the White House from Truman to Trump,” which the Wall Street Journal listed as one of the top political books of 2020. Dr. Troy’s many other affiliations include: contributing editor for Washingtonian magazine; member of the publication committee of National Affairs; member of the Board of Fellows of the Jewish Policy Center; a Senior Fellow at the Potomac Institute; and a member of the Bipartisan Commission on Biodefense. Dr. Troy has a B.S. in Industrial and Labor Relations from Cornell University and an M.A and Ph.D. in American Civilization from the University of Texas at Austin. Dr. Troy is qualified to serve as a director because of his extensive knowledge of the healthcare industry and his significant leadership experience.

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

During 2021, the Nominating and Corporate Governance Committee did not meet. The Governance Committee is governed by a written charter approved by our board of directors. A copy of the Governance Committee’s charter is posted on the Company’s website at www.avalon-globocare.com in the “Investors” section of the website. In identifying potential independent board of directors’ candidates with significant senior-level professional experience, the Governance Committee solicits candidates from the board of directors, senior management and others and may engage a search firm in the process. The Governance Committee reviews and narrows the list of candidates and interviews potential nominees. The final candidate is also introduced and interviewed by the board of directors and the lead director if one has been appointed. In general, in considering whether to recommend any particular candidate for inclusion in our board of directors’ slate of recommended director nominees, the Governance Committee will apply the criteria set forth in our corporate governance guidelines. These criteria include the candidate’s integrity, business acumen, commitment to understanding our business and industry, experience, conflicts of interest and the ability to act in the interests of our stockholders. Further, specific consideration is given to, among other things, diversity of background and experience that a candidate would bring to our board of directors. The Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities. Stockholders may recommend individuals to the Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials to our Governance Committee. Assuming that appropriate biographical and background material has been provided on a timely basis, the Governance Committee will evaluate stockholder recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

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

During the year ended December 31, 2021, the audit committee met four times. A copy of the Audit Committee’s charter is posted on the Company’s website at www.avalon-globocare.com   in the “Investors” section of the website.

Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law.

Compensation Committee

Our compensation committee consists of Yancen Lu, Steven Sanders and Tevi Troy. Our board of directors has determined that each of the members are an “independent director” as defined by the Nasdaq rules applicable to members of a compensation committee. The Compensation Committee is responsible for establishing the compensation of our senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits as well as director compensation. The Compensation Committee also administers our equity incentive plans. During the year ended December 31, 2021, the Compensation Committee did not meet. The Compensation Committee is governed by a written charter approved by the board of directors. A copy of the Compensation Committee’s charter is posted on the Company’s website at www.avalon-globocare.com in the “Investors” section of the website. The Compensation Committee works with the Chairman of the Board and Chief Executive Officer and reviews and approves compensation decisions regarding senior management including compensation levels and equity incentive awards. The Compensation Committee also approves employment and compensation agreements with our key personnel and directors. The Compensation Committee has the power and authority to conduct or authorize studies, retain independent consultants, accountants or others, and obtain unrestricted access to management, our internal auditors, human resources and accounting employees and all information relevant to its responsibilities.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock. Such officers, directors, and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2021 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and Chief Operation Officer during the last two (2) years. No other executive officer received compensation in excess of $100,000 during the fiscal year ended December 31, 2021.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Dr. David Jin	2021	360,000	-	-	-	-	-	360,000
CEO	2020	360,000	-	642,584	-	-	-	1,002,584
Luisa Ingargiola	2021	350,000	-	-	-	-	-	350,000
CFO	2020	350,000	-	712,028	-	-	-	1,062,028
Meng Li	2021	340,000	-	-	-	-	-	340,000
COO	2020	340,000	-	481,942	-	-	-	821,942

Employment Agreements

David Jin

On December 1, 2016, the Company entered into an Executive Employment Agreement with David Jin, the Company’s CEO and President. Pursuant to the agreement, Mr. Jin will be employed as President and Chief Executive Officer of the Company which agreement had a term initially through November 30, 2017 unless earlier terminated pursuant to the terms of the agreement. On February 20, 2020, the Company entered into a Letter Agreement with Dr. Jin pursuant to which the term of Dr. Jin’s Executive Employment Agreement was extended an additional three years and granted Dr. Jin a Stock Option to acquire 400,000 shares of common stock at an exercise price of $1.52 per share for a period of ten years.

During the term of the agreement, Mr. Jin is entitled to a base salary and will be eligible for a discretionary performance bonus, equity awards and to participate in employee benefits plans as the Company may institute from time to time at the discretion of the Company’s Board of Directors. On January 3, 2019, the Company entered into a Letter Agreement with Dr. Jin, pursuant to which his annual base salary set forth in his employment agreement was increased to $360,000 effective January 1, 2019. Further, the Company agreed to grant Dr. Jin additional stock options to acquire 150,000 shares of common stock at an exercise price of $2.00 per share. Pursuant to the agreement, Mr. Jin may be terminated for “cause” as defined and Mr. Jin may resign for “good reason” as defined. In the event Mr. Jin is terminated without cause or resigns for good reason, the Company will be required to pay Mr. Jin all accrued salary and bonuses, reimbursement for all business expenses and Mr. Jin’s salary for one year. In the event Mr. Jin is terminated with cause, resigns without good reason, dies or is disabled, the Company will be required to pay Mr. Jin all accrued salary and bonuses and reimbursement for all business expenses. Under the agreement Mr. Jin is subject to confidentiality, non-compete and non-solicitation restrictions.

Meng Li

On January 11, 2017, Avalon Shanghai entered into an Executive Employment Agreement with Meng Li, the Company’s COO and Secretary. Pursuant to the agreement, Ms. Li will be employed as Chief Operating Officer and President of Avalon Shanghai initially through November 30, 2019, unless earlier terminated pursuant to the terms of the agreement. On February 20, 2020, the Company entered into a Letter Agreement with Meng Li pursuant to which the term of Ms. Li’s Executive Employment Agreement entered between the Company’ subsidiary and Ms. Li dated January 11, 2017 was extended an additional three years and granted Ms. Li a Stock Option to acquire 300,000 shares of common stock at an exercise price of $1.52 per share for a period of ten years.

During the term of the agreement, Ms. Li is be entitled to a base salary and will be eligible for a discretionary performance bonus, equity awards and to participate in employee benefits plans as the Avalon Shanghai may institute from time to time at the discretion of its Board of Directors. On January 3, 2019, the Company entered into a Letter Agreement with Ms. Li, pursuant to which her annual base salary set forth in her employment agreement was increased to $340,000 effective January 1, 2019. Further, the Company agreed to grant Ms. Li stock options to acquire 150,000 shares of common stock at an exercise price of $2.00 per share. Pursuant to the agreement, Ms. Li may be terminated for “cause” as defined and Ms. Li may resign for “good reason” as defined. In the event Ms. Li is terminated without cause or resigns for good reason, Avalon Shanghai will be required to pay Ms. Li all accrued salary and bonuses, reimbursement for all business expenses and Ms. Li’s salary for one year. In the event Ms. Li is terminated with cause, resigns without good reason, dies or is disabled, Avalon Shanghai will be required to pay Ms. Li all accrued salary and bonuses and reimbursement for all business expenses. Under the agreement Ms. Li is subject to confidentiality, non-compete and non-solicitation restrictions.

Luisa Ingargiola

On February 21, 2017, Ms. Ingargiola and the Company entered into an Executive Retention Agreement effective February 9, 2017 pursuant to which Ms. Ingargiola agreed to serve as Chief Financial Officer in consideration of an annual salary. On January 3, 2019, the Company entered into a Letter Agreement with Ms. Ingargiola, pursuant to which her annual base salary set forth in her employment agreement was increased to $350,000 effective January 1, 2019. The Company has agreed to provide a bonus of 50% of her base salary upon the Company timely filing its annual report on Form 10-K for the year ended December 31, 2017 and the Company raising gross proceeds of $20 million in debt and/or equity capital and a bonus of 100% of her base salary upon the Company achieving (i) any merger or sale of the Company or its assets, (ii) the Company achieving adjusted EBITDA of $10 million in a fiscal year, (iii) the Company achieving a listing on a national exchange and then or subsequently raising gross proceeds in the amount of $10 million. The Company also granted Ms. Ingargiola a Stock Option to acquire two million shares of common stock of the Company at an exercise price of $0.50 per share for a period of ten years. The Stock Options vest in 36 equal tranches commencing on the grant date. The Company and Ms. Ingargiola also entered into an Indemnification Agreement.

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

Option Exercises and Stock Vested

There were no options exercised by our executive officers or stock vested to our executive officers during the year ended December 31, 2021.

Outstanding Equity Awards

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2021, and each person who served as an executive officer of the Company as of December 31, 2021:

Outstanding Equity Awards
	Option Awards					Stock Awards
Name and principal position	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Options exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Luisa Ingargiola, CFO	-	-	-	-	-	-	-	-	-
David Jin, CEO	-	-	-	-	-	-	-	-	-
Meng Li, COO	-	-	-	-	-	-	-	-	-

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

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-equity Incentive Plan Compensation $	Change in Pension Value and Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Yue (Charles) Li (1)	60,000	-	76,185	-	-	-	136,185
Yancen Lu (2)	70,000	-	76,185	-	-	-	146,185
Wilbert Tauzin (3)	-	-	163,858	-	-	-	163,858
Wenzhao Lu	100,000	-	-	-	-	-	100,000
David Jin	-	-	-	-	-	-	-
Meng Li	-	-	-	-	-	-	-
Steven Sanders (4)	70,000	-	76,185	-	-	-	146,185
Tevi Troy (5)	60,000	-	76,185	-	-	-	136,185
William Stilley (6)	70,000	-	76,185	-	-	-	146,185

(1)	Mr. Li’s 2021 compensation consisted of cash of $60,000 and 80,000 options vested and valued at $76,185.
(2)	Mr. Lu’s 2021 compensation consisted of cash of $70,000 and 80,000 options vested and valued at $76,185.
(3)	Mr. Tauzin’s 2021 compensation consisted of 200,000 options vested and valued at $163,858.
(4)	Mr. Sanders’s 2021 compensation consisted of cash of $70,000 and 80,000 options vested and valued at $76,185.
(5)	Mr. Troy’s 2021 compensation consisted of cash of $60,000 and 80,000 options vested and valued at $76,185.
(6)	Mr. Stilley’s 2021 compensation consisted of cash of $70,000 and 80,000 options vested and valued at $76,185.

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

The following table sets forth certain information, as of March 29, 2022 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. The numbers below reflect a 1:4 reverse stock split implemented on October 18, 2016. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Wenzhao Lu* (3)	32,445,161	33.9%
David Jin, MD, PhD* (4)	16,000,000	16.7%
Meng Li* (5)	5,600,000	5.9%
Luisa Ingargiola* (6)	2,400,000	2.5%
Yancen Lu* (7)	5,450,000	5.7%
Steven A. Sanders* (8)	250,000	**
Wilbert J. Tauzin II* (9)	700,000	**
William B. Stilley III* (10)	250,000	**
Tevi Troy* (11)	250,000	**
Yue (Charles) Li* (12)	210,000	**
All officers and directors as a group (10 persons)	63,555,161	66.5%

*	Officer and/or director of our company.
**	Less than 1.0%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Avalon GloboCare Corp., 4400 Route 9 South, Suite 3100, Freehold, New Jersey 07728.
(2)

Applicable percentage ownership is based on 88,625,709 shares of common stock outstanding as of March 29, 2022, together with securities exercisable or convertible into shares of common stock within 60 days of March 29, 2022 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Wenzhao Lu holds (i) 30,945,161 shares of common stock and (ii) 1,500,000 vested options to acquire 1,500,000 shares of common stock of our company.
(4)	David Jin holds (i) 15,450,000 shares of common stock and (ii) 550,000 vested options to acquire 550,000 shares of common stock of our company.
(5)	Meng Li holds (i) 5,150,000 shares of common stock and (ii) 450,000 vested options to acquire 450,000 shares of common stock of our company.

(6)	Represents 2,400,000 vested options to acquire 2,400,000 shares of common stock of our company.
(7)	Yancen Lu holds (i) 5,000,000 shares of common stock and (ii) 450,000 options, of which 430,000 shares have vested and an additional 20,000 shares shall vest within 60 days.
(8)	Represents stock option to acquire 250,000 shares of common stock of our company, which included 20,000 shares to be vested within 60 days.
(9)	Represents stock option to acquire 700,000 shares of common stock of our company, which included 10,000 shares to be vested within 60 days.
(10)	Represents stock option to acquire 250,000 shares of common stock of our company, which included 20,000 shares to be vested within 60 days.
(11)	Represents stock option to acquire 250,000 shares of common stock of our company, which included 20,000 shares to be vested within 60 days.
(12)	Represents stock option to acquire 210,000 shares of common stock of our company, which included 20,000 shares to be vested within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Rental Revenue from Related Party and Rent Receivable – Related Party

The Company leases space of its commercial real property located in New Jersey to a company, which is controlled by Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors. The term of the related party lease agreement is five years commencing on May 1, 2021 and will expire on April 30, 2026. For the year ended December 31, 2021, the related party rental revenue amounted to $33,600, and has been included in real property rental on the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2021, the related party rent receivable totaled $33,600 and no allowance for doubtful accounts was deemed to be required on rent receivable – related party at December 31, 2021.

Medical Related Consulting Services Revenue from Related Parties

During the years ended December 31, 2021 and 2020, medical related consulting services revenue from related parties was as follows:

	Years Ended December 31,
	2021	2020
Medical related consulting services provided to:
Hebei Daopei *	$187,412	$-
Shanghai Daopei *	-	170,908
	$187,412	$170,908

*	Hebei Daopei and Shanghai Daopei are subsidiaries of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Beijing Genexosome for a cash payment of $450,000. As of December 31, 2021 and 2020, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

As of December 31, 2021 and 2020, the accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, amounted to $368,433 and $167,956, respectively, and have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Borrowings from Related Party

Promissory Note

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and Chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022. The Company repaid principal of $410,000 and $200,000 in the third quarter of 2019 and second quarter of 2020, respectively. As of December 31, 2021 and 2020, the outstanding principal balance was $390,000.

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

In the years ended December 31, 2021 and 2020, activity recorded for the Line of Credit is summarized in the following table:

Outstanding principal under the Line of Credit at January 1, 2020	$2,600,000
Draw down from Line of Credit	600,000
Outstanding principal under the Line of Credit at December 31, 2020	3,200,000
Draw down from Line of Credit	2,550,262
Settlement pursuant to Debt Settlement Agreement and Release *	(3,000,000)
Outstanding principal under the Line of Credit at December 31, 2021	$2,750,262

*	On December 21, 2021, the Company and Mr. Lu entered into and closed a Debt Settlement Agreement and Release pursuant to which the $3.0 million debt was settled by issuance of the Company’s 2,400,000 shares of common stock. The 2.4 million shares issued had a fair value of $3 million.

For the years ended December 31, 2021 and 2020, the interest expense related to above borrowings amounted to $200,477 and $168,762, respectively, and has been included in interest expense – related party on the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2021 and 2020, the related accrued and unpaid interest for above borrowings was $368,433 and $167,956, respectively, and has been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Common Shares Sold to Related Party

On April 1, 2020, the Company sold 645,161 shares of its common stock to WLM Limited (“WLM”), an entity owned by Wenzhao Lu, Chairman of the Board of Directors of the Company, at a price per share of $1.55, the fair market value on transaction date, for an aggregate purchase price of $1,000,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum LLP served as our independent auditors for the years ended December 31, 2021 and 2020.

Aggregate fees billed to the Company for professional services rendered by Marcum LLP during the last two years were as follows:

	Years Ended December 31,
	2021	2020
Audit Fees	$223,229	$252,144
Audit Related Fees	-	-
Tax Fees	-	15,450
All Other Fees	-	-
Totals	$223,229	$267,594

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in 2021 or 2020.

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

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the auditor. The Audit Committee has approved all audit and permitted non-audit services performed by the auditor for the year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description

1.1	Open Market Sale AgreementSM, dated as of December 13, 2019, by and between Avalon GloboCare Corp. and Jefferies LLC. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2019)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2016)

4.2 †	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.5	Warranty Agreement between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.6	Form of Subscription Agreement between Avalon GloboCare Corp. and the October 2017 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

4.7	Form of Warrant to Boustead Securities, LLC in connection with the private placements (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 27, 2018)

4.8	Form of Warrant (April 2019) (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

4.9*	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.2 †	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2016)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership, as Seller, and Avalon GloboCare Corp., as Buyer dated as of December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2016)

10.4 †	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li dated January 11, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2017)

10.5 †	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.6 †	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.7 †	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.8 †	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.12	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation) (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017)

10.13	Securities Purchase Agreement between Avalon GloboCare Corp. and Genexosome Technologies Inc. dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.14	Asset Purchase Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.15	Stock Purchase Agreement between Genexosome Technologies Inc., Beijing Jieteng (Genexosome) Biotech Co. Ltd. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.16 †	Executive Retention Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.18 †	Director Agreement by and between Avalon GloboCare Corp. and Wilbert J. Tauzin II dated November 1, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.19	Agreement between Avalon GloboCare Corp. and Tauzin Consultants, LLC dated November 1, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.20 †	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated April 3, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.21 †	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 3, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.22	Advisory Service Contract between Ludaopei Hematology Research Institute Co., Ltd. and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 1, 2018 (English translation) (Incorporated by reference to that Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 19, 2018)

10.23	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the April 2018 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2018)

10.24	Supplementary Agreement Related to Share Subscription by and between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang dated April 23, 2018 (English translation) (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

10.25	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated May 3, 2018 (English translation) (incorporated by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018)

10.26 †	Director Agreement by and between Avalon GloboCare Corp. and Tevi Troy dated June 4, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.27	Joint Venture Agreement by and between Avalon (Shanghai) Healthcare Technology Co., Ltd. and Jiangsu Unicorn Biological Technology Co., Ltd. dated May 29, 2018 (English translation) (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.28 †	Director Agreement by and between Avalon GloboCare Corp. and William Stilley, III dated July 5, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2018)

10.29 †	Director Agreement by and between Avalon GloboCare Corp. and Steven A. Sanders dated July 30, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2018)

10.30	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated August 3, 2018 (English translation) (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.31	Strategic Partnership Agreement between Avalon GloboCare Corp. and Weill Cornell Medical College of Cornell University dated August 6, 2018 (incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.32	Equity Joint Venture Agreement by and between Avactis Biosciences, Inc., a wholly-owned subsidiary of Avalon GloboCare Corp., and Arbele Limited for the establishment of AVAR (China) BioTherapeutics Ltd. dated October 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

10.33	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated January 3, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.34	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated January 3, 2019 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.35	Letter Agreement by and between Avalon (Shanghai) Healthcare Technology Co. Ltd. and Meng Li dated January 3, 2019 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.36	Promissory Note issued to Daniel Lu dated Mach 18, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2019)

10.37†	Director Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.38†	Director Agreement by and between Avalon GloboCare Corp. and Yue “Charles” Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.39	Form of Securities Purchase Agreement dated April 25, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

10.40	Revolving Line of Credit Agreement dated as of August 29, 2019 between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated August 29, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019)

10.41	Form of Warrant Redemption and Cancellation Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.42	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated February 20, 2020 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.43	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated February 20, 2020 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.44	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 20, 2020 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.45	Debt Settlement Agreement and Release between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2021)

10.46	Corporate Research Agreement by and between Avalon GloboCare Corp. and the University of Pittsburgh of the Commonwealth System of Higher Education dated July 8, 2021 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2021)

10.47*	Form of Securities Purchase Agreement dated March 28, 2022

10.48*	Form of Convertible Note – March 2022

10.49*	Loan Extension and Modification Agreement between Avalon GloboCare Corp. and Wenzhao Lu dated March 28, 2022

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 20, 2018)

23.1*	Consent of Independent Registered Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.

Dated: March 30, 2022	By:	/s/ David Jin
	Name:	David Jin
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: March 30, 2022	By:	/s/ Luisa Ingargiola
	Name:	Luisa Ingargiola
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 30, 2022, on behalf of the registrant and in the capacities indicated.

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
Yue “Charles” Li

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Avalon GloboCare Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avalon GloboCare Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 30, 2022

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS

CURRENT ASSETS:
Cash	$807,538	$726,577
Rent receivable	33,618	35,395
Rent receivable - related party	33,600	-
Deferred financing costs, net	138,631	222,141
Prepaid professional fees	186,609	78,639
Prepaid expenses and other current assets	123,046	223,585

Total Current Assets	1,323,042	1,286,337

NON-CURRENT ASSETS:
Rent receivable - noncurrent portion	163,211	111,840
Deferred financing costs - noncurrent portion, net	74,648	-
Security deposit	20,271	-
Deferred leasing costs	109,792	144,197
Operating lease right-of-use assets, net	145,303	137,333
Property and equipment, net	361,547	479,115
Investment in real estate, net	7,528,770	7,685,686
Equity method investment	515,632	521,758

Total Non-current Assets	8,919,174	9,079,929

Total Assets	$10,242,216	$10,366,266

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$1,881,349	$1,212,822
Accrued research and development fees	928,111	513,533
Accrued payroll liability and directors’ compensation	307,043	154,292
Accrued liabilities and other payables	275,320	367,411
Accrued liabilities and other payables - related parties	468,433	267,956
Operating lease obligation	151,402	76,379
Note payable - related party	390,000	-

Total Current Liabilities	4,401,658	2,592,393

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	5,901	66,954
Note payable - related party	-	390,000
Loan payable - related party	2,750,262	3,200,000

Total Non-current Liabilities	2,756,163	3,656,954

Total Liabilities	7,157,821	6,249,347

Commitments and Contingencies (Note 17)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at December 31, 2021 and 2020	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 88,975,169 shares issued and 88,455,169 shares outstanding at December 31, 2021; 82,795,297 shares issued and 82,275,297 shares outstanding at December 31, 2020	8,898	8,279
Additional paid-in capital	54,888,559	46,856,447
Less: common stock held in treasury, at cost; 520,000 shares at and December 31, 2021 and 2020	(522,500)	(522,500)
Accumulated deficit	(51,131,874)	(42,041,375)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(165,266)	(190,510)
Total Avalon GloboCare Corp. stockholders’ equity	3,084,395	4,116,919
Non-controlling interest	-	-

Total Equity	3,084,395	4,116,919

Total Liabilities and Equity	$10,242,216	$10,366,266

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2021	2020

REVENUES
Real property rental	$1,203,560	$1,206,854
Medical related consulting services - related party	187,412	170,908
Total Revenues	1,390,972	1,377,762

COSTS AND EXPENSES
Real property operating expenses	829,287	851,754
Medical related consulting services - related party	147,167	135,805
Total Costs and Expenses	976,454	987,559

Real property operating income	374,273	355,100
Gross profit from medical related consulting services - related party	40,245	35,103
Total Gross Profit	414,518	390,203

OTHER OPERATING EXPENSES:
Professional fees	4,946,696	6,553,009
Compensation and related benefits	2,042,278	4,156,150
Research and development expenses	1,025,009	883,855
Other general and administrative	1,234,365	1,251,208

Total Other Operating Expenses	9,248,348	12,844,222

LOSS FROM OPERATIONS	(8,833,830)	(12,454,019)

OTHER INCOME (EXPENSE)
Interest expense - related party	(200,477)	(168,762)
Loss from equity method investment	(60,463)	(51,673)
Other income (expense)	4,271	(4,984)

Total Other Expense, net	(256,669)	(225,419)

LOSS BEFORE INCOME TAXES	(9,090,499)	(12,679,438)

INCOME TAXES	-	-

NET LOSS	$(9,090,499)	$(12,679,438)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(9,090,499)	$(12,679,438)

COMPREHENSIVE LOSS:
NET LOSS	$(9,090,499)	$(12,679,438)
OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	25,244	67,237
COMPREHENSIVE LOSS	(9,065,255)	(12,612,201)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(9,065,255)	$(12,612,201)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.11)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	84,911,032	79,508,149

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2021 and 2020

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number of		Number of		Additional Paid-in	Number of		Accumulated	Statutory	Other Comprehensive	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2020	-	$-	76,730,802	$7,673	$34,593,006	(520,000)	$(522,500)	$(29,361,937)	$6,578	$(257,747)	$-	$4,465,073

Sale of common stock, net	-	-	4,558,574	456	7,405,019	-	-	-	-	-	-	7,405,475

Issuance of common stock for services	-	-	1,505,921	150	1,892,370	-	-	-	-	-	-	1,892,520

Stock-based compensation	-	-	-	-	2,966,052	-	-	-	-	-	-	2,966,052

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	67,237	-	67,237

Net loss for the year	-	-	-	-	-	-	-	(12,679,438)	-	-	-	(12,679,438)

Balance, December 31, 2020	-	-	82,795,297	8,279	46,856,447	(520,000)	(522,500)	(42,041,375)	6,578	(190,510)	-	4,116,919

Sale of common stock, net	-	-	2,206,838	221	2,553,188	-	-	-	-	-	-	2,553,409

Issuance of common stock for settlement of accrued professional fees	-	-	167,355	17	202,483	-	-	-	-	-	-	202,500

Issuance of common stock for settlement of loan payable - related party	-	-	2,400,000	240	2,999,760	-	-	-	-	-	-	3,000,000

Issuance of common stock for services	-	-	1,405,679	141	1,507,347	-	-	-	-	-	-	1,507,488

Stock-based compensation	-	-	-	-	769,334	-	-	-	-	-	-	769,334

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	25,244	-	25,244

Net loss for the year	-	-	-	-	-	-	-	(9,090,499)	-	-	-	(9,090,499)

Balance, December 31, 2021	-	$-	88,975,169	$8,898	$54,888,559	(520,000)	$(522,500)	$(51,131,874)	$6,578	$(165,266)	$-	$3,084,395

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,090,499)	$(12,679,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	8,091	55,133
Depreciation	311,761	314,780
Change in straight-line rent receivable	(51,246)	7,554
Amortization of right-of-use asset	127,020	63,695
Stock-based compensation and service expense	2,110,169	5,494,033
Loss on equity method investment	60,463	51,673
Loss on fixed assets disposal	-	2,679
Changes in operating assets and liabilities:
Accounts receivable - related party	-	217,394
Rent receivable	(168)	(82,174)
Rent receivable - related party	(33,600)	-
Security deposit	6,847	-
Deferred leasing costs	21,203	-
Prepaid expenses and other assets	95,133	(206,632)
Accrued liabilities and other payables	1,330,890	(845,864)
Accrued liabilities and other payables - related parties	200,477	118,762
Operating lease obligation	(121,020)	(57,695)

NET CASH USED IN OPERATING ACTIVITIES	(5,024,479)	(7,546,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,502)	-
Improvement of commercial real estate	(10,332)	(111,213)
Additional investment in equity method investment	(40,301)	(57,972)

CASH USED IN INVESTING ACTIVITIES	(68,135)	(169,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable - related party	-	(200,000)
Proceeds received from loan payable - related party	2,550,262	600,000
Proceeds received from equity offering	2,860,304	7,804,099
Disbursements for equity offering costs	(240,434)	(539,818)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,170,132	7,664,281

EFFECT OF EXCHANGE RATE ON CASH	3,443	12,690

NET INCREASE (DECREASE) IN CASH	80,961	(38,314)

CASH - beginning of year	726,577	764,891

CASH - end of year	$807,538	$726,577

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$50,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$155,700	$34,629
Common stock issued for accrued liabilities	$276,032	$187,725
Deferred financing costs in accrued liabilities	$57,599	$-
Accrued professional fees relieved for shares issued	$202,500	$-
Related party loan settled in shares	$3,000,000	$-

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

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd., a British Virgin Island company. There was no activity for the subsidiary since its incorporation through December 31, 2021. Avalon (BVI) Ltd. is dormant and is in process of being dissolved.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of March 24, 2022, the occupancy rate of the building is 83.5%.

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

On June 13, 2019, the Company formed a wholly owned subsidiary, International Exosome Association LLC, a Delaware company. There was no activity for the subsidiary since its incorporation through December 31, 2021.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of December 31, 2021 are as follows:

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

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficit of $3,078,616 as of December 31, 2021 and has incurred recurring net losses and generated negative cash flow from operating activities of $9,090,499 and $5,024,479 for the year ended December 31, 2021, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical related consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The occurrence of an uncontrollable event such as the COVID-19 pandemic had negatively impact on the Company’s operations. Our general development operations have continued during the COVID-19 pandemic and we have not had significant disruption. However, we are uncertain if the COVID-19 pandemic will impact future operations at our laboratory, or our ability to collaborate with other laboratories and universities. In addition, we are unsure if the COVID-19 pandemic will impact future clinical trials. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact the Company’s business for the year of 2022.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended December 31, 2021 and 2020 include the useful life of property and equipment and investment in real estate, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated financial statements, primarily due to their short-term nature.

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

Cash and Cash Equivalents

At December 31, 2021 and 2020, the Company’s cash balances by geographic area were as follows:

Country:	December 31, 2021		December 31, 2020
United States	$767,605	95.1%	$559,711	77.0%
China	39,933	4.9%	166,866	23.0%
Total cash	$807,538	100.0%	$726,577	100.0%

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at December 31, 2021 and 2020.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk and Uncertainties

A portion of the Company’s cash is maintained with state-owned banks within the PRC. Balances at state-owned banks within the PRC are covered by insurance up to RMB 500,000 (approximately $79,000) per bank. Any balance over RMB 500,000 per bank in PRC will not be covered. At December 31, 2021, cash balances held in the PRC were RMB 253,813 (approximately $40,000), which were covered by such limited insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At December 31, 2021, the Company’s cash balances in United States bank accounts had approximately $228,000 in excess of the federally-insured limits.

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

Management believes that the rent receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its rent receivable at December 31, 2021 and 2020.

Deferred Financing Costs

Deferred financing costs consist of legal, accounting and other costs that are directly related to the Company’s open market sale equity financing and will be charged to stockholders’ equity upon the completion of the equity offering. As of December 31, 2021 and 2020, deferred financing costs amounted to $213,279 and $222,141, respectively.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the years ended December 31, 2021 and 2020.

Deferred Rental Income

Deferred rental income represents rental income collected but not earned as of the reporting date. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of December 31, 2021 and 2020, deferred rental income totaled $8,638 and $23,510, respectively, which were included in accrued liabilities and other payables on the accompanying consolidated balance sheets.

Value Added Tax

Avalon Shanghai is subject to a value added tax (“VAT”) for providing medical related consulting services. The amount of VAT liability is determined by applying the applicable tax rates to the invoiced amount of medical related consulting services provided (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). The Company reports revenue net of PRC’s value added tax for all the periods presented in the consolidated statements of operations and comprehensive loss.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Office Lease

When a lease contains “rent holidays”, the Company records rental expense on a straight-line basis over the term of the lease. The Company begins recording rent expense on the lease possession date.

Real Property Operating Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to the Company’s rental properties.

Medical Related Consulting Services Costs

Costs of medical related consulting services include the cost of labor and related benefits, travel expenses related to consulting services, and other overhead costs.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company incurred research and development expense of $1,025,009 and $883,855 in the years ended December 31, 2021 and 2020, respectively.

Advertising Costs

All costs related to advertising are expensed as incurred. For the years ended December 31, 2021 and 2020, advertising costs amounted to $328,565 and $294,352, respectively.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, the benefit for tax positions taken can only be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2021 and 2020, the Company had no significant uncertain tax positions which would require either recognition of a liability or disclosure in the financial statements. For United States entities, tax year that remains subject to examination is the years ended December 31, 2021, 2020, 2019 and 2018. For China entities, income tax returns for the tax years ended December 31, 2017 through December 31, 2021 remain open for statutory examination by PRC tax authorities. The Company recognizes interest and penalties related to significant uncertain income tax positions in income tax expense. However, no such interest and penalties were recorded as of December 31, 2021 and 2020.

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

Asset and liability accounts at December 31, 2021 and 2020 were translated at 6.3559 RMB and 6.5306 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the years ended December 31, 2021 and 2020 were 6.4515 RMB and 6.8999 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2021 and 2020 consisted of net loss and unrealized gain from foreign currency translation adjustment.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the years ended December 31, 2021 and 2020, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Years Ended December 31,
	2021	2020
Stock options	8,000,000	7,140,000
Potentially dilutive securities	8,000,000	7,140,000

Non-controlling Interest

As of December 31, 2021, Dr. Yu Zhou, former director and former Co-Chief Executive Officer of Genexosome, who owns 40% of the equity interests of Genexosome, which is not under the Company’s control. Since the fourth quarter of 2019, the non-controlling interest has remained inactive.

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”) and president of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the year ended December 31, 2021, the Company operates through two business segments: real property operating segment and medical related consulting services segment. During the year ended December 31, 2020, the Company operates through three reportable business segments: real property operating segment, medical related consulting services segment, and development services and sales of developed products segment. These reportable segments offer different types of services and products, have different types of revenue, and are managed separately as each requires different operating strategies and management expertise.

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2021 and 2020, prepaid expenses and other current assets consisted of the following:

	December 31, 2021	December 31, 2020
Prepaid directors and officers liability insurance premium	$49,656	$64,929
Recoverable VAT	23,655	40,446
Deferred leasing costs	31,422	18,220
Prepaid research and development fees	-	60,610
Other	18,313	39,380
Total	$123,046	$223,585

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2021 and 2020, property and equipment consisted of the following:

	Useful life	December 31, 2021	December 31, 2020
Laboratory equipment	5 Years	$579,508	$741,842
Office equipment and furniture	3 – 10 Years	34,092	39,573
		613,600	781,415
Less: accumulated depreciation		(252,053)	(302,300)
		$361,547	$479,115

For the years ended December 31, 2021 and 2020, depreciation expense of property and equipment amounted to $144,513 and $145,603, respectively, of which, $3,276 and $3,276 was included in real property operating expenses, $19,914 and $70,241 was included in other operating expenses, and $121,323 and $72,086 was included in research and development expense, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVESTMENT IN REAL ESTATE

At December 31, 2021 and 2020, investment in real estate consisted of the following:

	Useful life	December 31, 2021	December 31, 2020
Commercial real property building	39 Years	$7,708,571	$7,708,571
Improvement	12 Years	529,372	519,040
		8,237,943	8,227,611
Less: accumulated depreciation		(709,173)	(541,925)
		$7,528,770	$7,685,686

For the years ended December 31, 2021 and 2020, depreciation expense of this commercial real property amounted to $167,248 and $169,177, which was included in real property operating expenses.

NOTE 7 – EQUITY METHOD INVESTMENT

As of December 31, 2021 and 2020, the equity method investment amounted to $515,632 and $521,758, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon Biotech Co., Ltd. (“Epicon”). Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and the other unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), accounted for 40% and 60% of the total ownership, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

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

For the years ended December 31, 2021 and 2020, the Company’s share of Epicon’s net loss was $60,463 and $51,673, respectively, which was included in loss from equity method investment in the accompanying consolidated statements of operations and comprehensive loss.

In the years ended December 31, 2021 and 2021, activity recorded for the Company’s equity method investment in Epicon is summarized in the following table:

Equity investment carrying amount at January 1, 2020	$483,101
Payment made for equity method investment	57,972
Epicon’s net loss attributable to the Company	(51,673)
Foreign currency fluctuation	32,358
Equity investment carrying amount at December 31, 2020	521,758
Payment made for equity method investment	40,301
Epicon’s net loss attributable to the Company	(60,463)
Foreign currency fluctuation	14,036
Equity investment carrying amount at December 31, 2021	$515,632

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – EQUITY METHOD INVESTMENT (continued)

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	December 31, 2021	December 31, 2020
Current assets	$5,479	$13,023
Noncurrent assets	216,864	264,390
Current liabilities	56,626	6,615
Noncurrent liabilities	-	-
Equity	165,717	270,798

	For the Years Ended December 31,
	2021	2020
Net revenue	$-	$-
Gross profit	-	-
Loss from operation	151,158	129,316
Net loss	151,158	129,183

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2021 and 2020, accrued liabilities and other payables consisted of the following:

	December 31, 2021	December 31, 2020
Accrued tenants’ improvement reimbursement	$43,500	$81,900
Tenants’ security deposit	73,733	69,634
Accrued business expense reimbursement	68,172	36,657
Accounts payable	-	87,190
Accrued utilities	14,372	14,911
Taxes payable	14,459	15,790
Deferred rental income	8,638	23,510
Others	52,446	37,819
Total	$275,320	$367,411

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS

Rental Revenue from Related Party and Rent Receivable – Related Party

The Company leases space of its commercial real property located in New Jersey to a company, which is controlled by Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors. The term of the related party lease agreement is five years commencing on May 1, 2021 and will expire on April 30, 2026. For the year ended December 31, 2021, the related party rental revenue amounted to $33,600, and has been included in real property rental on the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2021, the related party rent receivable totaled $33,600 and no allowance for doubtful accounts was deemed to be required on rent receivable – related party at December 31, 2021.

Medical Related Consulting Services Revenue from Related Parties

During the years ended December 31, 2021 and 2020, medical related consulting services revenue from related parties was as follows:

	Years Ended December 31,
	2021	2020
Medical related consulting services provided to:
Hebei Daopei *	$187,412	$-
Shanghai Daopei *	-	170,908
	$187,412	$170,908

*	Hebei Daopei and Shanghai Daopei are subsidiaries of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

Services Provided by Related Party

From time to time, Wilbert Tauzin, a director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $216,169 and $282,582 for the years ended December 31, 2021 and 2020, respectively, which have been included in professional fees on the accompanying consolidated statements of operations and comprehensive loss.

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Beijing Genexosome for a cash payment of $450,000. As of December 31, 2021 and 2020, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

As of December 31, 2021 and 2020, the accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, amounted to $368,433 and $167,956, respectively, and have been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Borrowings from Related Party

Promissory Note

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and Chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022. In March 2022, the Company and Wenzhao Lu entered into a Loan Extension and Modification Agreement (the “Extension”) to extend the maturity date to March 19, 2024.The Company repaid principal of $410,000 and $200,000 in the third quarter of 2019 and second quarter of 2020, respectively. As of December 31, 2021 and 2020, the outstanding principal balance was $390,000.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Borrowings from Related Party (continued)

Line of Credit (continued)

In the years ended December 31, 2021 and 2020, activity recorded for the Line of Credit is summarized in the following table:

Outstanding principal under the Line of Credit at January 1, 2020	$2,600,000
Draw down from Line of Credit	600,000
Outstanding principal under the Line of Credit at December 31, 2020	3,200,000
Draw down from Line of Credit	2,550,262
Settlement pursuant to Debt Settlement Agreement and Release *	(3,000,000)
Outstanding principal under the Line of Credit at December 31, 2021	$2,750,262

* On December 21, 2021, the Company and Mr. Lu entered into and closed a Debt Settlement Agreement and Release pursuant to which the $3.0 million debt was settled by issuance of the Company’s 2,400,000 shares of common stock (See Note 11 – Common Shares Issued Pursuant to for Related Party Debt Settlement Agreement and Release). The 2.4 million shares issued had a fair value of $3 million.

For the years ended December 31, 2021 and 2020, the interest expense related to above borrowings amounted to $200,477 and $168,762, respectively, and has been included in interest expense – related party on the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2021 and 2020, the related accrued and unpaid interest for above borrowings was $368,433 and $167,956, respectively, and has been included in accrued liabilities and other payables – related parties on the accompanying consolidated balance sheets.

Common Shares Sold to Related Party

On April 1, 2020, the Company sold 645,161 shares of its common stock to WLM Limited (“WLM”), an entity owned by Wenzhao Lu, Chairman of the Board of Directors of the Company, at a price per share of $1.55, the fair market value on transaction date, for an aggregate purchase price of $1,000,000 (See Note 11 – Common Shares Sold for Cash).

NOTE 10 – INCOME TAXES

The Company is governed by the Income Tax Law of the PRC and the U.S. Internal Revenue Code of 1986, as amended. Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company has a cumulative deficit from its foreign subsidiaries of $2,591,758 as of December 31, 2021, which is included in the consolidated accumulated deficit.

The Company’s loss before income taxes includes the following components:

	Years Ended December 31,
	2021	2020
United States loss before income taxes	$(8,504,426)	$(12,041,331)
China loss before income taxes	(586,073)	(638,107)
Total loss before income taxes	$(9,090,499)	$(12,679,438)

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES (continued)

Components of income taxes expense (benefit) consisted of the following:

	Years Ended December 31,
	2021	2020
Current:
U.S. federal	$-	$-
U.S. state and local	-	-
China	-	-
Total current income taxes expense	$-	$-
Deferred:
U.S. federal	$(1,810,264)	$(2,333,680)
U.S. state and local	(612,904)	(790,117)
China	(152,015)	(132,578)
Total deferred income taxes (benefit)	$(2,575,183)	$(3,256,375)
Change in valuation allowance	2,575,183	3,256,375
Total income taxes expense	$-	$-

The table below summarizes the differences between the U.S. statutory rate and the Company’s effective tax rate for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
U.S. federal rate	21.0%	21.0%
U.S. state rate	6.7%	6.8%
Non-US rate differential	0.3%	0.2%
Prior year true-up	4.9%	0.0%
U.S. valuation allowance	(32.9)%	(28.0)%
Total provision for income taxes	0.0%	0.0%

For the years ended December 31, 2021 and 2020, the Company did not incur any income taxes expense since it did not generate any taxable income in those periods. The Company’s foreign entities did not pay any income taxes during the years ended December 31, 2021 and 2020. The Company’s components of deferred taxes as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets
Stock-based compensation	$3,696,463	$3,667,375
Disallowed business interest deduction	103,567	33,384
Accrued directors’ compensation	80,816	-
Lease liability	23,156	40,291
Net operating loss carryforward	11,441,503	9,079,127
Total deferred tax assets, gross	15,345,505	12,820,177
Valuation allowance	(15,224,188)	(12,649,005)
Total deferred tax assets, net	$121,317	$171,172
Deferred tax liabilities
Fixed assets and intangible assets book/tax basis difference	(101,534)	(132,568)
Right-of-use assets	(19,783)	(38,604)
Total deferred tax liabilities	$(121,317)	$(171,172)
Net deferred tax assets	$-	$-

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES (continued)

As of December 31, 2021 and 2020, the Company’s both federal and state net operating loss carryforwards amounted to $38,420,422 and $30,557,167, respectively. As of December 31, 2021, the Company has $35,932,868 of U.S. federal net operating loss carryovers that have no expiration date, and $2,487,554 of the federal net operating loss and state net operating loss carry-forwards begin to expire in 2034.

As of December 31, 2021, the Company had net operating loss carryforwards in China of $2,566,087 that begin to expire in 2022.

Additionally, as of December 31, 2021, $61,847 of the future utilization of the net operating loss carryforward to offset future taxable income is subject to special tax rules which may limit their usage under IRS Section 382 (Change of Ownership) and possibly the Separate Return Limitation Year (“SRLY”) rules.

A full valuation allowance has been provided against the Company’s deferred tax assets at December 31, 2021 as the Company believes it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

The Company has been notified and assessed an IRS Section 6038 penalty of $10,000 for failure to file a foreign entity tax disclosure. The Company has appealed the penalty and awaits the Internal Revenue Service’s review of the appeal. There is no assurance such appeal will be successful.

The Company has not been audited by any jurisdiction since its inception. The Company is open for audit by the U.S. Internal Revenue Service and U.S. state tax jurisdictions from 2018 to 2021, and open for audit by the Chinese Ministry of Finance from 2017 to 2021.

There were no material uncertain tax positions as of December 31, 2021 and 2020. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense, if any. The Company does not have any significant uncertain tax positions or events leading to uncertainty in a tax position.

NOTE 11 – EQUITY

Common Shares Sold for Cash

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock. During the year ended December 31, 2021, Jefferies sold an aggregate of 2,206,838 shares of common stock at an average price of $1.30 per share to investors and the Company recorded net proceeds of $2,553,409, net of commission and other offering costs of $306,895. During the year ended December 31, 2020, Jefferies sold an aggregate of 3,913,413 shares of common stock at an average price of $1.74 per share to investors and the Company recorded net proceeds of $6,405,475, net of commission and other offering costs of $398,624.

On April 1, 2020, the Company entered into a Subscription Agreement with WLM, an entity owned by Wenzhao Lu, Chairman of the Board of Directors of the Company, pursuant to which WLM purchased 645,161 shares of the Company’s common stock at a price per share of $1.55, the fair market value on transaction date, for an aggregate purchase price of $1,000,000. The closing occurred on April 1, 2020 (See Note 9 - Common Shares Sold to Related Party).

Common Shares Issued for Services

During the year ended December 31, 2021, the Company issued a total of 1,405,679 shares of its common stock for services rendered and to be rendered. These shares were valued at $1,507,488, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $1,075,756 for the year ended December 31, 2021 and reduced accrued liabilities of $276,032 and recorded prepaid expense of $155,700 as of December 31, 2021 which will be amortized over the rest of corresponding service periods.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EQUITY (continued)

Common Shares Issued for Settlement of Accrued Professional Fees

In June 2021, the Company issued 167,355 shares of its common stock to settle accrued and unpaid professional fees of $202,500. The 167,355 shares issued had a fair value of $202,500.

Common Shares Issued Pursuant to Related Party Debt Settlement Agreement and Release

On December 21, 2021, the Company and Mr. Lu entered into and closed a Debt Settlement Agreement and Release pursuant to which The Company settled $3.0 million debt owed under the Line of Credit by issuance of the Company’s 2,400,000 shares of common stock (See Note 9 – Borrowings from Related Party – Line of Credit). The 2.4 million shares issued had a fair value of $3 million.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at December 31, 2021:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2021	Weighted Average Exercise Price
$0.50	2,000,000	5.11	$0.50	2,000,000	$0.50
1.00 – 1.93	2,955,000	4.80	1.39	2,749,166	1.41
2.00 – 2.80	2,740,000	1.76	2.17	2,740,000	2.17
4.76	30,000	2.26	4.76	30,000	4.76
$0.50 – 4.76	7,725,000	3.97	$1.45	7,519,166	$1.46

Stock option activities for the years ended December 31, 2021 and 2020 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2020	5,260,000	$1.45
Granted	1,960,000	1.52
Expired	(80,000)	(1.00)
Outstanding at December 31, 2020	7,140,000	1.48
Granted	860,000	1.08
Forfeited / Expired	(275,000)	(1.01)
Outstanding at December 31, 2021	7,725,000	$1.45
Options exercisable at December 31, 2021	7,519,166	$1.46
Options expected to vest	205,834	$1.04

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at December 31, 2021 was $640,000.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EQUITY (continued)

Options (continued)

The fair values of options granted during the year ended December 31, 2021 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 119.21% - 128.42%, risk-free rate of 0.33% - 1.20%, annual dividend yield of 0%, and expected life of 3.00 - 5.00 years. The aggregate fair value of the options granted during the year ended December 31, 2021 was $726,952.

The fair values of options granted during the year ended December 31, 2020 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 131.16% - 139.58%, risk-free rate of 0.20% - 1.67%, annual dividend yield of 0%, and expected life of 3.00 – 10.00 years. The aggregate fair value of the options granted during the year ended December 31, 2020 was $2,878,773.

Stock-based compensation expense associated with stock options granted amounted to $769,334 and $2,966,052, of which, $544,785 and $2,669,729 was recorded as compensation and related benefits, $157,207 and $240,354 was recorded as professional fees, and $67,342 and $55,969 was recorded as research and development expenses, for the years ended December 31, 2021 and 2020, respectively.

A summary of the status of the Company’s nonvested stock options granted as of December 31, 2021 and changes during the years ended December 31, 2021 and 2020 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2020	264,723	$2.00
Granted	1,960,000	1.52
Vested	(2,006,389)	(1.62)
Nonvested at December 31, 2020	218,334	1.18
Granted	860,000	1.08
Forfeited	(15,000)	(1.11)
Vested	(857,500)	(1.11)
Nonvested at December 31, 2021	205,834	$1.04

2020 Incentive Stock Plan

The Company held its annual meeting on August 4, 2020. During its annual meeting, the Company approved 2020 Incentive Stock Plan and reserved 5,000,000 shares of common stock for issuance thereunder.

NOTE 12 - STATUTORY RESERVE AND RESTRICTED NET ASSETS

The Company’s PRC subsidiaries, Avalon Shanghai and Beijing Genexosome, are restricted in their ability to transfer a portion of their net assets to the Company. The payment of dividends by entities organized in China is subject to limitations, procedures and formalities. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China.

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends.

Relevant PRC laws and regulations restrict the Company’s PRC subsidiaries, Avalon Shanghai and Beijing Genexosome, from transferring a portion of their net assets, equivalent to their statutory reserves and their share capital, to the Company’s shareholders in the form of loans, advances or cash dividends. Only PRC entities’ accumulated profits may be distributed as dividends to the Company’s shareholders without the consent of a third party.

The Company did not make any appropriation to statutory reserve for Avalon Shanghai and Beijing Genexosome during the years ended December 31, 2021 and 2020 as they incurred net losses in these periods. As of December 31, 2021 and 2020, the restricted amounts as determined pursuant to PRC statutory laws totaled $6,578 and $6,578, respectively, and total restricted net assets amounted to $783,984 and $683,984, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – NONCONTROLLING INTEREST

As of December 31, 2021, Dr. Yu Zhou, former director and former co-chief executive officer of Genexosome, who owns 40% of the equity interests of Genexosome, which is not under the Company’s control.

During the years ended December 31, 2021 and 2020, the Company did not allocate any net loss and foreign currency translation adjustment to the noncontrolling interest holder due to its inability to satisfy these deficits.

NOTE 14 – CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

Pursuant to the requirements of Rule 12-04(a), 5-04(c) and 4-08(e)(3) of Regulation S-X, the condensed financial information of the parent company shall be filed when the restricted net assets of consolidated subsidiary exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of this test, restricted net assets of consolidated subsidiary shall mean that amount of the Company’s proportionate share of net assets of consolidated subsidiary (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiary in the form of loans, advances or cash dividends without the consent of a third party.

The Company performed a test on the restricted net assets of consolidated subsidiary in accordance with such requirement and concluded that it was not applicable to the Company as the restricted net assets of the Company’s PRC subsidiaries did not exceed 25% of the consolidated net assets of the Company, therefore, the condensed financial statements for the parent company have not been required.

NOTE 15 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
Customer	2021	2020
A (Shanghai Daopei, a related party)	*	12%
B (Hebei Daopei, a related party)	13%	*
C	28%	24%
D	16%	16%
E	11%	12%

*	Less than 10%

Two customers, of which, one is a related party and the other is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, accounts receivable – related party, rent receivable, and rent receivable – related party at December 31, 2021, accounted for 80.6% of the Company’s total outstanding accounts receivable, accounts receivable – related party, rent receivable, and rent receivable – related party at December 31, 2021.

Two third party customers, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at December 31, 2020, accounted for 78.3% of the Company’s total outstanding accounts receivable, accounts receivable – related party, and rent receivable at December 31, 2020.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the years ended December 31, 2021 and 2020.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at December 31, 2020, accounted for 93.6% of the Company’s total outstanding accounts payable at December 31, 2020.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SEGMENT INFORMATION

For the year ended December 31, 2020, the Company operated in three reportable business segments - (1) the real property operating segment, (2) the medical related consulting services segment, and (3) the performing development services for hospitals and other customers and sales of developed products to hospitals and other customers segment.

Due to the winding down of the development services and sales of developed products segment in 2020, the Company no longer has any material revenues or expenses in this segment. As a result, commencing from the first quarter of 2021, the Company’s chief operating decision maker no longer reviews development services and sales of developed products operating results.

For the year ended December 31, 2021, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment.

The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the years ended December 31, 2021 and 2020 was as follows:

	Years Ended December 31,
	2021	2020
Revenues
Real property operations	$1,203,560	$1,206,854
Medical related consulting services	187,412	170,908
Total	1,390,972	1,377,762
Costs and expenses
Real property operations	829,287	851,754
Medical related consulting services	147,167	135,805
Total	976,454	987,559
Gross profit
Real property operations	374,273	355,100
Medical related consulting services	40,245	35,103
Total	414,518	390,203
Other operating expenses
Real property operations	381,266	418,863
Medical related consulting services	469,942	577,962
Development services and sales of developed products	-	123,546
Corporate/Other	8,397,140	11,723,851
Total	9,248,348	12,844,222
Other (expense) income
Interest expense
Corporate/Other	(200,477)	(168,762)
Total	(200,477)	(168,762)
Other income (expense)
Real property operations	115	(921)
Medical related consulting services	(61,494)	(55,964)
Development services and sales of developed products	-	228
Corporate/Other	5,187	-
Total	(56,192)	(56,657)
Total other expense, net	(256,669)	(225,419)
Net loss
Real property operations	6,878	64,684
Medical related consulting services	491,191	598,823
Development services and sales of developed products	-	123,318
Corporate/Other	8,592,430	11,892,613
Total	$9,090,499	$12,679,438

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SEGMENT INFORMATION (continued)

Identifiable long-lived tangible assets at December 31, 2021 and 2020	December 31, 2021	December 31, 2020
Real property operations	$7,537,281	$7,697,473
Medical related consulting services	742	223,459
Development services and sales of developed products	-	243,869
Corporate/Other	352,294	-
Total	$7,890,317	$8,164,801

Identifiable long-lived tangible assets at December 31, 2021 and 2020	December 31, 2021	December 31, 2020
United States	$7,583,880	$7,764,947
China	306,437	399,854
Total	$7,890,317	$8,164,801

NOTE 17 – COMMITMENTS AND CONTINCENGIES

Litigation

From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and its property is not subject to, any material legal proceedings, except as set forth below.

On October 25, 2017, Genexosome entered into and closed a Stock Purchase Agreement with Beijing Genexosome and Yu Zhou, MD, PhD, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000, of which $100,000 is still owed. Further, on October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Dr. Zhou, pursuant to which the Company acquired all assets, including all intellectual property and exosome separation systems, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, Genexosome paid Dr. Zhou $876,087 in cash, transferred 500,000 shares of common stock of the Company to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of Genexosome. Further, The Company had not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has decided to impair the intangible asset associated with this acquisition to zero. Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019. Further, on October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016 and violation of Ohio Uniform Trade Secrets Act. Research Institute is seeking monetary damages, injunctive relief, exemplary damages, injunctive relief and other equitable relief. The Company intends to vigorously defend against this action and pursue all available legal remedies. The criminal proceedings against Dr. Zhou and Li Chen have been concluded and the civil litigation continue. The Company and Nationwide Children’s Hospital have reached a verbal settlement agreement. Both parties are in the process of drafting the related written agreements. There can be no assurances that these settlement agreements will be signed.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – COMMITMENTS AND CONTINCENGIES (continued)

Operating Leases Commitment

The Company is a party to leases for office space. Rent expense under all operating leases amounted to approximately $143,000 and $157,000 for the years ended December 31, 2021 and 2020, respectively.

Supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$130,071	$66,000
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$133,879	$201,028

The following table summarizes the lease term and discount rate for the Company’s operating lease as of December 31, 2021:

Operating Lease
Weighted average remaining lease term (in years)	1.08
Weighted average discount rate	4.88%

The following table summarizes the maturity of lease liabilities under operating lease as of December 31, 2021:

For the Year Ending December 31:	Operating Lease
2022	$154,947
2023	5,913
2024 and thereafter	-
Total lease payments	160,860
Amount of lease payments representing interest	(3,557)
Total present value of operating lease liabilities	$157,303

Current portion	$151,402
Long-term portion	5,901
Total	$157,303

Equity Investment Commitment

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within five years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.3 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.6 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of December 31, 2021, Avalon Shanghai has contributed RMB 4,760,000 (approximately $0.7 million) that was included in equity method investment on the accompanying consolidated balance sheets. The Company intends to use its present working capital together with borrowings from related party and equity raises to fund the project cost.

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

As of both December 31, 2021 and 2020, Avactis paid the $900,000 to Arbele as research and development fee. As of December 31, 2021, License Agreement has not been finalized.

Line of Credit Agreement

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), a significant shareholder and director of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of December 31, 2021, $2,750,262 was outstanding under the Line of Credit.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Common Shares Sold for Cash

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent (“Jefferies”). From January 1, 2022 to March 30, 2022, Jefferies sold an aggregate of 170,540 shares of common stock at an average price of $0.79 per share to investors. The Company received net cash proceeds of $131,427, net of commission paid to sales agent of $4,065.

Promissory Note

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and Chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Original Note”) in consideration of cash in the amount of $1,000,000. The Original Note had a maturity date of March 19, 2022. In March 2022, the Company and Wenzhao Lu entered into a Loan Extension and Modification Agreement (the “Extension”) to extend the maturity date to March 19, 2024.

2022 Convertible Note

On March 28, 2022, the Company entered into Securities Purchase Agreement with an accredited investor providing for the sale by the Company to the investor of a Convertible Note in the amount of $4,000,000 (the “2022 Convertible Note”). In addition to the 2022 Convertible Note, the investor will also receive a Stock Purchase Warrant (the “2022 Warrant”) to acquire an aggregate of 1,333,333 shares of common stock. The 2022 Warrants will be exercisable for five years at an exercise price of $1.25. The financing will close on or about April 15, 2022.

The 2022 Convertible Note will bear interest at 1% per annum payable at maturity and matures ten years from issuance. The investor may elect to convert all or part of the 2022 Convertible Note, plus accrued interest, at any time into shares of common stock of the Company at a conversion price equal to 95% of the average of the highest three trading prices for the common stock during the 20-trading day period ending one trading day prior to the conversion date but in no event will the conversion price be lower than $0.75 per share.

The investor agreed to restrict its ability to convert the 2022 Convertible Note and exercise the 2022 Warrants and receive shares of common stock such that the number of shares of common stock held by the investor after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. Further, Investor agreed to not sell or transfer any or all of the shares of common stock underlying the 2022 Convertible Note or the 2022 Warrant for a period of 90 days beginning on the closing date (the “Lock-Up Period”). Following the expiration of the Lock-Up Period, the investor has agreed to limit its sale or transfer of such shares of common stock to a maximum monthly amount equal to 20% of the shares of common stock issuable upon conversion of the 2022 Convertible Note. The Company agreed to use its reasonable best efforts to file a registration statement on Form S-3 (or other appropriate form) providing for the resale by the investor of the shares of common stock underlying the 2022 Convertible Note and the 2022 Warrant.