Form 10-Q
period 2022-03-31
Avalon GloboCare Corp.
filed 2022-05-11
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AVCO	The NASDAQ Stock Market LLC

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 11, 2022
Common Stock, $0.0001 par value per share	88,955,401 shares

AVALON GLOBOCARE CORP.

FORM 10-Q

March 31, 2022

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$526,290	$807,538
Rent receivable	44,065	33,618
Rent receivable - related party	46,200	33,600
Deferred financing costs, net	139,170	138,631
Prepaid expenses and other current assets	157,791	309,655

Total Current Assets	913,516	1,323,042

NON-CURRENT ASSETS:
Rent receivable - noncurrent portion	155,266	163,211
Deferred financing costs - noncurrent portion, net	74,937	74,648
Security deposit	-	20,271
Deferred leasing costs	101,936	109,792
Operating lease right-of-use assets, net	111,223	145,303
Property and equipment, net	321,206	361,547
Investment in real estate, net	7,486,599	7,528,770
Equity method investment	503,994	515,632

Total Non-current Assets	8,755,161	8,919,174

Total Assets	$9,668,677	$10,242,216

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$2,567,620	$1,881,349
Accrued research and development fees	811,867	928,111
Accrued payroll liability and directors’ compensation	480,226	307,043
Accrued liabilities and other payables	656,830	275,320
Accrued liabilities and other payables - related parties	508,120	468,433
Operating lease obligation	123,223	151,402
Note payable - related party	-	390,000

Total Current Liabilities	5,147,886	4,401,658

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	-	5,901
Note payable - related party	390,000	-
Loan payable - related party	2,850,262	2,750,262

Total Non-current Liabilities	3,240,262	2,756,163

Total Liabilities	8,388,148	7,157,821

Commitments and Contingencies (Note 13)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 89,145,809 shares issued and 88,625,809 shares outstanding at March 31, 2022; 88,975,169 shares issued and 88,455,169 shares outstanding at December 31, 2021;	8,915	8,898
Additional paid-in capital	55,153,193	54,888,559
Less: common stock held in treasury, at cost; 520,000 shares at March 31, 2022 and December 31, 2021	(522,500)	(522,500)
Accumulated deficit	(53,202,412)	(51,131,874)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(163,245)	(165,266)
Total Avalon GloboCare Corp. stockholders’ equity	1,280,529	3,084,395
Non-controlling interest	-	-

Total Equity	1,280,529	3,084,395

Total Liabilities and Equity	$9,668,677	$10,242,216

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

REVENUES
Real property rental	$297,631	$289,774
Total Revenues	297,631	289,774

COSTS AND EXPENSES
Real property operating expenses	218,448	216,894
Total Costs and Expenses	218,448	216,894

GROSS PROFIT
Real property operating income	79,183	72,880
Total Gross Profit	79,183	72,880

OTHER OPERATING EXPENSES:
Advertising and marketing	526,806	8,823
Professional fees	821,308	1,381,178
Compensation and related benefits	523,045	562,006
Research and development expenses	116,684	213,188
Other general and administrative	218,282	211,273

Total Other Operating Expenses	2,206,125	2,376,468

LOSS FROM OPERATIONS	(2,126,942)	(2,303,588)

OTHER (EXPENSE) INCOME
Interest expense - related party	(39,686)	(45,149)
Loss from equity method investment	(12,916)	(18,514)
Other income	109,006	133

Total Other Income (Expense), net	56,404	(63,530)

LOSS BEFORE INCOME TAXES	(2,070,538)	(2,367,118)

INCOME TAXES	-	-

NET LOSS	$(2,070,538)	$(2,367,118)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,070,538)	$(2,367,118)

COMPREHENSIVE LOSS:
NET LOSS	$(2,070,538)	$(2,367,118)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	2,021	(2,722)
COMPREHENSIVE LOSS	(2,068,517)	(2,369,840)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,068,517)	$(2,369,840)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.02)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	88,502,439	83,413,154

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2022

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number		Number		Additional	Number				Other
	of		of		Paid-in	of		Accumulated	Statutory	Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2022	-	$-	88,975,169	$8,898	$54,888,559	(520,000)	$(522,500)	$(51,131,874)	$6,578	$(165,266)	$-	$3,084,395

Sale of common stock, net	-	-	170,640	17	112,311	-	-	-	-	-	-	112,328

Stock-based compensation	-	-	-	-	152,323	-	-	-	-	-	-	152,323

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	2,021	-	2,021

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	(2,070,538)	-	-	-	(2,070,538)

Balance, March 31, 2022	-	$-	89,145,809	$8,915	$55,153,193	(520,000)	$(522,500)	$(53,202,412)	$6,578	$(163,245)	$-	$1,280,529

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,070,538)	$(2,367,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	84,984	78,875
Change in straight-line rent receivable	4,463	943
Amortization of right-of-use asset	34,247	27,531
Stock-based compensation and service expense	605,626	573,982
Loss on equity method investment	12,916	18,514
Changes in operating assets and liabilities:
Rent receivable	(6,965)	13,647
Rent receivable - related party	(12,600)	-
Security deposit	(441)	6,003
Deferred leasing costs	7,856	(2,364)
Prepaid expenses and other assets	30,219	(40,803)
Accrued liabilities and other payables	793,585	163,442
Accrued liabilities and other payables - related parties	39,687	45,149
Operating lease obligation	(34,247)	(33,326)

NET CASH USED IN OPERATING ACTIVITIES	(511,208)	(1,515,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,749)	-
Additional investment in equity method investment	-	(30,844)

CASH USED IN INVESTING ACTIVITIES	(1,749)	(30,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from loan payable - related party	100,000	105,249
Proceeds received from equity offering	135,567	2,481,405
Disbursements for equity offering costs	(4,067)	(74,442)

NET CASH PROVIDED BY FINANCING ACTIVITIES	231,500	2,512,212

EFFECT OF EXCHANGE RATE ON CASH	209	120

NET (DECREASE) INCREASE IN CASH	(281,248)	965,963

CASH - beginning of period	807,538	726,577

CASH - end of period	$526,290	$1,692,540

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued liabilities	$-	$261,032
Deferred financing costs in accrued liabilities	$20,000	$-

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

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd., a British Virgin Island company. There was no activity for the subsidiary since its incorporation through March 31, 2022. Avalon (BVI) Ltd. is dormant and is in process of being dissolved.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of March 31, 2022, the occupancy rate of the building is 83.5%.

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

On July 18, 2018, the Company formed a wholly owned subsidiary, Avactis Biosciences Inc., a Nevada corporation, which will focus on accelerating commercial activities related to cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others. The subsidiary is designed to integrate and optimize our global scientific and clinical resources to further advance the use of cellular therapies to treat certain cancers. Commencing on April 6, 2022, the Company owns 60% of Avactis Biosciences Inc.

On June 13, 2019, the Company formed a wholly owned subsidiary, International Exosome Association LLC, a Delaware company. There was no activity for the subsidiary since its incorporation through March 31, 2022.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these condensed consolidated financial statements as of March 31, 2022 are as follows:

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 30, 2022.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of $4,234,370 as of March 31, 2022 and has incurred recurring net losses and generated negative cash flow from operating activities of $2,070,538 and $511,208 for the three months ended March 31, 2022, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical related consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The occurrence of an uncontrollable event such as the COVID-19 pandemic had negatively impact on the Company’s operations. Our general development operations have continued during the COVID-19 pandemic and we have not had significant disruption. However, we are uncertain if the COVID-19 pandemic will impact future operations at our laboratory, or our ability to collaborate with other laboratories and universities. In addition, we are unsure if the COVID-19 pandemic will impact future clinical trials. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact the Company’s business for the rest of 2022.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended March 31, 2022 and 2021 include the useful life of property and equipment and investment in real estate, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation.

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

Cash and Cash Equivalents

At March 31, 2022 and December 31, 2021, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2022		December 31, 2021
United States	$398,459	75.7%	$767,605	95.1%
China	127,831	24.3%	39,933	4.9%
Total cash	$526,290	100.0%	$807,538	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at March 31, 2022 and December 31, 2021.

Credit Risk and Uncertainties

A portion of the Company’s cash is maintained with state-owned banks within the PRC. Balances at state-owned banks within the PRC are covered by insurance up to RMB 500,000 (approximately $79,000) per bank. Any balance over RMB 500,000 per bank in PRC will not be covered. At March 31, 2022, cash balances held in the PRC are RMB 810,451 (approximately $128,000), of which, RMB 284,408 (approximately $45,000) was not covered by such limited insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At March 31, 2022, there were no balances in excess of the federally-insured limits.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended March 31, 2022 and 2021, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended March 31,
	2022	2021
Stock options	8,185,000	7,580,000
Potentially dilutive securities	8,185,000	7,580,000

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”) and president of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the three months ended March 31, 2022 and 2021, the Company operates through two business segments: real property operating segment and medical related consulting services segment. These reportable segments offer different types of services and products, have different types of revenue, and are managed separately as each requires different operating strategies and management expertise.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

Recent Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”). The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual period beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. The Company expects that the adoption will not have a material impact on the Company’s condensed consolidated financial statements.

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At March 31, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid directors and officers liability insurance premium	$12,643	$49,656
Prepaid professional fees	26,394	186,609
Recoverable VAT	20,445	23,655
Deferred leasing costs	31,422	31,422
Security deposit	20,764	-
Advance to supplier	14,804	-
Other	31,319	18,313
Total	$157,791	$309,655

NOTE 5 – EQUITY METHOD INVESTMENT

As of March 31, 2022 and December 31, 2021, the equity method investment amounted to $503,994 and $515,632, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon Biotech Co., Ltd. (“Epicon”). Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and the other unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), accounted for 40% and 60% of the total ownership, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

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

For the three months ended March 31, 2022 and 2021, the Company’s share of Epicon’s net loss was $12,916 and $18,514, respectively, which was included in loss from equity method investment in the accompanying condensed consolidated statements of operations and comprehensive loss. In the three months ended March 31, 2022, activity recorded for the Company’s equity method investment in Epicon is summarized in the following table:

Equity investment carrying amount at January 1, 2022	$515,632
Epicon’s net loss attributable to the Company	(12,916)
Foreign currency fluctuation	1,278
Equity investment carrying amount at March 31, 2022	$503,994

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	March 31, 2022	December 31, 2021
Current assets	$5,082	$5,479
Noncurrent assets	202,271	216,864
Current liabilities	73,552	56,626
Noncurrent liabilities	-	-
Equity	133,801	165,717

	For the Three Months Ended March 31,
	2022	2021
Net revenue	$-	$-
Gross profit	-	-
Loss from operation	32,323	46,286
Net loss	32,291	46,286

NOTE 6 – ACCRUED LIABILITIES AND OTHER PAYABLES

At March 31, 2022 and December 31, 2021, accrued liabilities and other payables consisted of the following:

	March 31, 2022	December 31, 2021
Accrued tenants’ improvement reimbursement	$43,500	$43,500
Tenants’ security deposit	73,733	73,733
Accrued business expense reimbursement	39,698	68,172
Accounts payable	64,606	-
Accrued utilities	59,320	14,372
Advance from customer	19,245	-
Deferred rental income	49,430	8,638
Refundable deposit	149,871	-
Accrued equity offering costs	60,000	40,000
Others	97,427	26,905
Total	$656,830	$275,320

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

Rental Revenue from Related Party and Rent Receivable – Related Party

The Company leases space of its commercial real property located in New Jersey to a company, which is controlled by Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors. The term of the related party lease agreement is five years commencing on May 1, 2021 and will expire on April 30, 2026. For the three months ended March 31, 2022, the related party rental revenue amounted to $12,600, and has been included in real property rental on the accompanying condensed consolidated statements of operations and comprehensive loss. The related party rent receivable totaled $46,200 and $33,600, respectively, and no allowance for doubtful accounts was deemed to be required on rent receivable – related party at March 31, 2022 and December 31, 2021.

Services Provided by Related Party

From time to time, Wilbert Tauzin, a director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $51,138 and $57,405 for the three months ended March 31, 2022 and 2021, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Beijing Genexosome for a cash payment of $450,000. As of March 31, 2022 and December 31, 2021, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

As of March 31, 2022 and December 31, 2021, the accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, amounted to $408,120 and $368,433, respectively, and have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

Borrowings from Related Party

Promissory Note

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and Chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022. In March 2022, the Company and Wenzhao Lu entered into a Loan Extension and Modification Agreement (the “Extension”) to extend the maturity date to March 19, 2024.The Company repaid principal of $410,000 and $200,000 in the third quarter of 2019 and second quarter of 2020, respectively. As of both March 31, 2022 and December 31, 2021, the outstanding principal balance was $390,000.

Line of Credit

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), the largest shareholder and Chairman of the Board of Directors of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. For the three months ended March 31, 2022 and 2021, the interest expense related to above borrowings amounted to $39,686 and $45,149, respectively, and has been included in interest expense – related party on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2022 and December 31, 2021, the related accrued and unpaid interest for above borrowings was $408,120 and $368,433, respectively, and has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – EQUITY

Common Shares Sold for Cash

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock. During the three months ended March 31, 2022, Jefferies sold an aggregate of 170,640 shares of common stock at an average price of $0.79 per share to investors and the Company recorded net proceeds of $112,328, net of commission and other offering costs of $23,239.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at March 31, 2022:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2022	Weighted Average Exercise Price
$0.50 – 0.82	2,460,000	4.84	$0.56	2,116,667	$0.52
1.00 – 1.93	2,955,000	4.55	1.39	2,845,000	1.40
2.00 – 2.80	2,740,000	1.52	2.17	2,740,000	2.17
4.76	30,000	2.01	4.76	30,000	4.76
$0.50 – 4.76	8,185,000	3.62	$1.41	7,731,667	$1.44

Stock option activities for the three months ended March 31, 2022 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2022	7,725,000	$1.45
Granted	460,000	0.82
Expired/forfeited/exercised	-	-
Outstanding at March 31, 2022	8,185,000	$1.41
Options exercisable at March 31, 2022	7,731,667	$1.44
Options expected to vest	453,333	$0.87

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at March 31, 2022 was $401,400.

The fair values of options granted during the three months ended March 31, 2022 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 117.46%, risk-free rate of 1.37% - 1.53%, annual dividend yield of 0%, and expected life of 5.00 years. The aggregate fair value of the options granted during the three months ended March 31, 2022 was $315,145.

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

For the three months ended March 31, 2022 and 2021, stock-based compensation expense associated with stock options granted amounted to $152,323 and $202,505, of which, $104,913 and $139,507 was recorded as compensation and related benefits, $36,138 and $43,443 was recorded as professional fees, and $11,272 and $19,555 was recorded as research and development expenses, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – EQUITY (continued)

Options (continued)

A summary of the status of the Company’s nonvested stock options granted as of March 31, 2022 and changes during the three months ended March 31, 2022 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2022	205,834	$1.04
Granted	460,000	0.82
Vested	(212,501)	(0.91)
Nonvested at March 31, 2022	453,333	$0.87

NOTE 9 – STATUTORY RESERVE AND RESTRICTED NET ASSETS

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

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai and Beijing Genexosome during the three months ended March 31, 2022 as they incurred net losses in the period. As of both March 31, 2022 and December 31, 2021, the restricted amounts as determined pursuant to PRC statutory laws totaled $6,578.

Relevant PRC laws and regulations restrict the Company’s PRC subsidiaries, Avalon Shanghai and Beijing Genexosome, from transferring a portion of their net assets, equivalent to their statutory reserves and their share capital, to the Company’s shareholders in the form of loans, advances or cash dividends. Only PRC entities’ accumulated profits may be distributed as dividends to the Company’s shareholders without the consent of a third party. As of both March 31, 2022 and December 31, 2021, total restricted net assets amounted to $783,984.

NOTE 10 – CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
Customer	2022	2021
A	28%	30%
B	18%	20%
C	12%	13%

Two customers, of which, one is a related party and the other is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable and rent receivable – related party at March 31, 2022, accounted for 74.1% of the Company’s total outstanding rent receivable and rent receivable – related party at March 31, 2022.

Two customers, of which, one is a related party and the other is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable and rent receivable – related party at December 31, 2021, accounted for 80.6% of the Company’s total outstanding rent receivable and rent receivable – related party at December 31, 2021.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three months ended March 31, 2022 and 2021.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at March 31, 2022, accounted for 100.0% of the Company’s total outstanding accounts payable at March 31, 2022.

NOTE 12 – SEGMENT INFORMATION

For the three months ended March 31, 2022 and 2021, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – SEGMENT INFORMATION (continued)

The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Revenues
Real property operations	$297,631	$289,774
Total	297,631	289,774
Costs and expenses
Real property operations	218,448	216,894
Total	218,448	216,894
Gross profit
Real property operations	79,183	72,880
Total	79,183	72,880
Other operating expenses
Real property operations	107,053	101,423
Medical related consulting services	87,115	161,553
Corporate/Other	2,011,957	2,113,492
Total	2,206,125	2,376,468
Other (expense) income
Interest expense
Corporate/Other	(39,686)	(45,149)
Total	(39,686)	(45,149)
Other income (expense)
Real property operations	4	104
Medical related consulting services	96,086	(18,486)
Corporate/Other	-	1
Total	96,090	(18,381)
Total other income (expense), net	56,404	(63,530)
Net (loss) income
Real property operations	(27,866)	(28,439)
Medical related consulting services	8,971	(180,039)
Corporate/Other	(2,051,643)	(2,158,640)
Total	$(2,070,538)	$(2,367,118)

Identifiable long-lived tangible assets at March 31, 2022 and December 31, 2021	March 31, 2022	December 31, 2021
Real property operations	$7,495,992	$7,537,281
Medical related consulting services	644	742
Corporate/Other	311,169	352,294
Total	$7,807,805	$7,890,317

Identifiable long-lived tangible assets at March 31, 2022 and December 31, 2021	March 31, 2022	December 31, 2021
United States	$7,537,372	$7,583,880
China	270,433	306,437
Total	$7,807,805	$7,890,317

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

Operating Leases Commitment

The Company is a party to leases for office space. Rent expense under all operating leases amounted to approximately $36,000 and $39,000 for the three months ended March 31, 2022 and 2021, respectively. Supplemental cash flow information related to leases for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$35,759	$29,590
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$-	$133,201

The following table summarizes the lease term and discount rate for the Company’s operating lease as of March 31, 2022:

Operating Lease
Weighted average remaining lease term (in years)	0.83
Weighted average discount rate	4.88%

The following table summarizes the maturity of lease liabilities under operating lease as of March 31, 2022:

For the Twelve-month Period Ending March 31:	Operating Lease
2023	$125,271
2024 and thereafter	-
Total lease payments	125,271
Amount of lease payments representing interest	(2,048)
Total present value of operating lease liabilities	$123,223

Current portion	$123,223

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINCENGIES (continued)

Equity Investment Commitment

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within five years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.3 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.6 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of March 31, 2022, Avalon Shanghai has contributed RMB 4,760,000 (approximately $0.8 million) that was included in equity method investment on the accompanying condensed consolidated balance sheets. The Company intends to use its present working capital together with borrowings from related party and equity raises to fund the project cost.

Joint Venture – Avactis Biosciences Inc.

On July 18, 2018, the Company formed Avactis Biosciences Inc. (“Avactis”), a Nevada corporation, as a wholly owned subsidiary. On October 23, 2018, Avactis and Arbele Limited (“Arbele”) agreed to the establishment of AVAR BioTherapeutics (China) Co. Ltd. (“AVAR”), a Sino-foreign equity joint venture, pursuant to an Equity Joint Venture Agreement (the “AVAR Agreement”), which was to be owned 60% by Avactis and 40% by Arbele. On April 6, 2022, the Company, Acactis, Arbele and Arbele Biotherapeutics Limited (“Arbele Biotherapeutics”), a wholly owned subsidiary of Arbele, entered into an Amendment No. 1 to the Equity Joint Venture Agreement pursuant to which Arbele Biotherapeutics acquired 40% of Avactis for the purpose of the Company and Arbele establishing a joint venture in the United States and the parties agreed that they would no longer pursue AVAR as a joint venture. Further, all rights and obligations under the AVAR Agreement were assigned by Avactis to Avalon and by Arbele to Arbele Biotherapeutics. Avactis established Avactis Nanjing Biosciences Ltd., a wholly owned foreign entity in the PRC. Further, the parties agreed that the Exclusive Patent License Agreement dated January 3, 2019 entered between Arbele, as licensor, and AVAR, as licensee (the “Arbele License Agreement”), was assigned to Avactis and Avalon and Arbele agreed to enter into a new Arbele License Agreement with Avactis on the same/similar terms as the Arbele License Agreement. Further, Dr. Anthony Chan was appointed to the Board of Directors of Avactis and as the Chief Scientific Officer of Avactis. Avactis purpose and business scope is to research, research, develop, produce, sell, distribute and generally commercialize CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy globally including in the PRC. The Company is required to contribute $10 million (or equivalent in RMB) in cash and/or services, which shall be contributed in tranches based on milestones to be determined jointly by Avactis and the Company in writing subject to the Company’s cash reserves. Within 30 days, Arbele Biotherapeutics shall make contribution of $6.66 million in the form of entering into a License Agreement with Avactis granting Avactis with an exclusive right and license in China to its technology and intellectual property pertaining to CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy technology and any additional technology developed in the future with terms and conditions to be mutually agreed upon the Company and Avactis and services. As of the date hereof, the License Agreement has not been finalized. In addition, the Company is responsible for:

●	Contributing registered capital of RMB 5,000,000 (approximately $0.8 million) for working capital purposes as required by local regulation, which is not required to be contributed immediately and will be contributed subject to the Company’s discretion;

●	assist Avactis in setting up its business operations and obtaining all required permits and licenses from the Chinese government;

●	assisting Avactis in recruiting, hiring and retaining personnel;

●	providing Avactis with access to various hospital networks in China to assist in the testing and commercialization of the CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy technology in China;

●	assisting Avactis in managing the Good Manufacturing Practices (GMP) facility and clinic to be developed by Avactis;

●	providing Avactis with advice pertaining to conducting clinicals in China; and

●	Within 6 days of signing the AVAR Agreement, the Company is required to pay to Arbele Biotherapeutics $300,000 as a research and development fee with an additional two payments of $300,000 (for a total of $900,000) to be paid upon mutually agreed upon milestones.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINCENGIES (continued)

Joint Venture – Avactis Biosciences Inc. (continued)

Under AVAR Agreement, as amended, Arbele Biotherapeutics shall be responsible for the following:

●	Entering into a License Agreement with Avactis; and

●	Providing Avactis with research and development expertise pertaining to clinical laboratory medicine when hired by Avactis.

As of both March 31, 2022 and December 31, 2021, the Company paid the $900,000 to Arbele Biotherapeutics as research and development fee. As of March 31, 2022, License Agreement has not been finalized.

Line of Credit Agreement

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), a significant shareholder and director of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of March 31, 2022, $2,850,262 was outstanding under the Line of Credit.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

2022 Convertible Note

On March 28, 2022, the Company entered into Securities Purchase Agreement with an accredited investor providing for the sale by the Company to the investor of a Convertible Note in the amount of $4,000,000 (the “2022 Convertible Note”). In addition to the 2022 Convertible Note, the investor will also receive a Stock Purchase Warrant (the “2022 Warrant”) to acquire an aggregate of 1,333,333 shares of common stock. The 2022 Warrants will be exercisable for five years at an exercise price of $1.25. The financing closed with respect to $2,669,521.60 of the financing on April 15, 2022 and with respect to $659,580.64 of the financing on April 29, 2022. The Company and the investor expect to close on the balance of the $4,000,000 in funding no later than May 15, 2022. As a result of the first closing, the Company issued the investor a 2022 Convertible Note in the principal amount of $2,669,521.60 and a 2022 Warrant to acquire 889,840 shares of common stock and as a result of the second closing, the Company issued the investor a 2022 Convertible Note in the principal amount of $659,580.64 and a 2022 Warrant to acquire 219,860 shares of common stock.

The 2022 Convertible Note bears interest at 1% per annum payable at maturity and matures ten years from issuance. The investor may elect to convert all or part of the 2022 Convertible Note, plus accrued interest, at any time into shares of common stock of the Company at a conversion price equal to 95% of the average of the highest three trading prices for the common stock during the 20-trading day period ending one trading day prior to the conversion date but in no event will the conversion price be lower than $0.75 per share.

The investor agreed to restrict its ability to convert the 2022 Convertible Note and exercise the 2022 Warrants and receive shares of common stock such that the number of shares of common stock held by the investor after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. Further, the investor agreed to not sell or transfer any or all of the shares of common stock underlying the 2022 Convertible Note or the 2022 Warrant for a period of 90 days beginning on the closing date (the “Lock-Up Period”). Following the expiration of the Lock-Up Period, the investor has agreed to limit its sale or transfer of such shares of common stock to a maximum monthly amount equal to 20% of the shares of common stock issuable upon conversion of the 2022 Convertible Note. The Company agreed to use its reasonable best efforts to file a registration statement on Form S-3 (or other appropriate form) providing for the resale by the investor of the shares of common stock underlying the 2022 Convertible Note and the 2022 Warrant.

Common Shares Issued for Services

In April 2022, the Company issued a total of 329,592 shares of its common stock for services rendered and to be rendered. These shares were valued at $290,950, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company reduced accrued liabilities of $251,590 and recorded prepaid expense of $39,360 which will be amortized over the rest of corresponding service periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2022 and 2021 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 30, 2022. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The occurrence of COVID-19 pandemic had negative impact on our operations. Some of the universities and laboratories with which we collaborate were temporarily closed. Our general development operations have continued during the COVID-19 pandemic and we have not had significant disruption. However, we are uncertain if the COVID-19 pandemic will impact future operations at our laboratory, or our ability to collaborate with other laboratories and universities. In addition, we are unsure if the COVID-19 pandemic will impact future clinical trials. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact the Company’s business for the rest of 2022.

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

Avalon’s downstream medical team and facility consists of top-rated affiliated hospital network and experts specialized in hematology, oncology, cellular immunotherapy, hematopoietic stem/progenitor cell transplant, as well as regenerative therapeutics. Our major clinical programs include:

●	AVA-001: Avalon has initiated its first-in-human clinical trial of CD19 CAR-T candidate, AVA-001 in August 2019 at the Hebei Yanda Lu Daopei Hospital and Beijing Lu Daopei Hospital in China (the world’s single largest CAR-T treatment network with over 600 patients being treated with CAR-T) for the indication of relapsed/refractory B-cell acute lymphoblastic leukemia and non-Hodgkin Lymphoma. The AVA-001 candidate (co-developed with China Immunotech Co. Ltd) is characterized by the utilization of 4-1BB (CD137) co-stimulatory signaling pathway, conferring a strong anti-cancer activity during pre-clinical study. It also features a shorter bio-manufacturing time which leads to the advantage of prompt treatment to patients where timing is important related hematologic malignancies. Avalon has successfully completed the first-in-human clinical trial of its AVA-001 anti-CD19 CAR-T cell therapy as a bridge to allogeneic bone marrow transplantation for patients with relapsed/refractory B-cell acute lymphoblastic leukemia at the Lu Daopei Hospital (registered clinical trial number NCT03952923) with excellent efficacy (90% complete remission rate) and minimal adverse side effects. Avalon is currently expanding the patient recruitment for AVA-001 to include relapsed/refractory non-Hodgkin lymphoma patients.

●	AVA-011 and FLASH-CAR™: The Company advanced its next generation immune cell therapy using RNA-based, non-viral FLASH-CAR™ technology co-developed with the Company’s strategic partner Arbele Limited. The adaptable FLASH-CAR™ platform can be used to create personalized cell therapy from a patient’s own cells, as well as off-the-shelf cell therapy from a universal donor. Our leading candidate, AVA-011, is currently at process development stage to generate clinical-grade cell-therapy products for subsequent clinical studies. On July 8, 2021, the Company and the University of Pittsburgh of the Commonwealth System of Higher Education (the “University”) entered into a Corporate Research Agreement (the “University Agreement”). Pursuant to the University Agreement, for a term of two years the University agreed to use its reasonable efforts to perform academic research funded by the Company in connection with the development of point-of-care modular autonomous processing system to generate clinical-grade AVA-011, a RNA-based chimeric antigen receptor (CAR) T-cell therapy candidate (the “Project”) subject to the appointment of Dr. Yen Michael S. Hsu as Principal Investigator. During the term, the Company agreed to make eight payments of $125,000 to the University. As of March 31, 2022, the Company did not make any payment. The Company and the University shall each own an undivided, one half interest in any intellectual property rights jointly developed by both parties. The Company has been granted a worldwide, irrevocable, non-exclusive, royalty free, fully paid-up, perpetual right to use intellectual property developed by the University in connection with the Project for commercial purposes research activities and other purposes. Further, the Company will have an exclusive right of first offer to an exclusive royalty-bearing license to intellectual property developed by the University or co-developed by the Company and the University in connection with the Project.

●	ACTEX™: Stem cell-derived Avalon Clinical-grade Tissue-specific Exosomes (ACTEX™) is one of the core technology platforms that has been co-developed by Avalon GloboCare and the University of Pittsburgh Medical Center. The Company formed a strategic partnership with HydroPeptide, LLC, a leading epigenetics skin care company, to engage in co-development and commercialization of a series of clinical-grade, exosome-based cosmeceutical and orthopedic products. As part of this agreement, the Company signed a three-way Material Transfer Agreement between Avalon GloboCare, HydroPeptide and the University of Pittsburgh Medical Center.

●	AVA-Trap™: Avalon’s AVA-Trap™ therapeutic program plans to enter animal model testing followed by expedited clinical studies with the goal of providing an effective therapeutic option to combat COVID-19 and other life-threatening conditions involving cytokine storms. The Company initiated a sponsored research and co-development project with Massachusetts Institute of Technology (MIT) led by Professor Shuguang Zhang as Principal Investigator in May 2019. Using the unique QTY code protein design platform, six water-soluble variant cytokine receptors have been successfully designed and tested to show binding affinity to the respective cytokines.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of $4,234,370 as of March 31, 2022 and has incurred recurring net losses and generated negative cash flow from operating activities of $2,070,538 and $511,208 for the three months ended March 31, 2022, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical related consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The occurrence of an uncontrollable event such as the COVID-19 pandemic had negatively impact on the Company’s operations. Our general development operations have continued during the COVID-19 pandemic and we have not had significant disruption. However, we are uncertain if the COVID-19 pandemic will impact future operations at our laboratory, or our ability to collaborate with other laboratories and universities. In addition, we are unsure if the COVID-19 pandemic will impact future clinical trials. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact the Company’s business for the rest of 2022.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

Revenues

For the three months ended March 31, 2022, we had real property rental revenue of $297,631, as compared to $289,774 for the three months ended March 31, 2021, an increase of $7,857, or 2.7%. The slight increase was primarily attributable to the increase of tenants in the first quarter of 2021. We expect that our revenue from real property rent will remain in its current level with minimal increase in the near future.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended March 31, 2022, our real property operating expenses amounted to $218,448, as compared to $216,894 for the three months ended March 31, 2021, an increase of $1,554, or 0.7%.

Real Property Operating Income

Our real property operating income for the three months ended March 31, 2022 was $79,183, representing an increase of $6,303, or 8.6%, as compared to $72,880 for the three months ended March 31, 2021. The increase was mainly attributable to the increase in real property rental revenue as described above. We expect our real property operating income will remain in its current level with minimal increase in the near future.

Other Operating Expenses

For the three months ended March 31, 2022 and 2021, other operating expenses consisted of the following:

	Three Months Ended March 31,
	2022	2021
Advertising and marketing expenses	$526,806	$8,823
Professional fees	821,308	1,381,178
Compensation and related benefits	523,045	562,006
Research and development	116,684	213,188
Travel and entertainment	38,280	32,150
Directors and officers liability insurance premium	103,584	81,141
Rent and related utilities	20,556	22,627
Other general and administrative	55,862	75,355
	$2,206,125	$2,376,468

●	For the three months ended March 31, 2022, advertising and marketing expenses increased by $517,983 or 5,870.8% as compared to the three months ended March 31, 2021. The increase was primarily due to increased advertising activities. We expect that our advertising expenses will decrease in the near future.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees. For the three months ended March 31, 2022, professional fees decreased by $559,870, or 40.5%, as compared to the three months ended March 31, 2021. The decrease was primarily attributable to a decrease in consulting fees of approximately $476,000 mainly due to the decrease in use of consulting service providers, a decrease in legal service fees of approximately $111,000 mainly due to the decrease in use of legal service providers, and a decrease in valuation service fee of $90,000, offset by an increase in investor relations service fees of approximately $107,000 mainly due to the increase in use of investor relations service providers, and an increase in other miscellaneous items of approximately $10,000. We expect that our professional fees will remain in its current level with minimal increase in the near future.

●	For the three months ended March 31, 2022, compensation and related benefits decreased by $38,961, or 6.9%, as compared to the three months ended March 31, 2021. The decrease was primarily attributable to a decrease in stock-based compensation of approximately $35,000 which reflected the value of options granted and vested to our management and a decrease in management’s compensation and related benefits of approximately $4,000. We expect that our compensation and related benefits will remain in its current level with minimal decrease in the near future.

●	For the three months ended March 31, 2022, research and development expenses decreased by $96,504, or 45.3%, as compared to the three months ended March 31, 2021. The decrease was mainly attributable to we decreased research and development projects in the first quarter of 2022. We expect that our research and development expenses will continue to decrease in the near future.

●	For the three months ended March 31, 2022, travel and entertainment expense increased by $6,130, or 19.1%, as compared to the three months ended March 31, 2021. The increase was mainly due to increased business travel activities in the first quarter of 2022.

●	For the three months ended March 31, 2022, Directors and Officers Liability Insurance premium increased by $22,443, or 27.7%, as compared to the three months ended March 31, 2021. The increase was mainly due to different insurance provider with different premium.

●	For the three months ended March 31, 2022, rent and related utilities expenses decreased by $2,071, or 9.2%, as compared to the three months ended March 31, 2021. The decrease was mainly due to the decreased monthly rent in Avalon Shanghai’s office.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, office supplies, and other miscellaneous items. For the three months ended March 31, 2022, other general and administrative expenses decreased by $19,493, or 25.9%, as compared to the three months ended March 31, 2021, reflecting our efforts at stricter controls on corporate expenditure.

Loss from Operations

As a result of the foregoing, for the three months ended March 31, 2022, loss from operations amounted to $2,126,942, as compared to $2,303,588 for the three months ended March 31, 2021, a decrease of $176,646 or 7.7%.

Other (Expense) Income

Other (expense) income mainly includes interest expense, loss from equity method investment, and other miscellaneous income.

Other income, net, totaled $56,404 for the three months ended March 31, 2022, as compared to other expense, net, of $63,530 for the three months ended March 31, 2021, a change of $119,934, or 188.8%, which was primarily attributable to a decrease in interest expense of approximately $5,000, and a decrease in loss from equity method investment of approximately $6,000, and an increase in other miscellaneous income of approximately $109,000.

Income Taxes

We did not have any income taxes expense for the three months ended March 31, 2022 and 2021 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $2,070,538 for the three months ended March 31, 2022, as compared to $2,367,118 for the three months ended March 31, 2021, a decrease of $296,580 or 12.5%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $2,070,538 or $0.02 per share (basic and diluted) for the three months ended March 31, 2022, as compared with $2,367,118, or $0.03 per share (basic and diluted) for the three months ended March 31, 2021, a change of $296,580 or 12.5%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Genexosome, Avactis, and Exosome, is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing Genexosome is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,021 and a foreign currency translation loss of $2,722 for the three months ended March 31, 2022 and 2021, respectively. This non-cash gain/loss had the effect of decreasing/increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $2,068,517 and $2,369,840 for the three months ended March 31, 2022 and 2021, respectively.

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

The occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect the Company’s operations. Efforts to contain the spread of the coronavirus have intensified, including social distancing, travel bans and quarantine, and these are likely to negatively impact our tenants, employees and consultants. These, in turn, will not only impact our operations, financial condition and demand for our medical related consulting services but our overall ability to react timely to mitigate the impact of this event. Given the dynamic nature of these circumstances, the duration of business disruption and reduced traffic, the related financial effect cannot be reasonably estimated at this time but is expected to adversely impact our business for the rest of 2022.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2022 and December 31, 2021, we had cash balance of approximately $526,000 and $808,000, respectively. These funds are kept in financial institutions located as follows:

Country:	March 31, 2022		December 31,2021
United States	$398,459	75.7%	$767,605	95.1%
China	127,831	24.3%	39,933	4.9%
Total cash	$526,290	100.0%	$807,538	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2021 to March 31, 2022:

	March 31,	December 31,	Changes in
	2022	2021	Amount	Percentage
Working capital deficit:
Total current assets	$913,516	$1,323,042	$(409,526)	(31.0)%
Total current liabilities	5,147,886	4,401,658	746,228	17.0%
Working capital deficit	$(4,234,370)	$(3,078,616)	$(1,155,754)	37.5%

Our working capital deficit increased by $1,155,754 to $4,234,370 at March 31, 2022 from $3,078,616 at December 31, 2021. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $281,000, a decrease in prepaid expenses and other current assets of approximately $152,000, an increase in accrued professional fees of approximately $686,000, an increase in accrued payroll liability and directors’ compensation of approximately $173,000, and an increase in accrued liabilities and other payables of approximately $382,000, offset by a decrease in accrued research and development fees of approximately $116,000 and a decrease in note payable – related party of $390,000 resulting from the reclassification of note payable – related party from current to non-current.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flows for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following summarizes the key components of our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(511,208)	$(1,515,525)
Net cash used in investing activities	(1,749)	(30,844)
Net cash provided by financing activities	231,500	2,512,212
Effect of exchange rate on cash	209	120
Net (decrease) increase in cash	$(281,248)	$965,963

Net cash flow used in operating activities for the three months ended March 31, 2022 was $511,208, which primarily reflected our consolidated net loss of approximately $2,071,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in operating lease obligation of approximately $34,000, offset by a decrease in prepaid expenses and other assets of approximately $30,000, an increase accrued liabilities and other payables of approximately $794,000, and an increase in accrued liabilities and other payables – related parties of approximately $40,000, and the non-cash items adjustment primarily consisting of depreciation of approximately $85,000, amortization of right-of-use asset of approximately $34,000, and stock-based compensation and service expense of approximately $606,000.

Net cash flow used in operating activities for the three months ended March 31, 2021 was $1,515,525, which primarily reflected our consolidated net loss of approximately $2,367,000, and the changes in operating assets and liabilities, primarily consisting of an increase in prepaid expenses and other assets of approximately $41,000, and a decrease in operating lease obligation of approximately $33,000, offset by an increase in accrued liabilities and other payables of approximately $163,000, an increase in accrued liabilities and other payables – related parties of approximately $45,000, and the non-cash items adjustment primarily consisting of depreciation of approximately $79,000, and stock-based compensation and service expense of approximately $574,000.

We expect our cash used in operating activities to increase due to the following:

●	the development and commercialization of new products;

●	an increase in professional staff and services; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities was $1,749 for the three months ended March 31, 2022 as compared to $30,844 for the three months ended March 31, 2021. During the three months ended March 31, 2022, we made payments for purchase of property and equipment of approximately $2,000. During the three months ended March 31, 2021, we made additional investment in equity method investment of approximately $31,000.

Net cash flow provided by financing activities was $231,500 for the three months ended March 31, 2022 as compared to $2,512,212 for the three months ended March 31, 2021. During the three months ended March 31, 2022, we received proceeds from related party borrowings of approximately $100,000 and net proceeds from equity offering of approximately $132,000 (net of cash paid for commission of approximately $4,000). During the three months ended March 31, 2021, we received proceeds from related party borrowings of approximately $105,000 and net proceeds from equity offering of approximately $2,407,000 (net of cash paid for commission of approximately $74,000).

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

In the third quarter of 2019, we had secured a $20 million credit facility (Line of Credit) provided by our Chairman, Wenzhao Lu. The unsecured credit facility bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. As of March 31, 2022, the total principal amount outstanding under the Credit Line was $2.9 million and we have approximately $14.1 million remaining available under the Line Credit.

On December 13, 2019, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. As of April 6, 2020, the aggregate market value of our outstanding common stock held by non-affiliates, or public float, was $39,564,237, based on 23,691,160 shares of our outstanding common stock that were held by non-affiliates on such date and a price of $1.67 per share, which was the price at which our common stock was last sold on The Nasdaq Capital Market on February 19, 2020 (a date within 60 days of the date hereof), calculated in accordance with General Instruction I.B.6 of Form S-3. We have not offered any securities pursuant to General Instruction I.B.6 of Form S-3 in the 12 calendar months preceding the date of this prospectus supplement. We filed a prospectus supplement to amend and supplement the information in our prospectus and original prospectus supplement based on the amount of securities that we are eligible to sell under General Instruction I.B.6 of Form S-3. After giving effect to the $13,000,000 offering limit imposed by General Instruction I.B.6 of Form S-3, we may offer and sell additional shares of our common stock having an aggregate offering price of up to $13,000,000 from time to time through Jefferies acting as our sales agent in accordance with the terms of the sales agreement. As of March 31, 2022, we sold a total of 6,429,486 shares of our common stock through Jefferies with an aggregate offering price of $10,073,707 and we have approximately $4.9 million offering price remaining available under the Sales Agreement.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2022, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating lease commitment	$132,110	$132,110	$-	$-	$-
Acquisition consideration	100,000	100,000	-	-	-
Borrowings from related party (principal)	3,240,262	-	3,240,262	-	-
Accrued interest – related party	408,120	408,120	-	-	-
Epicon equity investment obligation	826,498	275,499	550,999	-	-
AVAR joint venture commitment	10,788,644	-	5,788,644	5,000,000	-
Total	$15,495,634	$915,729	$9,579,905	$5,000,000	$-

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended March 31, 2022 and 2021, we had an unrealized foreign currency translation gain of approximately $2,000 and an unrealized foreign currency translation loss of approximately $3,000, respectively, because of changes in the exchange rate.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2022, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of March 31, 2022 due to the significant deficiencies which aggregate to a material weakness and was previously reported in our Form 10-K Annual Report for the year ended December 31, 2021 (“2021 10-K”), that have not yet been remediated.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2022 Convertible Note

On March 28, 2022, the Company entered into Securities Purchase Agreement with an accredited investor providing for the sale by the Company to the investor of a Convertible Note in the amount of $4,000,000 (the “2022 Convertible Note”). In addition to the 2022 Convertible Note, the investor will also receive a Stock Purchase Warrant (the “2022 Warrant”) to acquire an aggregate of 1,333,333 shares of common stock. The 2022 Warrants will be exercisable for five years at an exercise price of $1.25. The financing closed with respect to $2,669,521.60 of the financing on April 15, 2022 and with respect to $659,580.64 of the financing on April 29, 2022. The Company and the investor expect to close on the balance of the $4,000,000 in funding no later than May 15, 2022. As a result of the first closing, the Company issued the investor a 2022 Convertible Note in the principal amount of $2,669,521.60 and a 2022 Warrant to acquire 889,840 shares of common stock and as a result of the second closing, the Company issued the investor a 2022 Convertible Note in the principal amount of $659,580.64 and a 2022 Warrant to acquire 219,860 shares of common stock.

The 2022 Convertible Note bears interest at 1% per annum payable at maturity and matures ten years from issuance. The investor may elect to convert all or part of the 2022 Convertible Note, plus accrued interest, at any time into shares of common stock of the Company at a conversion price equal to 95% of the average of the highest three trading prices for the common stock during the 20-trading day period ending one trading day prior to the conversion date but in no event will the conversion price be lower than $0.75 per share.

The investor agreed to restrict its ability to convert the 2022 Convertible Note and exercise the 2022 Warrants and receive shares of common stock such that the number of shares of common stock held by the investor after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. Further, the investor agreed to not sell or transfer any or all of the shares of common stock underlying the 2022 Convertible Note or the 2022 Warrant for a period of 90 days beginning on the closing date (the “Lock-Up Period”). Following the expiration of the Lock-Up Period, the investor has agreed to limit its sale or transfer of such shares of common stock to a maximum monthly amount equal to 20% of the shares of common stock issuable upon conversion of the 2022 Convertible Note. The Company agreed to use its reasonable best efforts to file a registration statement on Form S-3 (or other appropriate form) providing for the resale by the investor of the shares of common stock underlying the 2022 Convertible Note and the 2022 Warrant.

Common Shares Issued for Services

In April 2022, the Company issued a total of 329,592 shares of its common stock for services rendered and to be rendered. These shares were valued at $290,950, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company reduced accrued liabilities of $251,590 and recorded prepaid expense of $39,360 which will be amortized over the rest of corresponding service periods.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Equity Offering

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company’s registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. From December 13, 2019 through May 11, 2022, Jefferies sold an aggregate of 6,429,486 shares of common stock at an average price of $1.57 per share to investors. The Company received net cash proceeds of $9,771,496, net of commission paid to sales agent of $302,211.

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

Avactis

On July 18, 2018, we formed Avactis Biosciences Inc. (“Avactis”), a Nevada corporation, as a wholly owned subsidiary. On October 23, 2018, Avactis and Arbele Limited (“Arbele”) agreed to the establishment of AVAR BioTherapeutics (China) Co. Ltd. (“AVAR”), a Sino-foreign equity joint venture, pursuant to an Equity Joint Venture Agreement (the “AVAR Agreement”), which was to be owned 60% by Avactis and 40% by Arbele. On April 6, 2022, the Company, Acactis, Arbele and Arbele Biotherapeutics Limited (“Arbele Biotherapeutics”), a wholly owned subsidiary of Arbele, entered into an Amendment No. 1 to the Equity Joint Venture Agreement pursuant to which Arbele Biotherapeutics acquired 40% of Avactis for the purpose of the Company and Arbele establishing a joint venture in the United States and the parties agreed that they would no longer pursue AVAR as a joint venture. Further, all rights and obligations under the AVAR Agreement were assigned by Avactis to Avalon and by Arbele to Arbele Biotherapeutics. Avactis established Avactis Nanjing Biosciences Ltd., a wholly owned foreign entity in the PRC. Further, the parties agreed that the Exclusive Patent License Agreement dated January 3, 2019 entered between Arbele, as licensor, and AVAR, as licensee (the “Arbele License Agreement”), was assigned to Avactis and Avalon and Arbele agreed to enter into a new Arbele License Agreement with Avactis on the same/similar terms as the Arbele License Agreement. Further, Dr. Anthony Chan was appointed to the Board of Directors of Avactis and as the Chief Scientific Officer of Avactis. Avactis purpose and business scope is to research, research, develop, produce, sell, distribute and generally commercialize CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy globally including in the PRC. The Company is required to contribute $10 million (or equivalent in RMB) in cash and/or services, which shall be contributed in tranches based on milestones to be determined jointly by Avactis and the Company in writing subject to the Company’s cash reserves. Within 30 days, Arbele Biotherapeutics shall make contribution of $6.66 million in the form of entering into a License Agreement with Avactis granting Avactis with an exclusive right and license in China to its technology and intellectual property pertaining to CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy technology and any additional technology developed in the future with terms and conditions to be mutually agreed upon the Company and Avactis and services. As of the date hereof, the License Agreement has not been finalized.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

ITEM 15. EXHIBITS

Exhibit Number	Description

1.1	Open Market Sale AgreementSM, dated as of December 13, 2019, by and between Avalon GloboCare Corp. and Jefferies LLC. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2019)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2016)

4.2 †	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.5	Warranty Agreement between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.6	Form of Subscription Agreement between Avalon GloboCare Corp. and the October 2017 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

4.7	Form of Warrant to Boustead Securities, LLC in connection with the private placements (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 27, 2018)

4.8	Form of Warrant (April 2019) (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

4.9	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.9 of the Annual Quarterly Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022)

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.2 †	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2016)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership, as Seller, and Avalon GloboCare Corp., as Buyer dated as of December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2016)

10.4 †	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li dated January 11, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2017)

10.5 †	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.6 †	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.7 †	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.8 †	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.12	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation) (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017)

10.13	Securities Purchase Agreement between Avalon GloboCare Corp. and Genexosome Technologies Inc. dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.14	Asset Purchase Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.15	Stock Purchase Agreement between Genexosome Technologies Inc., Beijing Jieteng (Genexosome) Biotech Co. Ltd. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.16 †	Executive Retention Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.18 †	Director Agreement by and between Avalon GloboCare Corp. and Wilbert J. Tauzin II dated November 1, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.19	Agreement between Avalon GloboCare Corp. and Tauzin Consultants, LLC dated November 1, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.20 †	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated April 3, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.21 †	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 3, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.22	Advisory Service Contract between Ludaopei Hematology Research Institute Co., Ltd. and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 1, 2018 (English translation) (Incorporated by reference to that Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 19, 2018)

10.23	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the April 2018 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2018)

10.24	Supplementary Agreement Related to Share Subscription by and between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang dated April 23, 2018 (English translation) (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

10.25	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated May 3, 2018 (English translation) (incorporated by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018)

10.26 †	Director Agreement by and between Avalon GloboCare Corp. and Tevi Troy dated June 4, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.27	Joint Venture Agreement by and between Avalon (Shanghai) Healthcare Technology Co., Ltd. and Jiangsu Unicorn Biological Technology Co., Ltd. dated May 29, 2018 (English translation) (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.28 †	Director Agreement by and between Avalon GloboCare Corp. and William Stilley, III dated July 5, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2018)

10.29 †	Director Agreement by and between Avalon GloboCare Corp. and Steven A. Sanders dated July 30, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2018)

10.30	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated August 3, 2018 (English translation) (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.31	Strategic Partnership Agreement between Avalon GloboCare Corp. and Weill Cornell Medical College of Cornell University dated August 6, 2018 (incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.32	Equity Joint Venture Agreement by and between Avactis Biosciences, Inc., a wholly-owned subsidiary of Avalon GloboCare Corp., and Arbele Limited for the establishment of AVAR (China) BioTherapeutics Ltd. dated October 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

10.33	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated January 3, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.34	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated January 3, 2019 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.35	Letter Agreement by and between Avalon (Shanghai) Healthcare Technology Co. Ltd. and Meng Li dated January 3, 2019 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.36	Promissory Note issued to Daniel Lu dated Mach 18, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2019)

10.37†	Director Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.38†	Director Agreement by and between Avalon GloboCare Corp. and Yue “Charles” Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.39	Form of Securities Purchase Agreement dated April 25, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

10.40	Revolving Line of Credit Agreement dated as of August 29, 2019 between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated August 29, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019)

10.41	Form of Warrant Redemption and Cancellation Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.42	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated February 20, 2020 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.43	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated February 20, 2020 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.44	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 20, 2020 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.45	Debt Settlement Agreement and Release between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2021)

10.46	Corporate Research Agreement by and between Avalon GloboCare Corp. and the University of Pittsburgh of the Commonwealth System of Higher Education dated July 8, 2021 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2021)

10.47	Form of Securities Purchase Agreement dated March 28, 2022 (incorporated by reference to Exhibit 10.47 of the Annual Quarterly Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022)

10.48	Form of Convertible Note – March 2022 (incorporated by reference to Exhibit 10.48 of the Annual Quarterly Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022)

10.49	Loan Extension and Modification Agreement between Avalon GloboCare Corp. and Wenzhao Lu dated March 28, 2022 (incorporated by reference to Exhibit 10.49 of the Annual Quarterly Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022)

10.50	Form of Securities Purchase Agreement dated March 28, 2022 (Incorporated by reference to Exhibit 10.47 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022)

10.51	Form of Convertible Note – March 2022 (Incorporated by reference to Exhibit 10.48 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022)

10.52	Form of Warrant – March 2022 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2022)

10.53*	Amendment No. 1 to the Equity Joint Venture Agreement entered between Avalon GloboCare Corp., Avactis Biosciences Inc., Arbele Limited and Arbele Biotherapeutics Limited dated April 6, 2022

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 20, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.
(Registrant)

Date: May 11, 2022	By:	/s/ David K. Jin
David K. Jin
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)