Form 10-Q
period 2022-06-30
Avalon GloboCare Corp.
filed 2022-08-05
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AVCO	The NASDAQ Stock Market LLC

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 5, 2022
Common Stock, $0.0001 par value per share	99,215,208 shares

AVALON GLOBOCARE CORP.

FORM 10-Q

June 30, 2022

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,180,208	$807,538
Rent receivable	24,778	33,618
Rent receivable - related party	58,500	33,600
Deferred financing costs, net	139,170	138,631
Prepaid expenses and other current assets	250,302	309,655

Total Current Assets	1,652,958	1,323,042

NON-CURRENT ASSETS:
Rent receivable - noncurrent portion	147,964	163,211
Deferred financing costs - noncurrent portion, net	74,937	74,648
Security deposit	-	20,271
Deferred leasing costs	97,216	109,792
Operating lease right-of-use assets, net	74,348	145,303
Property and equipment, net	265,709	361,547
Investment in real estate, net	7,444,428	7,528,770
Equity method investment	517,442	515,632

Total Non-current Assets	8,622,044	8,919,174

Total Assets	$10,275,002	$10,242,216

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$376,386	$-
Accrued professional fees	1,485,695	1,881,349
Accrued research and development fees	609,222	928,111
Accrued payroll liability and directors’ compensation	374,601	307,043
Accrued settlement of lawsuit	900,000	-
Accrued liabilities and other payables	344,352	275,320
Accrued liabilities and other payables - related parties	539,974	468,433
Operating lease obligation	74,348	151,402
Convertible note payable, net	492,550	-
Derivative liability	2,013,300	-
Note payable - related party	-	390,000

Total Current Liabilities	7,210,428	4,401,658

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	-	5,901
Accrued settlement of lawsuit - noncurrent portion	450,000	-
Loan payable - related party	2,440,262	2,750,262

Total Non-current Liabilities	2,890,262	2,756,163

Total Liabilities	10,100,690	7,157,821

Commitments and Contingencies (Note 15)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized;
89,554,766 shares issued and 89,034,766 shares outstanding at June 30, 2022;
88,975,169 shares issued and 88,455,169 shares outstanding at December 31, 2021	8,955	8,898
Additional paid-in capital	56,118,913	54,888,559
Less: common stock held in treasury, at cost;
520,000 shares at June 30, 2022 and December 31, 2021	(522,500)	(522,500)
Accumulated deficit	(55,230,886)	(51,131,874)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(206,748)	(165,266)
Total Avalon GloboCare Corp. stockholders’ equity	174,312	3,084,395
Non-controlling interest	-	-

Total Equity	174,312	3,084,395

Total Liabilities and Equity	$10,275,002	$10,242,216

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

REVENUES
Real property rental	$290,821	$280,232	$588,452	$570,006
Total Revenues	290,821	280,232	588,452	570,006

COSTS AND EXPENSES
Real property operating expenses	211,703	205,147	430,151	422,041
Total Costs and Expenses	211,703	205,147	430,151	422,041

GROSS PROFIT
Real property operating income	79,118	75,085	158,301	147,965
Total Gross Profit	79,118	75,085	158,301	147,965

OTHER OPERATING EXPENSES:
Advertising and marketing	130,395	7,500	657,201	16,323
Professional fees	436,447	1,357,079	1,257,755	2,738,257
Compensation and related benefits	503,541	547,829	1,026,586	1,109,835
Research and development expenses	254,476	238,793	371,160	451,981
Litigation settlement	1,350,000	-	1,350,000	-
Other general and administrative	247,830	226,164	466,112	437,437

Total Other Operating Expenses	2,922,689	2,377,365	5,128,814	4,753,833

LOSS FROM OPERATIONS	(2,843,571)	(2,302,280)	(4,970,513)	(4,605,868)

OTHER (EXPENSE) INCOME
Interest expense	(61,889)	-	(61,889)	-
Interest expense - related party	(31,854)	(46,131)	(71,540)	(91,280)
Loss from equity method investment	(11,882)	(15,418)	(24,798)	(33,932)
Change in fair value of derivative liability	769,269	-	769,269	-
Other income (expense)	151,453	(1,081)	260,459	(948)

Total Other Income (Expense), net	815,097	(62,630)	871,501	(126,160)

LOSS BEFORE INCOME TAXES	(2,028,474)	(2,364,910)	(4,099,012)	(4,732,028)

INCOME TAXES	-	-	-	-

NET LOSS	$(2,028,474)	$(2,364,910)	$(4,099,012)	$(4,732,028)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	-	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,028,474)	$(2,364,910)	$(4,099,012)	$(4,732,028)

COMPREHENSIVE LOSS:
NET LOSS	$(2,028,474)	$(2,364,910)	$(4,099,012)	$(4,732,028)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	(43,503)	14,786	(41,482)	12,064
COMPREHENSIVE LOSS	(2,071,977)	(2,350,124)	(4,140,494)	(4,719,964)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,071,977)	$(2,350,124)	$(4,140,494)	$(4,719,964)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	88,932,809	84,623,723	88,718,812	84,021,787

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2022

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number		Number		Additional	Number				Other	Non-
	of		of		Paid-in	of		Accumulated	Statutory	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2022	-	$-	88,975,169	$8,898	$54,888,559	(520,000)	$(522,500)	$(51,131,874)	$6,578	$(165,266)	$-	$3,084,395

Sale of common stock, net	-	-	170,640	17	112,311	-	-	-	-	-	-	112,328

Stock-based compensation	-	-	-	-	152,323	-	-	-	-	-	-	152,323

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	2,021	-	2,021

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	(2,070,538)	-	-	-	(2,070,538)

Balance, March 31, 2022	-	-	89,145,809	8,915	55,153,193	(520,000)	(522,500)	(53,202,412)	6,578	(163,245)	-	1,280,529

Warrants issued with convertible debt offering	-	-	-	-	498,509	-	-	-	-	-	-	498,509

Issuance of common stock for services	-	-	408,957	40	340,910	-	-	-	-	-	-	340,950

Stock-based compensation	-	-	-	-	126,301	-	-	-	-	-	-	126,301

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(43,503)	-	(43,503)

Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	-	(2,028,474)	-	-	-	(2,028,474)

Balance, June 30, 2022	-	$-	89,554,766	$8,955	$56,118,913	(520,000)	$(522,500)	$(55,230,886)	$6,578	$(206,748)	$-	$174,312

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,099,012)	$(4,732,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	168,564	141,285
Change in straight-line rent receivable	8,857	4,934
Amortization of right-of-use asset	68,206	60,254
Stock-based compensation and service expense	821,247	1,086,546
Loss on equity method investment	24,798	33,932
Amortization of debt discount	54,685	-
Change in fair market value of derivative liability	(769,269)	-
Changes in operating assets and liabilities:
Rent receivable	15,230	12,093
Rent receivable - related party	(24,900)	-
Security deposit	(432)	6,015
Deferred leasing costs	10,596	5,492
Prepaid expenses and other assets	(20,731)	42,555
Accounts payable	389,106	-
Accrued liabilities and other payables	674,998	714,348
Accrued liabilities and other payables - related parties	71,541	91,280
Operating lease obligation	(80,206)	(60,254)

NET CASH USED IN OPERATING ACTIVITIES	(2,686,722)	(2,593,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,749)	-
Improvement of commercial real estate	-	(10,332)
Additional investment in equity method investment	(54,008)	(40,179)

CASH USED IN INVESTING ACTIVITIES	(55,757)	(50,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable - related party	(390,000)	-
Proceeds from loan payable - related party	100,000	193,188
Repayments of loan payable - related party	(410,000)
Proceeds from issuance of convertible debt and warrants	3,718,943	-
Proceeds from equity offering	135,567	2,481,405
Disbursements for equity offering costs	(24,067)	(74,442)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,130,443	2,600,151

EFFECT OF EXCHANGE RATE ON CASH	(15,294)	2,635

NET INCREASE (DECREASE) IN CASH	372,670	(41,273)

CASH - beginning of period	807,538	726,577

CASH - end of period	$1,180,208	$685,304

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$56,027	$234,750
Common stock issued for accrued liabilities	$30,000	$261,032
Deferred financing costs in accrued liabilities	$-	$16,093
Accrued professional fees relieved for shares issued	$-	$202,500
Warrants issued with convertible note payable	$498,509	$-
Derivative liability	$2,782,569	$-

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

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as companion diagnostics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through its subsidiary structure with unique integration of vertical segments from innovative R&D to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and regenerative therapeutics.

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd., a British Virgin Island company. There was no activity for the subsidiary since its incorporation through June 30, 2022. Avalon (BVI) Ltd. is dormant and is in process of being dissolved.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of June 30, 2022, the occupancy rate of the building is 87.0%.

On July 31, 2017, the Company formed Genexosome Technologies Inc. (“Genexosome”) in Nevada. Genexosome was engaged in developing proprietary diagnostic and therapeutic products using exosomes. Genexosome owns 100% of the capital stock of Beijing Jieteng (Genexosome) Biotech Co., Ltd., a corporation incorporated in the People’s Republic of China on August 7, 2015 (“Beijing Genexosome”) which was dissolved in June 2022, and the Company holds 60% of Genexosome and Dr. Yu Zhou holds 40% of Genexosome. The Company had not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has decided to impair the intangible asset associated with this acquisition to zero. Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019. Since the fourth quarter of 2019, the non-controlling interest has remained inactive.

On July 18, 2018, the Company formed a wholly owned subsidiary, Avactis Biosciences Inc. (“Avactis”), a Nevada corporation, which will focus on accelerating commercial activities related to cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others. The subsidiary is designed to integrate and optimize our global scientific and clinical resources to further advance the use of cellular therapies to treat certain cancers. Commencing on April 6, 2022, the Company owns 60% of Avactis and Arbele Biotherapeutics Limited (“Arbele Biotherapeutics”) owns 40% of Avactis.

On June 13, 2019, the Company formed a wholly owned subsidiary, International Exosome Association LLC, a Delaware company. There was no activity for the subsidiary since its incorporation through June 30, 2022.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these condensed consolidated financial statements as of June 30, 2022 are as follows:

Name of Subsidiary	Place and date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by AVCO	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in United States of America (“USA”)

Avalon (BVI) Ltd. (“Avalon BVI”)	British Virgin Island January 23, 2017	100% held by AVCO	Dormant, is in process of being dissolved

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by AVCO	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Provides medical related consulting services

Genexosome Technologies Inc. (“Genexosome”)	Nevada July 31, 2017	60% held by AVCO	Dormant

Avactis Biosciences Inc. (“Avactis”)	Nevada July 18, 2018	60% held by AVCO	Integrate and optimize global scientific and clinical resources to further advance cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others to treat certain cancers
International Exosome Association LLC (“Exosome”)	Delaware June 13, 2019	100% held by AVCO	Promotes standardization related to exosome industry

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN CONDITION (continued)

Going Concern

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as companion diagnostics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through its subsidiary structure with unique integration of vertical segments from innovative R&D to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and regenerative therapeutics.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of $5,557,470 as of June 30, 2022 and has incurred recurring net losses and generated negative cash flow from operating activities of $4,099,012 and $2,686,722 for the six months ended June 30, 2022, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical related consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and six months ended June 30, 2022 and 2021 include the useful life of property and equipment and investment in real estate, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, valuation of stock-based compensation, and assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable.

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

Assets and liabilities measured at fair value on a recurring basis. Certain assets and liabilities are measured at fair value on a recurring basis. These assets and liabilities are measured at fair value on an ongoing basis. These assets and liabilities include derivative liability.

Derivative liability. Derivative liability is carried at fair value and measured on an ongoing basis. The table below reflects the activity of derivative liability measured at fair value for the six months ended June 30, 2022:

Significant Unobservable Inputs (Level 3)
Balance of derivative liability as of January 1, 2022	$-
Initial fair value of derivative liability attributable to embedded conversion feature of convertible note payable	2,782,569
Gain from change in the fair value of derivative liability	(769,269)
Balance of derivative liability as of June 30, 2022	$2,013,300

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

Cash and Cash Equivalents

At June 30, 2022 and December 31, 2021, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2022		December 31, 2021
United States	$716,240	60.7%	$767,605	95.1%
China	463,968	39.3%	39,933	4.9%
Total cash	$1,180,208	100.0%	$807,538	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2022 and December 31, 2021.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk and Uncertainties

A portion of the Company’s cash is maintained with state-owned banks within the PRC. Balances at state-owned banks within the PRC are covered by insurance up to RMB 500,000 (approximately $75,000) per bank. Any balance over RMB 500,000 per bank in PRC will not be covered. At June 30, 2022, cash balances held in the PRC are RMB 3,108,354 (approximately $464,000), of which, RMB 2,582,643 (approximately $385,000) was not covered by such limited insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At June 30, 2022, the Company’s cash balances in United States bank accounts had approximately $137,000 in excess of the federally-insured limits.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three and six months ended June 30, 2022 and 2021, potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible note (using the if-converted method) and exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per Share Data (continued)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	8,385,000	7,700,000	8,385,000	7,700,000
Warrants	1,239,647	-	1,239,647	-
Convertible note (*)	4,958,590	-	4,958,590	-
Potentially dilutive securities	14,583,237	7,700,000	14,583,237	7,700,000

(*) Assumed the convertible note was converted into shares of common stock of the Company at a conversion price of $0.75 per share.

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”) and president of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the three and six months ended June 30, 2022 and 2021, the Company operates through two business segments: real property operating segment and medical related consulting services segment. These reportable segments offer different types of services and products, have different types of revenue, and are managed separately as each requires different operating strategies and management expertise.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021 (or December 15, 2023 for companies who meet the SEC definition of Smaller Reporting Companies), and interim periods within those fiscal years. The guidance is to be adopted through either a fully retrospective or modified retrospective method of transition. However, early adoption is permitted as early as fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted the new standard on January 1, 2022, which adoption required the Company to bifurcate the embedded conversion feature from the convertible note it issued during the second quarter of 2022.

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At June 30, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid directors and officers liability insurance premium	$8,915	$49,656
Prepaid professional fees	88,185	186,609
Recoverable VAT	20,005	23,655
Deferred leasing costs	33,402	31,422
Security deposit	19,649	-
Prepaid NASDAQ listing fee	44,813	-
Other	35,333	18,313
Total	$250,302	$309,655

NOTE 5 – EQUITY METHOD INVESTMENT

As of June 30, 2022 and December 31, 2021, the equity method investment amounted to $517,442 and $515,632, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon Biotech Co., Ltd. (“Epicon”). Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and the other unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), accounted for 40% and 60% of the total ownership, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

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

For the three months ended June 30, 2022 and 2021, the Company’s share of Epicon’s net loss was $11,882 and $15,418, respectively, which was included in loss from equity method investment in the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2022 and 2021, the Company’s share of Epicon’s net loss was $24,798 and $33,932, respectively, which was included in loss from equity method investment in the accompanying condensed consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENT (continued)

In the six months ended June 30, 2022, activity recorded for the Company’s equity method investment in Epicon is summarized in the following table:

Equity investment carrying amount at January 1, 2022	$515,632
Payment made for equity method investment	54,008
Epicon’s net loss attributable to the Company	(24,798)
Foreign currency fluctuation	(27,400)
Equity investment carrying amount at June 30, 2022	$517,442

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	June 30, 2022	December 31, 2021
Current assets	$14,044	$5,479
Noncurrent assets	177,093	216,864
Current liabilities	41,645	56,626
Noncurrent liabilities	-	-
Equity	149,492	165,717

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Loss from operation	29,703	38,543	62,026	84,829
Net loss	29,703	38,543	61,994	84,829

NOTE 6 – ACCRUED LIABILITIES AND OTHER PAYABLES

At June 30, 2022 and December 31, 2021, accrued liabilities and other payables consisted of the following:

	June 30, 2022	December 31, 2021
Accrued tenants’ improvement reimbursement	$43,500	$43,500
Tenants’ security deposit	73,733	73,733
Accrued business expense reimbursement	40,181	68,172
Accrued utilities	12,820	14,372
Advance from customer	12,306	-
Deferred rental income	30,344	8,638
Accrued equity offering costs	40,000	40,000
Taxes payable	15,122	14,459
Others	76,346	12,446
Total	$344,352	$275,320

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On March 28, 2022, the Company entered into Securities Purchase Agreement with an accredited investor, which was amended on June 8, 2022, providing for the sale by the Company to the investor of a Convertible Note in the amount of $3,718,943 (“2022 Convertible Note”). In addition to the 2022 Convertible Note, the investor also received a Stock Purchase Warrant (“2022 Warrant”) to acquire an aggregate of 1,239,647 shares of common stock. The 2022 Warrant is exercisable for five years at an exercise price of $1.25. The financing closed with respect to:

●	$2,669,522 of the financing on April 15, 2022,

●	$659,581 of the financing on April 29, 2022,

●	$199,840 of the financing on May 18, 2022 and

●	$190,000 of the financing on May 25, 2022.

As a result of each of the closings, the Company issued the investor a 2022 Convertible Note in the principal amount of $2,669,522 and a 2022 Warrant to acquire 889,840 shares of common stock dated April 15, 2022, a 2022 Convertible Note in the principal amount of $659,581 and a 2022 Warrant to acquire 219,860 shares of common stock dated April 29, 2022, a 2022 Convertible Note in the principal amount of $199,840 and a 2022 Warrant to acquire 66,614 shares of common stock and a 2022 Convertible Note in the principal amount of $190,000 and a 2022 Warrant to acquire 63,333 shares of common stock.

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

The investor agreed to restrict its ability to convert the 2022 Convertible Note and exercise the 2022 Warrant and receive shares of common stock such that the number of shares of common stock held by the investor after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. Further, the investor agreed to not sell or transfer any or all of the shares of common stock underlying the 2022 Convertible Note or the 2022 Warrant for a period of 90 days beginning on the closing date (the “Lock-Up Period”). Following the expiration of the Lock-Up Period, the investor has agreed to limit its sale or transfer of such shares of common stock to a maximum monthly amount equal to 20% of the shares of common stock issuable upon conversion of the 2022 Convertible Note. The Company agreed to use its reasonable best efforts to file a registration statement on Form S-3 (or other appropriate form) providing for the resale by the investor of the shares of common stock underlying the 2022 Convertible Note and the 2022 Warrant.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that all the warrants issued to the investor with this private placement are classified as equity in additional paid in-capital.

In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction.

The fair values of the warrants issued to the investor with this private placement were computed using the Black-Scholes option-pricing model with the following assumptions: volatility of 111.94%, risk-free rate of 2.71% - 2.92%, annual dividend yield of 0% and expected life of 5 years.

In accordance with ASC 480-10-25-14, the Company determined that the conversion provisions contain an embedded derivative feature and the Company valued the derivative feature separately, recording debt discount and derivative liabilities in accordance with the provisions of the convertible debt (see Note 8). The Company calculates the fair value of conversion option at the commitment dates using the Black-Scholes valuation model with the following assumptions: volatility of 95.97%, risk-free rate of 2.75% - 2.89%, annual dividend yield of 0% and expected life of 10 years.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – CONVERTIBLE NOTE PAYABLE (continued)

The warrants issued to the investor to purchase 1,239,647 shares of the Company’s common stock were treated as a discount on the convertible note payable and were valued at $498,509 and will be amortized over the term of the 2022 Convertible Note. Additionally, the fair value of embedded conversion option at commitment dates, which was valued at $2,782,569, is recorded as a discount on the convertible note payable and will be amortized over the term of the 2022 Convertible Note. Hence, in connection with the issuance of the 2022 Convertible Note and 2022 Warrant, the Company recorded a total debt discount of $3,281,078 to be amortized over the term of the convertible note payable. For the three and six months ended June 30, 2022, amortization of debt discount and interest expense related to the 2022 Convertible Note amounted to $54,685 and $7,204, respectively, which have been reflected as interest expense on the accompanying condensed consolidated statements of operation and comprehensive loss.

At June 30, 2022, convertible note payable consisted of the following:

June 30, 2022
Principal amount	$3,718,943
Less: unamortized debt discount	(3,226,393)
Convertible note payable, net	$492,550

In accordance with an agreement signed on July 25, 2022, all outstanding principal and unpaid interest were converted into common stock of the Company at a conversion price of $0.65 per share (see Note 16 - Common Shares Issued for Debt Conversion).

NOTE 8 – DERIVATIVE LIABILITY

As stated in Note 7, 2022 Convertible Note, the Company determined that the convertible note payable contained an embedded derivative feature in the form of a conversion provision which was adjustable based on future prices of the Company’s common stock. In accordance with ASC 815-10-25, each derivative feature was initially recorded at its fair value using the Black-Scholes option valuation method and then re-valued at each reporting date, with changes in the fair value reported in the statements of operations.

The estimated fair value of the derivative feature of convertible debt was $2,782,569 at commitment dates, which was calculated using the following assumptions: volatility of 95.97%, risk-free rate of 2.75% - 2.89%, annual dividend yield of 0% and expected life of 10 years.

The estimated fair value of the derivative feature of convertible debt was $2,013,300 at June 30, 2022, which was computed using the following assumptions: volatility of 95.71%, risk-free rate of 2.98%, annual dividend yield of 0% and expected life of 9.8 – 9.9 years.

Increases or decreases in fair value of the derivative liability is included as a component of total other (expenses) income in the accompanying condensed consolidated statements of operations and comprehensive loss for the respective period. The changes to the derivative liability resulted in a decrease of $769,269 in the derivative liability and the corresponding increase in other income as a gain for the three and six months ended June 30, 2022. There was no derivative liability in the three and six months ended June 30, 2021.

NOTE 9 – RELATED PARTY TRANSACTIONS

Rental Revenue from Related Party and Rent Receivable – Related Party

The Company leases space of its commercial real property located in New Jersey to a company, which is controlled by Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors. The term of the related party lease agreement is five years commencing on May 1, 2021 and will expire on April 30, 2026. For the three months ended June 30, 2022 and 2021, the related party rental revenue amounted to $12,600 and $8,400, respectively, and has been included in real property rental on the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2022 and 2021, the related party rental revenue amounted to $25,200 and $8,400, respectively, and has been included in real property rental on the accompanying condensed consolidated statements of operations and comprehensive loss. The related party rent receivable totaled $58,500 and $33,600, respectively, and no allowance for doubtful accounts was deemed to be required on rent receivable – related party at June 30, 2022 and December 31, 2021.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Services Provided by Related Party

From time to time, Wilbert Tauzin, a director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $36,460 and $54,545 for the three months ended June 30, 2022 and 2021, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. As compensation for professional services provided, the Company recognized consulting expenses of $87,598 and $111,950 for the six months ended June 30, 2022 and 2021, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Beijing Genexosome for a cash payment of $450,000. As of June 30, 2022 and December 31, 2021, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

As of June 30, 2022 and December 31, 2021, $439,974 and $368,433 of accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, respectively, have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

Borrowings from Related Party

Promissory Note

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and Chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022. In March 2022, the Company and Wenzhao Lu entered into a Loan Extension and Modification Agreement (the “Extension”) to extend the maturity date to March 19, 2024.The Company repaid principal of $410,000, $200,000 and $390,000 in the third quarter of 2019, second quarter of 2020 and second quarter of 2022, respectively. As of June 30, 2022 and December 31, 2021, the outstanding principal balance was $0 and $390,000, respectively.

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

In the six months ended June 30, 2022, activity recorded for the Line of Credit is summarized in the following table:

Outstanding principal under the Line of Credit at January 1, 2022	$2,750,262
Draw down from Line of Credit	100,000
Repayment of Line of Credit	(410,000)
Outstanding principal under the Line of Credit at June 30, 2022	$2,440,262

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Borrowings from Related Party (continued)

For the three months ended June 30, 2022 and 2021, the interest expense related to above borrowings amounted to $31,854 and $46,131, respectively, and has been included in interest expense – related party on the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2022 and 2021, the interest expense related to above borrowings amounted to $71,540 and $91,280, respectively, and has been included in interest expense – related party on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2022 and December 31, 2021, the related accrued and unpaid interest for above borrowings was $439,974 and $368,433, respectively, has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

On July 25, 2022, the outstanding principal and related accrued and unpaid interest were settled by issuance of the Company’s common stock (see Note 16 - Common Shares Issued Pursuant to Related Party Debt Settlement Agreement and Release).

NOTE 10 – EQUITY

Common Shares Sold for Cash

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock. During the six months ended June 30, 2022, Jefferies sold an aggregate of 170,640 shares of common stock at an average price of $0.79 per share to investors and the Company recorded net proceeds of $112,328, net of commission and other offering costs of $23,239.

Common Shares Issued for Services

During the six months ended June 30, 2022, the Company issued a total of 408,957 shares of its common stock for services rendered and to be rendered. These shares were valued at $340,950, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $254,923 for the six months ended June 30, 2022 and reduced accrued liabilities of $30,000 and recorded prepaid expense of $56,027 as of June 30, 2022 which will be amortized over the rest of corresponding service periods.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at June 30, 2022:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2022	Weighted Average Exercise Price
$0.50 – 0.82	2,660,000	4.48	$0.56	2,233,334	$0.53
1.00 – 1.93	2,895,000	4.40	1.38	2,888,333	1.39
2.00 – 2.80	2,560,000	1.37	2.15	2,560,000	2.15
4.76	30,000	1.76	4.76	30,000	4.76
$0.50 – 4.76	8,145,000	3.46	$1.37	7,711,667	$1.40

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Options (continued)

Stock option activities for the six months ended June 30, 2022 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2022	7,725,000	$1.45
Granted	660,000	0.73
Expired/forfeited/exercised	(240,000)	(2.26)
Outstanding at June 30, 2022	8,145,000	$1.37
Options exercisable at June 30, 2022	7,711,667	$1.40
Options expected to vest	433,333	$0.69

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at June 30, 2022 was $0.

The fair values of options granted during the six months ended June 30, 2022 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 74.8% - 117.46%, risk-free rate of 1.37% - 3.56%, annual dividend yield of 0%, and expected life of 3.00 - 5.00 years. The aggregate fair value of the options granted during the six months ended June 30, 2022 was $373,982.

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

For the three months ended June 30, 2022 and 2021, stock-based compensation expense associated with stock options granted amounted to $126,301 and $195,209, of which, $93,171 and $136,392 was recorded as compensation and related benefits, $21,460 and $39,545 was recorded as professional fees, and $11,670 and $19,272 was recorded as research and development expenses, respectively.

For the six months ended June 30, 2022 and 2021, stock-based compensation expense associated with stock options granted amounted to $278,624 and $397,714, of which, $198,084 and $275,899 was recorded as compensation and related benefits, $57,598 and $82,988 was recorded as professional fees, and $22,942 and $38,827 was recorded as research and development expenses, respectively.

A summary of the status of the Company’s nonvested stock options granted as of June 30, 2022 and changes during the six months ended June 30, 2022 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2022	205,834	$1.04
Granted	660,000	0.73
Vested	(432,501)	(0.92)
Nonvested at June 30, 2022	433,333	$0.69

Warrants

On March 28, 2022, the Company entered into Securities Purchase Agreement with an accredited investor, which was amended on June 8, 2022, providing for the sale by the Company to the investor of a Convertible Note in the amount of $3,718,943 (“2022 Convertible Note”). In addition to the 2022 Convertible Note, the investor also received a Stock Purchase Warrant (“2022 Warrant”) to acquire an aggregate of 1,239,647 shares of common stock. The 2022 Warrant is exercisable for five years at an exercise price of $1.25.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Warrants (continued)

The fair values of the warrants issued to the investor with this private placement were computed using the Black-Scholes option-pricing model with the following assumptions: volatility of 111.94%, risk-free rate of 2.71% - 2.92%, annual dividend yield of 0% and expected life of 5 years. The warrants issued to the investor to purchase 1,239,647 shares of the Company’s common stock were treated as a discount on the convertible note payable and were valued at $498,509 and will be amortized over the term of the 2022 Convertible Note.

Stock warrant activities for the six months ended June 30, 2022 were as follows:

	Number of Warrants	Exercise Price
Outstanding at January 1, 2022	-	$-
Issued	1,239,647	1.25
Expired/exercised	-	-
Outstanding and exercisable at June 30, 2022	1,239,647	$1.25

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at June 30, 2022:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding at June 30, 2022	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at June 30, 2022	Exercise Price
$1.25	1,239,647	4.81	1,239,647	$1.25

The aggregate intrinsic value of both stock warrants outstanding and stock warrants exercisable at June 30, 2022 was $0.

NOTE 11 – STATUTORY RESERVE AND RESTRICTED NET ASSETS

The Company’s PRC subsidiary, Avalon Shanghai, is restricted in its ability to transfer a portion of its net asset to the Company. The payment of dividends by entities organized in China is subject to limitations, procedures and formalities. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China.

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the three and six months ended June 30, 2022 as it incurred net loss in the periods. As of both June 30, 2022 and December 31, 2021, the restricted amount as determined pursuant to PRC statutory laws totaled $6,578.

Relevant PRC laws and regulations restrict the Company’s PRC subsidiary, Avalon Shanghai, from transferring a portion of its net assets, equivalent to their statutory reserves and their share capital, to the Company’s shareholders in the form of loans, advances or cash dividends. Only PRC entity’s accumulated profit may be distributed as dividend to the Company’s shareholders without the consent of a third party. As of both June 30, 2022 and December 31, 2021, total restricted net assets amounted to $706,578.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

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

The Company performed a test on the restricted net assets of consolidated subsidiary in accordance with such requirement and concluded that it was not applicable to the Company as the restricted net assets of the Company’s PRC subsidiary did not exceed 25% of the consolidated net assets of the Company, therefore, the condensed financial statements for the parent company have not been required.

NOTE 13 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2022	2021	2022	2021
A	32%	31%	30%	31%
B	20%	20%	19%	20%
C	13%	13%	13%	13%

Two customers, of which, one is a related party and the other is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable and rent receivable – related party at June 30, 2022, accounted for 81.0% of the Company’s total outstanding rent receivable and rent receivable – related party at June 30, 2022.

Two customers, of which, one is a related party and the other is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable and rent receivable – related party at December 31, 2021, accounted for 80.6% of the Company’s total outstanding rent receivable and rent receivable – related party at December 31, 2021.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three and six months ended June 30, 2022 and 2021.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at June 30, 2022, accounted for 100.0% of the Company’s total outstanding accounts payable at June 30, 2022.

NOTE 14 – SEGMENT INFORMATION

For the three and six months ended June 30, 2022 and 2021, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SEGMENT INFORMATION (continued)

The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Real property operations	$290,821	$280,232	$588,452	$570,006
Costs and expenses
Real property operations	211,703	205,147	430,151	422,041
Gross profit
Real property operations	79,118	75,085	158,301	147,965
Other operating expenses
Real property operations	81,899	78,830	188,952	180,253
Medical related consulting services	106,235	167,275	193,350	328,828
Corporate/Other	1,384,555	2,131,260	3,396,512	4,244,752
Total	1,572,689	2,377,365	3,778,814	4,753,833
Other (expense) income
Interest expense
Corporate/Other	(93,743)	(46,131)	(133,429)	(91,280)
Total	(93,743)	(46,131)	(133,429)	(91,280)
Other income (expense)
Real property operations	3	4	7	108
Medical related consulting services	136,497	(16,503)	232,583	(34,989)
Corporate/Other	(577,660)	-	(577,660)	1
Total	(441,160)	(16,499)	(345,070)	(34,880)
Total other expense, net	(534,903)	(62,630)	(478,499)	(126,160)
Net (loss) income
Real property operations	(2,778)	(3,741)	(30,644)	(32,180)
Medical related consulting services	30,262	(183,778)	39,233	(363,817)
Corporate/Other	(2,055,958)	(2,177,391)	(4,107,601)	(4,336,031)
Total	$(2,028,474)	$(2,364,910)	$(4,099,012)	$(4,732,028)

Identifiable long-lived tangible assets at June 30, 2022 and December 31, 2021	June 30, 2022	December 31, 2021
Real property operations	$7,452,856	$7,537,281
Medical related consulting services	515	742
Corporate/Other	256,766	352,294
Total	$7,710,137	$7,890,317

Identifiable long-lived tangible assets at June 30, 2022 and December 31, 2021	June 30, 2022	December 31, 2021
United States	$7,489,017	$7,583,880
China	221,120	306,437
Total	$7,710,137	$7,890,317

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and its property is not subject to, any material legal proceedings, except as set forth below.

On October 25, 2017, Genexosome entered into and closed a Stock Purchase Agreement with Beijing Genexosome and Yu Zhou, MD, PhD, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000, of which $100,000 is still owed. Further, on October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Dr. Zhou, pursuant to which the Company acquired all assets, including all intellectual property and exosome separation systems, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, Genexosome paid Dr. Zhou $876,087 in cash, transferred 500,000 shares of common stock of the Company to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of Genexosome. Further, the Company had not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has decided to impair the intangible asset associated with this acquisition to zero. Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019. Further, on October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome. The criminal proceedings against Dr. Zhou and Li Chen have been concluded. The Company, Genexosome and the Research Institute entered into a Settlement Agreement dated June 7, 2022 (the “Settlement Date”) whereby the Company agreed to pay the Research Institute $450,000 on each of the sixty-day, one year and two-year anniversaries of the Settlement Date. In addition, the Company agreed to pay the Research Institute 30% of the Company’s initial pre-tax profit of $3,333,333, 20% of the Company’s second pre-tax profit of $3,333,333 and 10% of the Company’s third pre-tax profit of $3,333,333. The parties provided a mutual release as well.

Operating Leases Commitment

The Company is a party to leases for office space. Rent expense under all operating leases amounted to approximately $72,000 and $73,000 for the six months ended June 30, 2022 and 2021, respectively. Supplemental cash flow information related to leases for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$82,792	$65,035
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$-	$133,473

The following table summarizes the lease term and discount rate for the Company’s operating lease as of June 30, 2022:

Operating Lease
Weighted average remaining lease term (in years)	0.58
Weighted average discount rate	4.88%

The following table summarizes the maturity of lease liabilities under operating lease as of June 30, 2022:

For the Twelve-month Period Ending June 30:	Operating Lease
2023	$75,263
2024 and thereafter	-
Total lease payments	75,263
Amount of lease payments representing interest	(915)
Total present value of operating lease liabilities	$74,348

Current portion	$74,348

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINCENGIES (continued)

Equity Investment Commitment

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within five years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.2 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.5 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of June 30, 2022, Avalon Shanghai has contributed RMB 5,110,000 (approximately $0.8 million) that was included in equity method investment on the accompanying condensed consolidated balance sheets. The Company intends to use its present working capital together with borrowings from related party and equity raises to fund the project cost.

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

(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINCENGIES (continued)

Joint Venture – Avactis Biosciences Inc. (continued)

Under AVAR Agreement, as amended, Arbele Biotherapeutics shall be responsible for the following:

●	Entering into a License Agreement with Avactis; and

●	Providing Avactis with research and development expertise pertaining to clinical laboratory medicine when hired by Avactis.

As of both June 30, 2022 and December 31, 2021, the Company paid the $900,000 to Arbele Biotherapeutics as research and development fee. As of June 30, 2022, License Agreement has not been finalized.

Line of Credit Agreement

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), a significant shareholder and director of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of June 30, 2022, $2,440,262 was outstanding under the Line of Credit. On July 25, 2022, the outstanding principal and related accrued and unpaid interest were settled by issuance of the Company’s common stock (see Note 16 - Common Shares Issued Pursuant to Related Party Debt Settlement Agreement and Release).

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Common Shares Issued for Debt Conversion

On July 25, 2022, the Company and a convertible note holder entered into a Conversion Agreement pursuant to which the convertible note holder converted its Convertible Notes in the principal amount of $3,718,943 and unpaid interest of $9,751 into 5,736,452 shares of common stock of the Company at a per share price of $0.65.

Common Shares Issued Pursuant to Related Party Debt Settlement Agreement and Release

On July 25, 2022, the Company and Mr. Lu entered into and closed a Debt Settlement Agreement and Release pursuant to which the Company settled $2,440,262 debt owed under the Line of Credit and unpaid interest of $448,331 by issuance of 4,443,990 shares of common stock, with a fair value of $2,888,593, of the Company at a per share price of $0.65.

Unaudited Pro Forma Condensed Consolidated Balance Sheet As of June 30, 2022

On July 25, 2022, the Company and a convertible note holder entered into a Conversion Agreement pursuant to which the convertible note holder converted its Convertible Notes in the principal amount of $3,718,943 and unpaid interest of $9,751 into 5,736,452 shares of common stock of the Company at a per share price of $0.65.

On July 25, 2022, the Company and Mr. Lu entered into and closed a Debt Settlement Agreement and Release pursuant to which the Company settled $2,440,262 debt owed under the Line of Credit and unpaid interest of $448,331 by issuance of 4,443,990 shares of common stock of the Company at a per share price of $0.65. The 4,443,990 shares issued had a fair value of $2,888,593.

The unaudited pro forma condensed consolidated balance sheet as of June 30, 2022 combines the historical unaudited condensed consolidated balance sheet as of June 30, 2022 and the debt conversion transactions mentioned above, giving effect to the conversions as if they had been consummated on June 30, 2022.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

As of June 30, 2022

		Pro Forma Adjustments
	Historical	Dr.	Cr.	Pro Forma
ASSETS

CURRENT ASSETS:
Cash	$1,180,208	$-	$-	$1,180,208
Rent receivable	24,778	-	-	24,778
Rent receivable - related party	58,500	-	-	58,500
Deferred financing costs, net	139,170	-	-	139,170
Prepaid expenses and other current assets	250,302	-	-	250,302

Total Current Assets	1,652,958	-	-	1,652,958

NON-CURRENT ASSETS:
Rent receivable - noncurrent portion	147,964	-	-	147,964
Deferred financing costs - noncurrent portion, net	74,937	-	-	74,937
Deferred leasing costs	97,216	-	-	97,216
Operating lease right-of-use assets, net	74,348	-	-	74,348
Property and equipment, net	265,709	-	-	265,709
Investment in real estate, net	7,444,428	-	-	7,444,428
Equity method investment	517,442	-	-	517,442

Total Non-current Assets	8,622,044	-	-	8,622,044

Total Assets	$10,275,002	$-	$-	$10,275,002

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$376,386	$-	$-	$376,386
Accrued professional fees	1,485,695	-	-	1,485,695
Accrued research and development fees	609,222	-	-	609,222
Accrued payroll liability and directors' compensation	374,601	-	-	374,601
Accrued settlement of lawsuit	900,000	-	-	900,000
Accrued liabilities and other payables	344,352	7,204	-	337,148
Accrued liabilities and other payables - related parties	539,974	439,974	-	100,000
Operating lease obligation	74,348	-	-	74,348
Convertible note payable, net	492,550	3,718,943	3,226,393	-
Derivative liability	2,013,300	2,013,300	-	-

Total Current Liabilities	7,210,428	6,179,421	3,226,393	4,257,400

NON-CURRENT LIABILITIES:
Accrued settlement of lawsuit - noncurrent portion	450,000	-	-	450,000
Loan payable - related party	2,440,262	2,440,262	-	-

Total Non-current Liabilities	2,890,262	2,440,262	-	450,000

Total Liabilities	10,100,690	8,619,683	3,226,393	4,707,400

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 89,554,766 shares issued and 89,034,766 shares outstanding; 99,735,208 pro forma shares issued and 99,215,208 pro forma shares outstanding	8,955	-	1,016	9,971
Additional paid-in capital	56,118,913	-	8,618,667	64,737,580
Less: common stock held in treasury, at cost; 520,000 shares	(522,500)	-	-	(522,500)
Accumulated deficit	(55,230,886)	3,226,393	-	(58,457,279)
Statutory reserve	6,578	-	-	6,578
Accumulated other comprehensive loss	(206,748)	-	-	(206,748)

Total Stockholders' Equity	174,312	3,226,393	8,619,683	5,567,602

Total Liabilities and Stockholders' Equity	$10,275,002	$11,846,076	$11,846,076	$10,275,002

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unaudited Pro Forma Adjustment Reflects the Following Four Transactions:

Transaction 1:

Derivative liability	2,013,300
Additional paid-in capital		2,013,300

The transaction reflects the embedded conversion option derivative liability was reclassified to additional paid-in capital upon the related note conversion.

Transaction 2:

Interest expense	3,226,393
Discount on convertible note payable		3,226,393

To amortize the discount upon conversion.

Transaction 3:

Convertible note payable	3,718,943
Interest payable	7,204
Common stock		573
Additional paid-in capital		3,725,574

The transaction reflects the principal and unpaid interest were converted into shares of common stock of the Company pursuant to a Conversion Agreement.

Transaction 4:

Loan payable - related party	2,440,262
Accrued liabilities and other payables - related parties	439,974
Common stock		443
Additional paid-in capital		2,879,793

The transaction reflects debt owed under the Line of Credit and unpaid interest were settled by issuance of shares of common stock of the Company pursuant to a Debt Settlement Agreement and Release.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 30, 2022. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Overview

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as companion diagnostics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through its subsidiary structure with unique integration of vertical segments from innovative R&D to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and regenerative therapeutics.

Avalon achieves and fosters seamless integration of unique verticals to bridge and accelerate innovative research, bio-process development, clinical programs and product commercialization. Avalon’s upstream innovative research includes:

●	Development of Avalon Clinical-grade Tissue-specific Exosome (“ACTEX™”)

●	Novel therapeutic and diagnostic targets development utilizing QTY-code protein design technology with Massachusetts Institute of Technology (MIT) including using the QTY code protein design technology for development of a hemofiltration device to treat Cytokine Storm.

●	Co-development of next generation, mRNA-based immune effector cell therapeutic modalities with Arbele Limited.

Avalon’s midstream bio-processing and bio-production facility is co-developed at the University of Pittsburgh Medical Center (UPMC) with state-of-the-art infrastructure and standardization accredited with cGMP, FACT, aaBB, CLIA and CAP, as well as stringent QC/QA facility for standardized bio-manufacturing of clinical-grade cellular products involved in our clinical programs in immune effector cell therapy and ACTEX-based regenerative therapeutics.

Avalon’s downstream medical team and facility consists of top-rated affiliated hospital network and experts specialized in hematology, oncology, cellular immunotherapy, hematopoietic stem/progenitor cell transplant, as well as regenerative therapeutics. Our major clinical programs include:

●	AVA-001: Avalon has initiated its first-in-human clinical trial of CD19 CAR-T candidate, AVA-001 in August 2019 at the Hebei Yanda Lu Daopei Hospital and Beijing Lu Daopei Hospital in China (the world’s single largest CAR-T treatment network with over 1,200 patients being treated with CAR-T) for the indication of relapsed/refractory B-cell acute lymphoblastic leukemia and non-Hodgkin Lymphoma). The AVA-001 candidate (co-developed with China Immunotech Co. Ltd) is characterized by the utilization of 4-1BB (CD137) co-stimulatory signaling pathway, conferring a strong anti-cancer activity during pre-clinical study. It also features a shorter bio-manufacturing time which leads to the advantage of prompt treatment to patients where timing is important related hematologic malignancies. Avalon has successfully completed the first-in-human clinical trial of its AVA-001 anti-CD19 CAR-T cell therapy as a bridge to allogeneic bone marrow transplantation for patients with relapsed/refractory B-cell acute lymphoblastic leukemia at the Lu Daopei Hospital (registered clinical trial number NCT03952923) with excellent efficacy (90% complete remission rate) and minimal adverse side effects. Avalon is currently expanding the patient recruitment and indication for AVA-001 to include relapsed/refractory non-Hodgkin lymphoma patients.

●	AVA-011 and FLASH-CAR™: The Company advanced its next generation immune cell therapy using RNA-based, non-viral FLASH-CAR™ technology co-developed with the Company’s strategic partner Arbele Limited. The multiplex FLASH-CAR™ platform can be used to create personalized ("autologous') cell therapy from a patient’s own cells, as well as "off-the-shelf" cell therapy from a universal donor. Our leading candidate, AVA-011, is a dual-target (anti-CD19/CD22) CAR-T which has completed pre-clinical research stage, and currently at IND-enabling process development stage at UPMC (Dr. Yen-Michael Hsu as Principal Investigator) to generate clinical-grade cell-therapy products for subsequent clinical studies.

●	ACTEX™: Stem cell-derived Avalon Clinical-grade Tissue-specific Exosomes (ACTEX™) is one of the core technology platforms that has been co-developed by Avalon GloboCare and the University of Pittsburgh Medical Center. The Company formed a strategic partnership with HydroPeptide, LLC, a leading epigenetics skin care company, to engage in co-development and commercialization of a series of clinical-grade, exosome-based cosmeceutical and orthopedic products. As part of this agreement, the Company signed a three-way Material Transfer Agreement between Avalon GloboCare, HydroPeptide and the University of Pittsburgh Medical Center.

●	AVA-Trap™: Avalon’s AVA-Trap™ therapeutic program plans to enter animal model testing followed by expedited clinical studies with the goal of providing an effective therapeutic option to combat COVID-19 and other life-threatening conditions involving cytokine storms. The Company initiated a sponsored research and co-development project with Massachusetts Institute of Technology (MIT) led by Professor Shuguang Zhang as Principal Investigator in May 2019. Using the unique QTY code protein design platform, six water-soluble variant cytokine receptors have been successfully designed and tested to show binding affinity to the respective cytokines.

Going Concern

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as companion diagnostics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through its subsidiary structure with unique integration of vertical segments from innovative R&D to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and regenerative therapeutics.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of $5,557,470 as of June 30, 2022 and has incurred recurring net losses and generated negative cash flow from operating activities of $4,099,012 and $2,686,722 for the six months ended June 30, 2022, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical related consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Critical Accounting Policies

Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to the useful life of property and equipment and investment in real estate, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, and valuation of stock-based compensation, and assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

Revenues

For the three months ended June 30, 2022, we had real property rental revenue of $290,821, as compared to $280,232 for the three months ended June 30, 2021, an increase of $10,589, or 3.8%. For the six months ended June 30, 2022, we had real property rental revenue of $588,452, as compared to $570,006 for the six months ended June 30, 2021, an increase of $18,446, or 3.2%. The slight increase was primarily attributable to the increase of tenants in the first half of 2022. We expect that our revenue from real property rent will remain in its current quarterly level with minimal increase in the near future.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended June 30, 2022, our real property operating expenses amounted to $211,703, as compared to $205,147 for the three months ended June 30, 2021, an increase of $6,556, or 3.2%.

For the six months ended June 30, 2022, our real property operating expenses amounted to $430,151, as compared to $422,041 for the six months ended June 30, 2021, an increase of $8,110, or 1.9%.

Real Property Operating Income

Our real property operating income for the three months ended June 30, 2022 was $79,118, representing an increase of $4,033, or 5.4%, as compared to $75,085 for the three months ended June 30, 2021. Our real property operating income for the six months ended June 30, 2022 was $158,301, representing an increase of $10,336, or 7.0%, as compared to $147,965 for the six months ended June 30, 2021. The increase was mainly attributable to the increase in real property rental revenue as described above. We expect our real property operating income will remain in its current quarterly level with minimal increase in the near future.

Other Operating Expenses

For the three and six months ended June 30, 2022 and 2021, other operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Advertising and marketing expenses	$130,395	$7,500	$657,201	$16,323
Professional fees	436,447	1,357,079	1,257,755	2,738,257
Compensation and related benefits	503,541	547,829	1,026,586	1,109,835
Research and development	254,476	238,793	371,160	451,981
Litigation settlement	1,350,000	-	1,350,000	-
Directors and officers liability insurance premium	103,584	81,141	207,168	162,282
Travel and entertainment	41,282	40,069	79,562	72,219
Rent and related utilities	19,656	18,661	40,212	41,288
Other general and administrative	83,308	86,293	139,170	161,648
	$2,922,689	$2,377,365	$5,128,814	$4,753,833

●	For the three months ended June 30, 2022, advertising and marketing expenses increased by $122,895 or 1,638.6% as compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, advertising and marketing expenses increased by $640,878 or 3,926.2% as compared to the six months ended June 30, 2021. The increase was primarily due to increased advertising activities. We expect that our advertising expenses will remain in its current quarterly level with minimal increase in the near future.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, valuation service fees and other fees. For the three months ended June 30, 2022, professional fees decreased by $920,632, or 67.8%, as compared to the three months ended June 30, 2021, which was primarily attributable to a decrease in consulting fees of approximately $410,000 mainly due to the decrease in use of consulting service providers, a decrease in legal service fees of approximately $381,000 mainly due to the decrease in use of legal service providers, a decrease in investor relations service charges of $81,000 mainly due to the decrease in use of investor relations service providers, and a decrease in valuation service fees of $90,000, offset by an increase in in other miscellaneous items of approximately $41,000. For the six months ended June 30, 2022, professional fees decreased by $1,480,502, or 54.1%, as compared to the six months ended June 30, 2021, which was primarily attributable to a decrease in consulting fees of approximately $886,000 mainly due to the decrease in use of consulting service providers, a decrease in legal service fees of approximately $492,000 mainly due to the decrease in use of legal service providers, and a decrease in one time valuation service fees of $180,000, offset by an increase in other miscellaneous items of approximately $77,000. We expect that our professional fees will remain in its current quarterly level with minimal increase in the near future.

●	For the three months ended June 30, 2022, compensation and related benefits decreased by $44,288, or 8.1%, as compared to the three months ended June 30, 2021, which was primarily attributable to a decrease in stock-based compensation of approximately $43,000 which reflected the value of options granted and vested to our management and a decrease in management’s compensation and related benefits of approximately $1,000. For the six months ended June 30, 2022, compensation and related benefits decreased by $83,249, or 7.5%, as compared to the six months ended June 30, 2021, which was primarily attributable to a decrease in stock-based compensation of approximately $78,000 which reflected the value of options granted and vested to our management and a decrease in management’s compensation and related benefits of approximately $5,000. We expect that our compensation and related benefits will remain in its current quarterly level with minimal decrease in the near future.

●	For the three months ended June 30, 2022, research and development expenses increased by $15,683, or 6.6%, as compared to the three months ended June 30, 2021. The increase was mainly attributable to we increased research and development projects in the second quarter of 2022. For the six months ended June 30, 2022, research and development expenses decreased by $80,821, or 17.9%, as compared to the six months ended June 30, 2021. The decrease was mainly attributable to we decreased research and development projects in the first half of 2022. We expect that our research and development expenses will remain in its current quarterly level with minimal decrease in the near future.

●	For the three months ended June 30, 2022, litigation settlement increased by $1,350,000, or 100.0%, as compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, litigation settlement increased by $1,350,000, or 100.0%, as compared to the six months ended June 30, 2021. The increase was due to a settlement signed in June 2022.

●	For the three months ended June 30, 2022, Directors and Officers Liability Insurance premium increased by $22,443, or 27.7%, as compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, Directors and Officers Liability Insurance premium increased by $44,886, or 27.7%, as compared to the six months ended June 30, 2021. The increase was mainly due to different insurance provider with different premium.

●	For the three months ended June 30, 2022, travel and entertainment expense increased by $1,213, or 3.0%, as compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, travel and entertainment expense increased by $7,343, or 10.2%, as compared to the six months ended June 30, 2021. The increase was mainly due to increased business travel activities in the first half of 2022.

●	For the three months ended June 30, 2022, rent and related utilities expenses increased by $995, or 5.3%, as compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, rent and related utilities expenses decreased by $1,076, or 2.6%, as compared to the six months ended June 30, 2021.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, office supplies, and other miscellaneous items. For the three months ended June 30, 2022, other general and administrative expenses decreased by $2,985, or 3.5%, as compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, other general and administrative expenses decreased by $22,478, or13.9%, as compared to the six months ended June 30, 2021. The decrease was mainly due to our efforts at stricter controls on corporate expenditure.

Loss from Operations

As a result of the foregoing, for the three months ended June 30, 2022, loss from operations amounted to $2,843,571, as compared to $2,302,280 for the three months ended June 30, 2021, an increase of $541,291 or 23.5%.

As a result of the foregoing, for the six months ended June 30, 2022, loss from operations amounted to $4,970,513, as compared to $4,605,868 for the six months ended June 30, 2021, an increase of $364,645 or 7.9%.

Other (Expense) Income

Other (expense) income mainly includes interest expense, loss from equity method investment, change in fair value of derivative liability, and other miscellaneous income (expense).

Other income, net, totaled $815,097 for the three months ended June 30, 2022, as compared to other expense, net, of $62,630 for the three months ended June 30, 2021, a change of $877,727, or 1,401.4%, which was primarily attributable to an increase in other miscellaneous income of approximately $153,000 mainly driven by reagent sale in the second quarter of 2022, an increase in gain from change in fair value of derivative liability of approximately $769,000, and a decrease in loss from equity method investment of approximately $4,000, offset by an increase in interest expense of approximately $48,000 due to the increase in outstanding borrowings.

Other income, net, totaled $871,501 for the six months ended June 30, 2022, as compared to other expense, net, of $126,160 for the six months ended June 30, 2021, a change of $997,661, or 790.8%, which was primarily attributable to an increase in other miscellaneous income of approximately $261,000 mainly driven by reagent sale in the first half of 2022, an increase in gain from change in fair value of derivative liability of approximately $769,000, and a decrease in loss from equity method investment of approximately $9,000, offset by an increase in interest expense of approximately $42,000 due to the increase in outstanding borrowings.

Income Taxes

We did not have any income taxes expense for the three months ended June 30, 2022 and 2021 since we incurred losses in these periods. We did not have any income taxes expense for the six months ended June 30, 2022 and 2021 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $2,028,474 for the three months ended June 30, 2022, as compared to $2,364,910 for the three months ended June 30, 2021, a decrease of $336,436 or 14.2%.

As a result of the factors described above, our net loss was $4,099,012 for the six months ended June 30, 2022, as compared to $4,732,028 for the six months ended June 30, 2021, a decrease of $633,016 or 13.4%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $2,028,474 or $0.02 per share (basic and diluted) for the three months ended June 30, 2022, as compared with $2,364,910, or $0.03 per share (basic and diluted) for the three months ended June 30, 2021, a change of $336,436 or 14.2%.

The net loss attributable to Avalon GloboCare Corp. common shareholders was $4,099,012 or $0.05 per share (basic and diluted) for the six months ended June 30, 2022, as compared with $4,732,028, or $0.06 per share (basic and diluted) for the six months ended June 30, 2021, a change of $633,016 or 13.4%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Genexosome, Avactis, and Exosome, is the U.S. dollar and the functional currency of Avalon Shanghai and Beijing Genexosome is the Chinese Renminbi (“RMB”). The financial statements of our subsidiaries whose functional currency is the RMB are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $43,503 and a foreign currency translation gain of $14,786 for the three months ended June 30, 2022 and 2021, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $41,482 and a foreign currency translation gain of $12,064 for the six months ended June 30, 2022 and 2021, respectively. This non-cash loss/gain had the effect of increasing/decreasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $2,071,977 and $2,350,124 for the three months ended June 30, 2022 and 2021, respectively.

As a result of our foreign currency translation adjustment, we had comprehensive loss of $4,140,494 and $4,719,964 for the six months ended June 30, 2022 and 2021, respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2022 and December 31, 2021, we had cash balance of approximately $1,180,000 and $808,000, respectively. These funds are kept in financial institutions located as follows:

Country:	June 30, 2022		December 31, 2021
United States	$716,240	60.7%	$767,605	95.1%
China	463,968	39.3%	39,933	4.9%
Total cash	$1,180,208	100.0%	$807,538	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2021 to June 30, 2022:

	June 30,	December 31,	Changes in
	2022	2021	Amount	Percentage
Working capital deficit:
Total current assets	$1,652,958	$1,323,042	$329,916	24.9%
Total current liabilities	7,210,428	4,401,658	2,808,770	63.8%
Working capital deficit	$(5,557,470)	$(3,078,616)	$(2,478,854)	80.5%

Our working capital deficit increased by $2,478,854 to $5,557,470 at June 30, 2022 from $3,078,616 at December 31, 2021. The increase in working capital deficit was primarily attributable to an increase in accounts payable of approximately $376,000, an increase in accrued settlement of lawsuit of $900,000 due to a settlement signed in June 2022, an increase in convertible note payable, net, of approximately $493,000 resulting from the issuance of 2022 Convertible Note, and an increase in derivative liability of approximately $2,013,000 which was related to our 2022 Convertible Note, offset by an increase in cash of approximately $373,000, a decrease in accrued professional fees of approximately $396,000, which was mainly due to payments made to our professional service providers in the first half of 2022, a decrease in accrued research and development fees of approximately $319,000 resulting from payments made to research and development service provider in the six months ended June 30, 2022 , and a decrease in note payable – related party of $390,000 due to repayment made to this related party in the first half of 2022.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flows for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following summarizes the key components of our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(2,686,722)	$(2,593,548)
Net cash used in investing activities	(55,757)	(50,511)
Net cash provided by financing activities	3,130,443	2,600,151
Effect of exchange rate on cash	(15,294)	2,635
Net increase (decrease) in cash	$372,670	$(41,273)

Net cash flow used in operating activities for the six months ended June 30, 2022 was $2,686,722, which primarily reflected our consolidated net loss of approximately $4,099,000, and the non-cash item adjustment consisting of change in fair market value of derivative liability of approximately $769,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in operating lease obligation of approximately $80,000, offset by an increase in accounts payable of approximately $389,000, an increase in accrued liabilities and other payables of approximately $675,000, which was mainly attributable the increase in accrued settlement of lawsuit of $1,350,000 resulting from a settlement signed in June 2022 offset by the decrease in accrued professional fees of approximately $396,000 due to payments made to our professional service providers in the first half of 2022 and the decrease in accrued research and development fees of approximately $319,000 resulting from payments made to research and development service provider in the six months ended June 30, 2022, and an increase in accrued liabilities and other payables – related parties of approximately $72,000, and the non-cash items adjustment primarily consisting of depreciation of approximately $169,000, amortization of right-of-use asset of approximately $68,000, stock-based compensation and service expense of approximately $821,000, and amortization of debt discount of approximately $55,000.

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

Net cash flow used in investing activities was $55,757 for the six months ended June 30, 2022 as compared to $50,511 for the six months ended June 30, 2021. During the six months ended June 30, 2022, we made payments for purchase of property and equipment of approximately $2,000 and made additional investment in equity method investment of approximately $54,000. During the six months ended June 30, 2021, we made payment for improvement of commercial real estate of approximately $10,000 and made additional investment in equity method investment of approximately $40,000.

Net cash flow provided by financing activities was $3,130,443 for the six months ended June 30, 2022 as compared to $2,600,151 for the six months ended June 30, 2021. During the six months ended June 30, 2022, we received proceeds from related party borrowings of approximately $100,000 and net proceeds from equity offering of approximately $112,000 (net of cash paid for commission and other offering costs of approximately $24,000) and proceeds from issuance of convertible debt and warrants of approximately $3,719,000 to fund our working capital needs, offset by repayments made for note payable – related party of $390,000 and repayments made for loan payable – related party of $410,000. During the six months ended June 30, 2021, we received proceeds from related party borrowings of approximately $193,000 and net proceeds from equity offering of approximately $2,407,000 (net of cash paid for commission of approximately $74,000).

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

In the third quarter of 2019, we had secured a $20 million credit facility (Line of Credit) provided by our Chairman, Wenzhao Lu. The unsecured credit facility bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. As of June 30, 2022, the total principal amount outstanding under the Credit Line was $2.4 million and we have approximately $14.1 million remaining available under the Line Credit.

On December 13, 2019, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. As of April 6, 2020, the aggregate market value of our outstanding common stock held by non-affiliates, or public float, was $39,564,237, based on 23,691,160 shares of our outstanding common stock that were held by non-affiliates on such date and a price of $1.67 per share, which was the price at which our common stock was last sold on The Nasdaq Capital Market on February 19, 2020 (a date within 60 days of the date hereof), calculated in accordance with General Instruction I.B.6 of Form S-3. We have not offered any securities pursuant to General Instruction I.B.6 of Form S-3 in the 12 calendar months preceding the date of this prospectus supplement. We filed a prospectus supplement to amend and supplement the information in our prospectus and original prospectus supplement based on the amount of securities that we are eligible to sell under General Instruction I.B.6 of Form S-3. After giving effect to the $13,000,000 offering limit imposed by General Instruction I.B.6 of Form S-3, we may offer and sell additional shares of our common stock having an aggregate offering price of up to $13,000,000 from time to time through Jefferies acting as our sales agent in accordance with the terms of the sales agreement. As of June 30, 2022, we sold a total of 6,429,486 shares of our common stock through Jefferies with an aggregate offering price of $10,073,707 and we have approximately $4.9 million offering price remaining available under the Sales Agreement.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2022, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating lease commitment	$79,792	$79,792	$-	$-	$-
Acquisition consideration	100,000	100,000	-	-	-
Borrowings from related party (principal)	2,440,262	-	2,440,262	-	-
Accrued interest – related party	439,974	439,974	-	-	-
Convertible debt	3,718,943	3,718,943	-	-	-
Accrued interest for convertible debt	7,204	7,204	-	-	-
Epicon equity investment obligation	729,905	243,302	486,603	-	-
Avactis joint venture commitment	10,746,324	-	5,746,324	5,000,000	-
Total	$18,262,404	$4,589,215	$8,673,189	$5,000,000	$-

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended June 30, 2022 and 2021, we had an unrealized foreign currency translation loss of approximately $44,000 and an unrealized foreign currency translation gain of approximately $15,000, respectively, because of changes in the exchange rate. For the six months ended June 30, 2022 and 2021, we had an unrealized foreign currency translation loss of approximately $42,000 and an unrealized foreign currency translation gain of approximately $12,000, respectively, because of changes in the exchange rate.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2022, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of June 30, 2022 due to the significant deficiencies which aggregate to a material weakness and was previously reported in our Form 10-K Annual Report for the year ended December 31, 2021 (“2021 10-K”), that have not yet been remediated.

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

On October 25, 2017, Genexosome entered into and closed a Stock Purchase Agreement with Beijing Genexosome and Yu Zhou, MD, PhD, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000, of which $100,000 is still owed. Further, on October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Dr. Zhou, pursuant to which the Company acquired all assets, including all intellectual property and exosome separation systems, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, Genexosome paid Dr. Zhou $876,087 in cash, transferred 500,000 shares of common stock of the Company to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of Genexosome. Further, the Company had not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has decided to impair the intangible asset associated with this acquisition to zero. Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019. Further, on October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome. The criminal proceedings against Dr. Zhou and Li Chen have been concluded. The Company, Genexosome and the Research Institute entered into a Settlement Agreement dated June 7, 2022 (the “Settlement Date”) whereby the Company agreed to pay the Research Institute $450,000 on each of the sixty-day, one year and two-year anniversaries of the Settlement Date. In addition, the Company agreed to pay the Research Institute 30% of the Company’s initial pre-tax profit of $3,333,333, 20% of the Company’s second pre-tax profit of $3,333,333 and 10% of the Company’s third pre-tax profit of $3,333,333. The parties provided a mutual release as well.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Shares Issued for Services

During the six months ended June 30, 2022, the Company issued a total of 408,957 shares of its common stock for services rendered and to be rendered. These shares were valued at $340,950, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $254,923 for the six months ended June 30, 2022 and reduced accrued liabilities of $30,000 and recorded prepaid expense of $56,027 as of June 30, 2022 which will be amortized over the rest of corresponding service periods.

Subsequent Event Issuances

On July 25, 2022, the Company and Wenzhao “Daniel” Lu entered into and closed a Debt Settlement Agreement and Release pursuant to which Mr. Lu converted approximately $2.4 million principal and approximately $0.4 million unpaid interest owed under the Line of Credit into 4,443,990 shares of common stock of the Company at a per share price of $0.65. As a result of the conversion, the total principal amount outstanding under the Credit Line amounted to $0.

On July 25, 2022, the Company and Fsunshine Trading PTE. Ltd. (“Fsunshine”) entered into a Conversion Agreement pursuant to which Fsunshine converted its Convertible Notes in the amount of approximately $3.7 million, including interest, into 5,736,452 shares of common stock of the Company at a per share price of $0.65.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Equity Offering

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company’s registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. From December 13, 2019 through August 4, 2022, Jefferies sold an aggregate of 6,429,486 shares of common stock at an average price of $1.57 per share to investors. The Company received net cash proceeds of $9,771,496, net of commission paid to sales agent of $302,211.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

1.1	Open Market Sale AgreementSM, dated as of December 13, 2019, by and between Avalon GloboCare Corp. and Jefferies LLC. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2019)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2016)

4.2 †	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.5	Warranty Agreement between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.6	Form of Subscription Agreement between Avalon GloboCare Corp. and the October 2017 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

4.7	Form of Warrant to Boustead Securities, LLC in connection with the private placements (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 27, 2018)

4.8	Form of Warrant (April 2019) (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

4.9	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.9 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022)

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.2 †	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2016)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership, as Seller, and Avalon GloboCare Corp., as Buyer dated as of December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2016)

10.4 †	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li dated January 11, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2017)

10.5 †	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.6 †	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.7 †	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.8 †	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.12	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation) (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017)

10.13	Securities Purchase Agreement between Avalon GloboCare Corp. and Genexosome Technologies Inc. dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.14	Asset Purchase Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.15	Stock Purchase Agreement between Genexosome Technologies Inc., Beijing Jieteng (Genexosome) Biotech Co. Ltd. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.16 †	Executive Retention Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.18 †	Director Agreement by and between Avalon GloboCare Corp. and Wilbert J. Tauzin II dated November 1, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.19	Agreement between Avalon GloboCare Corp. and Tauzin Consultants, LLC dated November 1, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.20 †	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated April 3, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.21 †	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 3, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.22	Advisory Service Contract between Ludaopei Hematology Research Institute Co., Ltd. and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 1, 2018 (English translation) (Incorporated by reference to that Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 19, 2018)

10.23	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the April 2018 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2018)

10.24	Supplementary Agreement Related to Share Subscription by and between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang dated April 23, 2018 (English translation) (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

10.25	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated May 3, 2018 (English translation) (incorporated by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018)

10.26 †	Director Agreement by and between Avalon GloboCare Corp. and Tevi Troy dated June 4, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.27	Joint Venture Agreement by and between Avalon (Shanghai) Healthcare Technology Co., Ltd. and Jiangsu Unicorn Biological Technology Co., Ltd. dated May 29, 2018 (English translation) (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.28 †	Director Agreement by and between Avalon GloboCare Corp. and William Stilley, III dated July 5, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2018)

10.29 †	Director Agreement by and between Avalon GloboCare Corp. and Steven A. Sanders dated July 30, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2018)

10.30	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated August 3, 2018 (English translation) (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.31	Strategic Partnership Agreement between Avalon GloboCare Corp. and Weill Cornell Medical College of Cornell University dated August 6, 2018 (incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.32	Equity Joint Venture Agreement by and between Avactis Biosciences, Inc., a wholly-owned subsidiary of Avalon GloboCare Corp., and Arbele Limited for the establishment of AVAR (China) BioTherapeutics Ltd. dated October 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

10.33	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated January 3, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.34	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated January 3, 2019 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.35	Letter Agreement by and between Avalon (Shanghai) Healthcare Technology Co. Ltd. and Meng Li dated January 3, 2019 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.36	Promissory Note issued to Daniel Lu dated Mach 18, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2019)

10.37†	Director Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.38†	Director Agreement by and between Avalon GloboCare Corp. and Yue “Charles” Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.39	Form of Securities Purchase Agreement dated April 25, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

10.40	Revolving Line of Credit Agreement dated as of August 29, 2019 between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated August 29, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019)

10.41	Form of Warrant Redemption and Cancellation Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.42	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated February 20, 2020 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.43	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated February 20, 2020 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.44	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 20, 2020 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.45	Debt Settlement Agreement and Release between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2021)

10.46	Corporate Research Agreement by and between Avalon GloboCare Corp. and the University of Pittsburgh of the Commonwealth System of Higher Education dated July 8, 2021 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2021)

10.47	Form of Securities Purchase Agreement dated March 28, 2022 (incorporated by reference to Exhibit 10.47 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022)

10.48	Form of Convertible Note – March 2022 (incorporated by reference to Exhibit 10.48 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022)

10.49	Loan Extension and Modification Agreement between Avalon GloboCare Corp. and Wenzhao Lu dated March 28, 2022 (incorporated by reference to Exhibit 10.49 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022)

10.50	Form of Securities Purchase Agreement dated March 28, 2022 (Incorporated by reference to Exhibit 10.47 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022)

10.51	Form of Convertible Note – March 2022 (Incorporated by reference to Exhibit 10.48 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022)

10.52	Form of Warrant – March 2022 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2022)

10.53

Amendment No. 1 to the Equity Joint Venture Agreement entered between Avalon GloboCare Corp., Avactis Biosciences Inc., Arbele Limited and Arbele Biotherapeutics Limited dated April 6, 2022 (Incorporated by reference to Exhibit 10.53 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2022)

10.54	Debt Settlement Agreement and Release between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated July 25, 2022 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2022)

10.55	Conversion Agreement between Avalon GloboCare Corp. and Fsunshine Trading PTE. Ltd. dated July 25, 2022 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2022)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 20, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.
(Registrant)

Date: August 5, 2022	By:	/s/ David K. Jin
David K. Jin
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)