Form 10-Q
period 2022-09-30
Avalon GloboCare Corp.
filed 2022-11-14
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ALBT	The NASDAQ Stock Market LLC

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 14, 2022
Common Stock, $0.0001 par value per share	99,215,208 shares

AVALON GLOBOCARE CORP.

FORM 10-Q

September 30, 2022

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,937,959	$807,538
Rent receivable	50,830	33,618
Rent receivable - related party	71,400	33,600
Deferred financing costs, net	139,170	138,631
Other current assets	250,042	309,655

Total Current Assets	4,449,401	1,323,042

NON-CURRENT ASSETS:
Operating lease right-of-use assets, net	44,161	145,303
Property and equipment, net	214,135	361,547
Investment in real estate, net	7,402,258	7,528,770
Equity method investment	478,362	515,632
Other non-current assets	322,356	367,922

Total Non-current Assets	8,461,272	8,919,174

Total Assets	$12,910,673	$10,242,216

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$80,585	$-
Accrued professional fees	1,234,846	1,881,349
Accrued research and development fees	708,000	928,111
Accrued payroll liability and directors’ compensation	379,558	307,043
Accrued settlement of lawsuit	450,000	-
Accrued liabilities and other payables	330,116	275,320
Accrued liabilities and other payables - related parties	100,000	468,433
Operating lease obligation	44,880	151,402
Note payable - related party	-	390,000

Total Current Liabilities	3,327,985	4,401,658

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	-	5,901
Accrued settlement of lawsuit - noncurrent portion	450,000	-
Note payable, net	4,555,750	-
Loan payable - related party	-	2,750,262

Total Non-current Liabilities	5,005,750	2,756,163

Total Liabilities	8,333,735	7,157,821

Commitments and Contingencies (Note 16)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 99,735,208 shares issued and 99,215,208 shares outstanding at September 30, 2022; 88,975,169 shares issued and 88,455,169 shares outstanding at December 31, 2021	9,973	8,898
Common stock to be issued	600,000	-
Additional paid-in capital	65,371,708	54,888,559
Less: common stock held in treasury, at cost; 520,000 shares at September 30, 2022 and December 31, 2021	(522,500)	(522,500)
Accumulated deficit	(60,645,040)	(51,131,874)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss - foreign currency translation adjustment	(243,781)	(165,266)
Total Avalon GloboCare Corp. stockholders’ equity	4,576,938	3,084,395
Non-controlling interest	-	-

Total Equity	4,576,938	3,084,395

Total Liabilities and Equity	$12,910,673	$10,242,216

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

REVENUES
Real property rental	$317,390	$355,459	$905,842	$925,465
Medical related consulting services - related party	-	131,305	-	131,305
Total Revenues	317,390	486,764	905,842	1,056,770

COSTS AND EXPENSES
Real property operating expenses	247,152	215,622	677,303	637,663
Medical related consulting services - related party	-	102,442	-	102,442
Total Costs and Expenses	247,152	318,064	677,303	740,105

GROSS PROFIT
Real property operating income	70,238	139,837	228,539	287,802
Gross profit from medical related consulting services	-	28,863	-	28,863
Total Gross Profit	70,238	168,700	228,539	316,665

OTHER OPERATING EXPENSES:
Advertising and marketing	150,620	27,833	807,821	44,156
Professional fees	628,807	1,221,952	1,886,562	3,960,209
Compensation and related benefits	488,373	434,602	1,514,959	1,544,437
Research and development expenses	170,406	224,072	541,566	676,053
Litigation settlement	-	-	1,350,000	-
Other general and administrative	221,131	225,212	687,243	662,649

Total Other Operating Expenses	1,659,337	2,133,671	6,788,151	6,887,504

LOSS FROM OPERATIONS	(1,589,099)	(1,964,971)	(6,559,612)	(6,570,839)

OTHER (EXPENSE) INCOME
Interest expense - amortization of debt discount and debt issuance cost	(3,248,597)	-	(3,303,282)	-
Interest expense - other	(46,547)	-	(53,751)	-
Interest expense - related party	(8,358)	(50,248)	(79,898)	(141,528)
Conversion inducement expense	(344,264)	-	(344,264)	-
Loss from equity method investment	(9,011)	(14,203)	(33,809)	(48,135)
Change in fair value of derivative liability	(168,520)	-	600,749	-
Other income	242	5,203	260,701	4,255

Total Other Expense, net	(3,825,055)	(59,248)	(2,953,554)	(185,408)

LOSS BEFORE INCOME TAXES	(5,414,154)	(2,024,219)	(9,513,166)	(6,756,247)

INCOME TAXES	-	-	-	-

NET LOSS	$(5,414,154)	$(2,024,219)	$(9,513,166)	$(6,756,247)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	-	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(5,414,154)	$(2,024,219)	$(9,513,166)	$(6,756,247)

COMPREHENSIVE LOSS:
NET LOSS	$(5,414,154)	$(2,024,219)	$(9,513,166)	$(6,756,247)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	(37,033)	1,285	(78,515)	13,349
COMPREHENSIVE LOSS	(5,451,187)	(2,022,934)	(9,591,681)	(6,742,898)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(5,451,187)	$(2,022,934)	$(9,591,681)	$(6,742,898)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.06)	$(0.02)	$(0.10)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	97,036,029	85,362,416	91,521,683	84,473,569

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock				Treasury Stock				Accumulated
	Number of		Number of		Common Stock to be	Additional Paid-in	Number of		Accumulated	Statutory	Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Issued	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2022	-	$-	88,975,169	$8,898	$-	$54,888,559	(520,000)	$(522,500)	$(51,131,874)	$6,578	$(165,266)	$-	$3,084,395

Sale of common stock, net	-	-	170,640	17	-	112,311	-	-	-	-	-	-	112,328

Stock-based compensation	-	-	-	-	-	152,323	-	-	-	-	-	-	152,323

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	2,021	-	2,021

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	-	(2,070,538)	-	-	-	(2,070,538)

Balance, March 31, 2022	-	-	89,145,809	8,915	-	55,153,193	(520,000)	(522,500)	(53,202,412)	6,578	(163,245)	-	1,280,529

Warrants issued with convertible debt offering	-	-	-	-	-	498,509	-	-	-	-	-	-	498,509

Issuance of common stock for services	-	-	408,957	40	-	340,910	-	-	-	-	-	-	340,950

Stock-based compensation	-	-	-	-	-	126,301	-	-	-	-	-	-	126,301

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(43,503)	-	(43,503)

Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	-	-	(2,028,474)	-	-	-	(2,028,474)

Balance, June 30, 2022	-	-	89,554,766	8,955	-	56,118,913	(520,000)	(522,500)	(55,230,886)	6,578	(206,748)	-	174,312

Conversion of convertible note payable and accrued interest into common stock	-	-	5,736,452	574	-	4,072,384	-	-	-	-	-	-	4,072,958

Reclassification of derivative liability to equity	-	-	-	-	-	2,181,820	-	-	-	-	-	-	2,181,820

Issuance of common stock for settlement of loan payable and accrued interest - related party	-	-	4,443,990	444	-	2,888,149	-	-	-	-	-	-	2,888,593

Sale of common stock - related party	-	-	-	-	350,000	-	-	-	-	-	-	-	350,000

Sale of common stock	-	-	-	-	250,000	-	-	-	-	-	-	-	250,000

Stock-based compensation	-	-	-	-	-	110,442	-	-	-	-	-	-	110,442

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(37,033)	-	(37,033)

Net loss for the three months ended September 30, 2022	-	-	-	-	-	-	-	-	(5,414,154)	-	-	-	(5,414,154)

Balance, September 30, 2022	-	$-	99,735,208	$9,973	$600,000	$65,371,708	(520,000)	$(522,500)	$(60,645,040)	$6,578	$(243,781)	$-	$4,576,938

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,513,166)	$(6,756,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	2,295	6,252
Depreciation	250,553	226,735
Change in straight-line rent receivable	(19,581)	(59,117)
Amortization of right-of-use asset	101,980	93,342
Stock-based compensation and service expense	983,036	1,621,452
Loss on equity method investment	33,809	48,135
Amortization of debt discount	3,281,078	-
Amortization of debt issuance costs	22,204	-
Conversion inducement expense	344,264	-
Change in fair market value of derivative liability	(600,749)	-
Changes in operating assets and liabilities:
Rent receivable	4,751	1,802
Rent receivable - related party	(37,800)	(21,000)
Security deposit	(424)	6,826
Deferred leasing costs	18,947	13,348
Other assets	(65,963)	21,218
Accounts payable	86,826	-
Accrued liabilities and other payables	63,089	1,435,548
Accrued liabilities and other payables - related parties	79,898	141,528
Operating lease obligation	(107,979)	(87,342)

NET CASH USED IN OPERATING ACTIVITIES	(5,072,932)	(3,307,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,749)	(17,449)
Improvement of commercial real estate	-	(10,332)
Additional investment in equity method investment	(52,994)	(40,179)

NET CASH USED IN INVESTING ACTIVITIES	(54,743)	(67,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable - related party	(390,000)	-
Proceeds from loan payable - related party	100,000	763,189
Repayments of loan payable - related party	(410,000)	-
Proceeds from issuance of convertible debt and warrants	3,718,943	-
Proceeds from issuance of balloon promissory note	4,800,000	-
Payments of debt issuance costs	(266,454)	-
Proceeds from equity offering	735,567	2,518,708
Disbursements for equity offering costs	(24,067)	(103,561)

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,263,989	3,178,336

EFFECT OF EXCHANGE RATE ON CASH	(5,893)	2,818

NET INCREASE (DECREASE) IN CASH	3,130,421	(194,326)

CASH - beginning of period	807,538	726,577

CASH - end of period	$3,937,959	$532,251

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$44,000	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$19,680	$258,655
Common stock issued for accrued liabilities	$30,000	$276,032
Deferred financing costs in accrued liabilities	$-	$165,024
Accrued professional fees relieved for shares issued	$-	$202,500
Warrants issued with convertible note payable recorded as debt discount	$498,509	$-
Bifurcated embedded conversion feature recorded as derivative liability and debt discount	$2,782,569	$-
Conversion of convertible note payable and accrued interest into common stock	$4,072,958	$-
Reclassification of derivative liability to equity	$2,181,820	$-
Related party loan and accrued interest settled in shares	$2,888,593	$-

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Avalon GloboCare Corp. (the “Company” or “ALBT”) is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on July 28, 2014. On October 19, 2016, the Company entered into and closed a Share Exchange Agreement with the shareholders of Avalon Healthcare System, Inc., a Delaware corporation (“AHS”), each of which were accredited investors (“AHS Shareholders”) pursuant to which we acquired 100% of the outstanding securities of AHS in exchange for 50,000,000 shares of the Company’s common stock (the “AHS Acquisition”). AHS was incorporated on May 18, 2015 under the laws of the State of Delaware.

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

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as cell therapy related companion diagnostics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through its subsidiary structure with unique integration of verticals from innovative R&D to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and regenerative therapeutics.

On January 23, 2017, the Company incorporated Avalon (BVI) Ltd., a British Virgin Island company. There was no activity for the subsidiary since its incorporation through September 30, 2022. Avalon (BVI) Ltd. is dormant and is in process of being dissolved.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of September 30, 2022, the occupancy rate of the building is 87.0%.

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

On June 13, 2019, the Company formed a wholly owned subsidiary, International Exosome Association LLC, a Delaware company. There was no activity for the subsidiary since its incorporation through September 30, 2022.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these condensed consolidated financial statements as of September 30, 2022 are as follows:

Name of Subsidiary	Place and date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by ALBT	Provides medical related consulting services and developing Avalon Cell and Avalon Rehab in United States of America (“USA”)

Avalon (BVI) Ltd. (“Avalon BVI”)	British Virgin Island January 23, 2017	100% held by ALBT	Dormant, is in process of being dissolved

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by ALBT	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Ceased operations

Genexosome Technologies Inc. (“Genexosome”)	Nevada July 31, 2017	60% held by ALBT	Dormant

Avactis Biosciences Inc. (“Avactis”)	Nevada July 18, 2018	60% held by ALBT	Integrate and optimize global scientific and clinical resources to further advance cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others to treat certain cancers

Avactis Nanjing Biosciences Ltd. (“Avactis Nanjing”)	PRC May 8, 2020	100% held by Avactis	Owns a patent

International Exosome Association LLC (“Exosome”)	Delaware June 13, 2019	100% held by ALBT	Promotes standardization related to exosome industry

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN CONDITION (continued)

Going Concern

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as cell therapy related companion diagnostics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through its subsidiary structure with unique integration of verticals from innovative R&D to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and regenerative therapeutics.

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

As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses and generated negative cash flow from operating activities of $9,513,166 and $5,072,932 for the nine months ended September 30, 2022, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical related consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and nine months ended September 30, 2022 and 2021 include the useful life of property and equipment and investment in real estate, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, valuation of stock-based compensation, and assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable.

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

Derivative liability. Derivative liability is carried at fair value and measured on an ongoing basis. The table below reflects the activity of derivative liability measured at fair value for the nine months ended September 30, 2022:

Significant Unobservable Inputs (Level 3)
Balance of derivative liability as of January 1, 2022	$-
Initial fair value of derivative liability attributable to embedded conversion feature of convertible note payable	2,782,569
Gain from change in the fair value of derivative liability	(600,749)
Reclassification of derivative liability to equity	2,181,820
Balance of derivative liability as of September 30, 2022	$-

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

Cash and Cash Equivalents

At September 30, 2022 and December 31, 2021, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2022		December 31, 2021
United States	$3,578,273	90.9%	$767,605	95.1%
China	359,686	9.1%	39,933	4.9%
Total cash	$3,937,959	100.0%	$807,538	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2022 and December 31, 2021.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk and Uncertainties

A portion of the Company’s cash is maintained with state-owned banks within the PRC. Balances at state-owned banks within the PRC are covered by insurance up to RMB 500,000 (approximately $70,000) per bank. Any balance over RMB 500,000 per bank in PRC will not be covered. At September 30, 2022, cash balances held in the PRC are RMB 2,559,525 (approximately $360,000), of which, RMB 2,034,731 (approximately $286,000) was not covered by such limited insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At September 30, 2022, the Company’s cash balances in United States bank accounts had approximately $2,951,000 in excess of the federally-insured limits.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three and nine months ended September 30, 2022 and 2021, potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible note (using the if-converted method) and exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per Share Data (continued)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	8,145,000	7,720,000	8,385,000	7,720,000
Warrants	1,239,647	-	1,239,647	-
Convertible note (*)	5,721,450	-	5,721,450	-
Potentially dilutive securities	15,106,097	7,720,000	15,346,097	7,720,000

(*)	Assumed the convertible note was converted into shares of common stock of the Company at a conversion price of $0.65 per share.

Deferred Financing Costs

Deferred financing costs consist of legal, accounting and other costs that are directly related to the Company’s open market sale equity financing and will be charged to stockholders’ equity upon the completion of the equity offering. As of September 30, 2022 and December 31, 2021, deferred financing costs amounted to $214,107 and $213,279, of which $74,937 and $74,648 were included in other noncurrent assets, respectively.

Debt Issuance Costs

Debt issuance costs are those costs that have been incurred in connection with the issuance of balloon promissory note payable and are offset against note payable in the condensed consolidated balance sheets. Such costs are being amortized to interest expense over the term of the underlying debt using the straight-line method, as the difference between that and the effective interest method are immaterial. As of September 30, 2022, debt issuance costs amounted to $244,250.

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”) and president of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the three and nine months ended September 30, 2022 and 2021, the Company operates through two business segments: real property operating segment and medical related consulting services segment. These reportable segments offer different types of services and products, have different types of revenue, and are managed separately as each requires different operating strategies and management expertise.

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

NOTE 4 – OTHER CURRENT AND NON-CURRENT ASSETS

At September 30, 2022 and December 31, 2021, other current and non-current assets consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid directors and officers liability insurance premium	$20,764	$49,656
Prepaid professional fees	52,562	186,609
Recoverable VAT	31,557	23,655
Deferred leasing costs	122,267	141,214
Security deposit	18,499	20,271
Prepaid NASDAQ listing fee	24,563	-
Prepaid property tax	36,537	-
Long-term straight-line rent receivable	158,534	163,211
Long-term deferred financing costs	74,937	74,648
Others	32,178	18,313
Total	$572,398	$677,577
Current portion	$250,042	$309,655
Non-current portion	322,356	367,922
Total	$572,398	$677,577

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENT

As of September 30, 2022 and December 31, 2021, the equity method investment amounted to $478,362 and $515,632, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon Biotech Co., Ltd. (“Epicon”). Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and the other unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), accounted for 40% and 60% of the total ownership, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

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

For the three months ended September 30, 2022 and 2021, the Company’s share of Epicon’s net loss was $9,011 and $14,203, respectively, which was included in loss from equity method investment in the accompanying condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2022 and 2021, the Company’s share of Epicon’s net loss was $33,809 and $48,135, respectively, which was included in loss from equity method investment in the accompanying condensed consolidated statements of operations and comprehensive loss.

In the nine months ended September 30, 2022, activity recorded for the Company’s equity method investment in Epicon is summarized in the following table:

Equity investment carrying amount at January 1, 2022	$515,632
Payment made for equity method investment	52,994
Epicon’s net loss attributable to the Company	(33,809)
Foreign currency fluctuation	(56,455)
Equity investment carrying amount at September 30, 2022	$478,362

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	September 30, 2022	December 31, 2021
Current assets	$2,487	$5,479
Noncurrent assets	153,057	216,864
Current liabilities	36,790	56,626
Noncurrent liabilities	-	-
Equity	118,754	165,717

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Loss from operation	22,526	35,509	84,552	120,338
Net loss	22,527	35,509	84,521	120,338

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – ACCRUED LIABILITIES AND OTHER PAYABLES

At September 30, 2022 and December 31, 2021, accrued liabilities and other payables consisted of the following:

	September 30, 2022	December 31, 2021
Accrued tenants’ improvement reimbursement	$43,500	$43,500
Tenants’ security deposit	73,733	73,733
Accrued business expense reimbursement	43,986	68,172
Accrued utilities	30,220	14,372
Deferred rental income	23,397	8,638
Accrued equity offering costs	40,000	40,000
Taxes payable	14,547	14,459
Others	60,733	12,446
Total	$330,116	$275,320

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On March 28, 2022, the Company entered into Securities Purchase Agreement with an accredited investor, which was amended on June 8, 2022, providing for the sale by the Company to the investor of a Convertible Note in the amount of $3,718,943 (“2022 Convertible Note”). In addition to the 2022 Convertible Note, the investor also received a Stock Purchase Warrant (“2022 Warrant”) to acquire an aggregate of 1,239,647 shares of common stock. The 2022 Warrant is exercisable for five years at an exercise price of $1.25. The financing closed with respect to:

●	$2,669,522 of the financing on April 15, 2022,

●	$659,581 of the financing on April 29, 2022,

●	$199,840 of the financing on May 18, 2022, and

●	$190,000 of the financing on May 25, 2022.

As a result of each of the closings, the Company issued the investor a 2022 Convertible Note in the principal amount of $2,669,522 and a 2022 Warrant to acquire 889,840 shares of common stock dated April 15, 2022, a 2022 Convertible Note in the principal amount of $659,581 and a 2022 Warrant to acquire 219,860 shares of common stock dated April 29, 2022, a 2022 Convertible Note in the principal amount of $199,840 and a 2022 Warrant to acquire 66,614 shares of common stock dated May 18, 2022, and a 2022 Convertible Note in the principal amount of $190,000 and a 2022 Warrant to acquire 63,333 shares of common stock dated May 25, 2022.

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

The warrants issued to the investor to purchase 1,239,647 shares of the Company’s common stock were treated as a discount on the convertible note payable and were valued at $498,509 and had been amortized over the term of the 2022 Convertible Note. Additionally, the fair value of embedded conversion option at commitment dates, which was valued at $2,782,569, was recorded as a discount on the convertible note payable and had been amortized over the term of the 2022 Convertible Note. Hence, in connection with the issuance of the 2022 Convertible Note and 2022 Warrant, the Company recorded a total debt discount of $3,281,078, which had been amortized over the term of the convertible note payable.

On July 25, 2022, the Company and the investor entered into a Conversion Agreement (“Conversion Agreement”) pursuant to which the investor converted all of its Convertible Notes in the principal amount of $3,718,943 and unpaid interest of $9,751 into 5,736,452 shares of common stock of the Company at a per share price of $0.65 (see Note 11 - Common Shares Issued for Debt Conversion). The Company recorded a conversion inducement charge of $344,264 as a result of the Conversion Agreement, representing the value of common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2022 Convertible Note.

For the three months ended September 30, 2022, amortization of debt discount and interest expense related to the 2022 Convertible Note amounted to $3,226,393 and $2,547, respectively, both of which have been reflected as interest expense on the accompanying condensed consolidated statements of operation and comprehensive loss. For the nine months ended September 30, 2022, amortization of debt discount and interest expense related to the 2022 Convertible Note amounted to $3,281,078 and $9,751, respectively, both of which have been reflected as interest expense on the accompanying condensed consolidated statements of operation and comprehensive loss.

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

On July 25, 2022, the Company and the 2022 Convertible Note holder entered into a Conversion Agreement pursuant to which the investor converted all of its Convertible Notes into shares of common stock of the Company.

The estimated fair value of the derivative feature of convertible debt was $2,181,820 on July 25, 2022, which was computed using the following assumptions: volatility of 95.53%, risk-free rate of 2.81%, annual dividend yield of 0% and expected life of 9.7 – 9.8 years.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – DERIVATIVE LIABILITY (continued)

Increases or decreases in fair value of the derivative liability is included as a component of total other (expenses) income in the accompanying condensed consolidated statements of operations and comprehensive loss for the respective period. The change to the derivative liability for the embedded conversion option from July 1, 2022 through July 25, 2022 resulted in an increase of $168,520 in the derivative liability and the corresponding increase in other expense as a loss for the three months ended September 30, 2022. The change to the derivative liability for the embedded conversion option from commitment dates through July 25, 2022 resulted in a decrease of $600,749 in the derivative liability and the corresponding increase in other income as a gain for the nine months ended September 30, 2022. There was no derivative liability in the three and nine months ended September 30, 2021.

NOTE 9 – NOTE PAYABLE, NET

On September 1, 2022, the Company issued a balloon promissory note to a third party company in the principal amount of $4,800,000 which carries interest of 11.0% per annum (the “2022 Note Payable”). Interest is due in monthly payments of $44,000 beginning November 1, 2022 and payable monthly thereafter until September 1, 2025 when the principal outstanding and all remaining interest is due. The 2022 Note Payable can be extended for an additional 36 months provided that the Company has not defaulted. The Company may not prepay the 2022 Note Payable for a period of 12 months. The 2022 Note Payable is secured by a first mortgage on the Company’s real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728.

As of September 30, 2022, the carrying balance of the 2022 Note Payable was $4,555,750 and the remaining unamortized debt issuance costs balance was $244,250. For the three and nine months ended September 30, 2022, the interest expense related to the 2022 Note Payable (including amortization of debt issuance costs of $22,204) totaled $66,204.

NOTE 10 – RELATED PARTY TRANSACTIONS

Rental Revenue from Related Party and Rent Receivable – Related Party

The Company leases space of its commercial real property located in New Jersey to a company, D.P. Capital Investments LLC, which is controlled by Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors. The term of the related party lease agreement is five years commencing on May 1, 2021 and will expire on April 30, 2026.

For both the three months ended September 30, 2022 and 2021, the related party rental revenue amounted to $12,600 and has been included in real property rental on the accompanying condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2022 and 2021, the related party rental revenue amounted to $37,800 and $21,000, respectively, and has been included in real property rental on the accompanying condensed consolidated statements of operations and comprehensive loss.

The related party rent receivable totaled $71,400 and $33,600, respectively, and no allowance for doubtful accounts was deemed to be required on rent receivable – related party at September 30, 2022 and December 31, 2021.

Medical Related Consulting Services Revenue from Related Party

During the three and nine months ended September 30, 2022 and 2021, medical related consulting services revenue from related party was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Medical related consulting services provided to:
Hebei Daopei *	$-	$131,305	$-	$131,305

*	Hebei Daopei is subsidiary of an entity whose chairman is Wenzhao Lu, the largest shareholder of the Company.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS (continued)

Services Provided by Related Party

From time to time, Wilbert Tauzin, a director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $29,121 and $52,596 for the three months ended September 30, 2022 and 2021, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. As compensation for professional services provided, the Company recognized consulting expenses of $116,719 and $164,546 for the nine months ended September 30, 2022 and 2021, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Beijing Genexosome for a cash payment of $450,000. As of September 30, 2022 and December 31, 2021, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

As of September 30, 2022 and December 31, 2021, $0 and $368,433 of accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, respectively, have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

Borrowings from Related Party

Promissory Note

On March 18, 2019, the Company issued Wenzhao Lu, the Company’s largest shareholder and Chairman of the Board of Directors, a Promissory Note in the principal amount of $1,000,000 (“Promissory Note”) in consideration of cash in the amount of $1,000,000. The Promissory Note accrues interest at the rate of 5% per annum and matures March 19, 2022. In March 2022, the Company and Wenzhao Lu entered into a Loan Extension and Modification Agreement (the “Extension”) to extend the maturity date to March 19, 2024.The Company repaid principal of $410,000, $200,000 and $390,000 in the third quarter of 2019, second quarter of 2020 and second quarter of 2022, respectively. As of September 30, 2022 and December 31, 2021, the outstanding principal balance was $0 and $390,000, respectively.

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

On July 25, 2022, the Company and Mr. Lu entered into and closed a Debt Settlement Agreement and Release pursuant to which the Company settled $2,440,262 debt owed under the Line of Credit and unpaid interest of $448,331 by issuance of 4,443,990 shares of common stock of the Company (see Note 11 - Common Shares Issued Pursuant to Related Party Debt Settlement Agreement and Release). The total amount of the debt settled of $2,888,593 exceeded the fair market value of the shares issued by $888,353 which was treated as a capital transaction due to Mr. Lu's relationship with the Company.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS (continued)

In the nine months ended September 30, 2022, activity recorded for the Line of Credit is summarized in the following table:

Borrowings from Related Party (continued)

Outstanding principal under the Line of Credit at January 1, 2022	$2,750,262
Draw down from Line of Credit	100,000
Repayment of Line of Credit	(410,000)
Settlement of Line of Credit in shares	(2,440,262)
Outstanding principal under the Line of Credit at September 30, 2022	$-

For the three months ended September 30, 2022 and 2021, the interest expense related to above borrowings amounted to $8,358 and $50,248, respectively, and has been included in interest expense – related party on the accompanying condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2022 and 2021, the interest expense related to above borrowings amounted to $79,898 and $141,528, respectively, and has been included in interest expense – related party on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2022 and December 31, 2021, the related accrued and unpaid interest for above borrowings was $0 and $368,433, respectively, has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

Common Shares Sold to Related Party for Cash

On August 5, 2022, the Company sold 448,718 shares of common stock at a purchase price of $0.78 per share to Wenzhao Lu pursuant to a subscription agreement. The Company received proceeds of $350,000 (see Note 11 - Common Shares Sold for Cash). As of September 30, 2022, the shares have not been issued and have been included in common stock to be issued at a value of $350,000 on the accompanying condensed consolidated balance sheets.

NOTE 11 – EQUITY

Common Shares Sold for Cash

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock. During the nine months ended September 30, 2022, Jefferies sold an aggregate of 170,640 shares of common stock at an average price of $0.79 per share to investors and the Company recorded net proceeds of $112,328, net of commission and other offering costs of $23,239.

On August 5, 2022, the Company sold 448,718 shares of common stock at a purchase price of $0.78 per share to Wenzhao Lu pursuant to a subscription agreement. The Company received proceeds of $350,000 (see Note 10 - Common Shares Sold to Related Party for Cash). As of September 30, 2022, the shares have not been issued and have been included in common stock to be issued at a value of $350,000 on the accompanying condensed consolidated balance sheets.

On August 5, 2022, the Company sold 320,513 shares of common stock at a purchase price of $0.78 per share to an investor pursuant to a subscription agreement. The Company received proceeds of $250,000. As of September 30, 2022, the shares have not been issued and have been included in common stock to be issued at a value of $250,000 on the accompanying condensed consolidated balance sheets.

Common Shares Issued for Services

During the nine months ended September 30, 2022, the Company issued a total of 408,957 shares of its common stock for services rendered and to be rendered. These shares were valued at $340,950, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $291,270 for the nine months ended September 30, 2022 and reduced accrued liabilities of $30,000 and recorded prepaid expense of $19,680 as of September 30, 2022 which will be amortized over the rest of corresponding service periods.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – EQUITY (continued)

Common Shares Issued for Debt Conversion

On July 25, 2022, the Company and 2022 Convertible Note holder entered into a Conversion Agreement pursuant to which the investor converted its Convertible Notes in the principal amount of $3,718,943 and unpaid interest of $9,751 into 5,736,452 shares of common stock of the Company at a per share price of $0.65 (see Note 7). The Company recorded a conversion inducement charge of $344,264 as a result of the Conversion Agreement, representing the value of common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2022 Convertible Note.

Common Shares Issued Pursuant to Related Party Debt Settlement Agreement and Release

On July 25, 2022, the Company and Mr. Lu entered into and closed a Debt Settlement Agreement and Release pursuant to which the Company settled $2,440,262 debt owed under the Line of Credit and unpaid interest of $448,331 by issuance of 4,443,990 shares of common stock of the Company (see Note 10 - Line of Credit). The total amount of the debt settled of $2,888,593 exceeded the fair market value of the shares issued by $888,353 which was treated as a capital transaction due to Mr. Lu's relationship with the Company.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at September 30, 2022:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2022	Weighted Average Exercise Price
$0.50 – 0.82	2,660,000	4.23	$0.56	2,440,000	$0.55
1.00 – 1.93	2,895,000	4.15	1.38	2,895,000	1.38
2.00 – 2.80	2,560,000	1.12	2.15	2,560,000	2.15
4.76	30,000	1.51	4.76	30,000	4.76
$0.50 – 4.76	8,145,000	3.21	$1.37	7,925,000	$1.38

Stock option activities for the nine months ended September 30, 2022 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2022	7,725,000	$1.45
Granted	660,000	0.73
Expired/forfeited/exercised	(240,000)	(2.26)
Outstanding at September 30, 2022	8,145,000	$1.37
Options exercisable at September 30, 2022	7,925,000	$1.38
Options expected to vest	220,000	$0.68

The aggregate intrinsic value of stock options outstanding and stock options exercisable at September 30, 2022 was $303,800 and $292,597, respectively.

The fair values of options granted during the nine months ended September 30, 2022 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 74.8% - 117.46%, risk-free rate of 1.37% - 3.56%, annual dividend yield of 0%, and expected life of 3.00 - 5.00 years. The aggregate fair value of the options granted during the nine months ended September 30, 2022 was $373,982.

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

For the three months ended September 30, 2022 and 2021, stock-based compensation expense associated with stock options granted amounted to $110,442 and $188,859, of which, $87,300 and $134,833 was recorded as compensation and related benefits, $14,121 and $37,596 was recorded as professional fees, and $9,021 and $16,430 was recorded as research and development expenses, respectively. For the nine months ended September 30, 2022 and 2021, stock-based compensation expense associated with stock options granted amounted to $389,066 and $586,573, of which, $285,384 and $410,732 was recorded as compensation and related benefits, $71,719 and $120,584 was recorded as professional fees, and $31,963 and $55,257 was recorded as research and development expenses, respectively.

A summary of the status of the Company’s nonvested stock options granted as of September 30, 2022 and changes during the nine months ended September 30, 2022 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2022	205,834	$1.04
Granted	660,000	0.73
Vested	(645,834)	(0.85)
Nonvested at September 30, 2022	220,000	$0.68

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

The fair values of the warrants issued to the investor with this private placement were computed using the Black-Scholes option-pricing model with the following assumptions: volatility of 111.94%, risk-free rate of 2.71% - 2.92%, annual dividend yield of 0% and expected life of 5 years. The warrants issued to the investor to purchase 1,239,647 shares of the Company’s common stock were treated as a discount on the convertible note payable and were valued at $498,509 and had been amortized over the term of the 2022 Convertible Note.

Stock warrant activities for the nine months ended September 30, 2022 were as follows:

	Number of Warrants	Exercise Price
Outstanding at January 1, 2022	-	$-
Issued	1,239,647	1.25
Expired/exercised	-	-
Outstanding and exercisable at September 30, 2022	1,239,647	$1.25

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – EQUITY (continued)

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at September 30, 2022:

Warrants (continued)

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding at September 30, 2022	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at September 30, 2022	Exercise Price
$1.25	1,239,647	4.56	1,239,647	$1.25

The aggregate intrinsic value of both stock warrants outstanding and stock warrants exercisable at September 30, 2022 was $0.

NOTE 12 – STATUTORY RESERVE AND RESTRICTED NET ASSETS

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

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the three and nine months ended September 30, 2022 as it incurred net loss in the periods. As of both September 30, 2022 and December 31, 2021, the restricted amount as determined pursuant to PRC statutory laws totaled $6,578.

Relevant PRC laws and regulations restrict the Company’s PRC subsidiary, Avalon Shanghai, from transferring a portion of its net assets, equivalent to their statutory reserves and their share capital, to the Company’s shareholders in the form of loans, advances or cash dividends. Only PRC entity’s accumulated profit may be distributed as dividend to the Company’s shareholders without the consent of a third party. As of September 30, 2022 and December 31, 2021, total restricted net assets amounted to $1,006,578 and $706,578, respectively.

NOTE 13 – CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2022	2021	2022	2021
A (Hebei Daopei, a related party)	*	27%	*	12%
B	32%	28%	31%	29%
C	19%	12%	19%	16%
D	12%	*	12%	11%

*	Less than 10%

Two customers, of which, one is a related party and the other is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable and rent receivable – related party at September 30, 2022, accounted for 82.3% of the Company’s total outstanding rent receivable and rent receivable – related party at September 30, 2022.

Two customers, of which, one is a related party and the other is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable and rent receivable – related party at December 31, 2021, accounted for 80.6% of the Company’s total outstanding rent receivable and rent receivable – related party at December 31, 2021.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three and nine months ended September 30, 2022 and 2021.

One supplier, whose outstanding payable accounted for 10% or more of the Company’s total outstanding accounts payable at September 30, 2022, accounted for 100.0% of the Company’s total outstanding accounts payable at September 30, 2022.

NOTE 15 – SEGMENT INFORMATION

For the three and nine months ended September 30, 2022 and 2021, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – SEGMENT INFORMATION (continued)

The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Real property operations	$317,390	$355,459	$905,842	$925,465
Medical related consulting services	-	131,305	-	131,305
Total	317,390	486,764	905,842	1,056,770
Costs and expenses
Real property operations	247,152	215,622	677,303	637,663
Medical related consulting services	-	102,442	-	102,442
Total	247,152	318,064	677,303	740,105
Gross profit
Real property operations	70,238	139,837	228,539	287,802
Medical related consulting services	-	28,863	-	28,863
Total	70,238	168,700	228,539	316,665
Other operating expenses
Real property operations	76,299	76,422	265,251	256,675
Medical related consulting services	96,321	32,239	289,671	361,067
Corporate/Other	1,486,717	2,025,010	6,233,229	6,269,762
Total	1,659,337	2,133,671	6,788,151	6,887,504
Other (expense) income
Interest expense
Corporate/Other	(3,303,502)	(50,248)	(3,436,931)	(141,528)
Total	(3,303,502)	(50,248)	(3,436,931)	(141,528)
Other income (expense)
Real property operations	4	3	11	111
Medical related consulting services	(8,848)	(14,173)	223,735	(49,162)
Corporate/Other	(512,709)	5,170	259,631	5,171
Total	(521,553)	(9,000)	483,377	(43,880)
Total other expense, net	(3,825,055)	(59,248)	(2,953,554)	(185,408)
Net (loss) income
Real property operations	(6,057)	63,418	(36,701)	31,238
Medical related consulting services	(105,169)	(17,549)	(65,936)	(381,366)
Corporate/Other	(5,302,928)	(2,070,088)	(9,410,529)	(6,406,119)
Total	$(5,414,154)	$(2,024,219)	$(9,513,166)	$(6,756,247)

Identifiable long-lived tangible assets at September 30, 2022 and December 31, 2021	September 30, 2022	December 31, 2021
Real property operations	$7,410,004	$7,537,281
Medical related consulting services	396	742
Corporate/Other	205,993	352,294
Total	$7,616,393	$7,890,317

Identifiable long-lived tangible assets at September 30, 2022 and December 31, 2021	September 30, 2022	December 31, 2021
United States	$7,440,978	$7,583,880
China	175,415	306,437
Total	$7,616,393	$7,890,317

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

Operating Leases Commitment

The Company is a party to leases for office space. These lease agreements will expire through February 2023. Rent expense under all operating leases amounted to approximately $107,000 and $108,000 for the nine months ended September 30, 2022 and 2021, respectively. Supplemental cash flow information related to leases for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$116,897	$94,456
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$-	$133,473

The following table summarizes the lease term and discount rate for the Company’s operating lease as of September 30, 2022:

Operating Lease
Weighted average remaining lease term (in years)	0.33
Weighted average discount rate	4.88%

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – COMMITMENTS AND CONTINCENGIES (continued)

Operating Leases Commitment (continued)

The following table summarizes the maturity of lease liabilities under operating lease as of September 30, 2022:

For the Twelve-month Period Ending September 30:	Operating Lease
2023	$45,122
2024 and thereafter	-
Total lease payments	45,122
Amount of lease payments representing interest	(242)
Total present value of operating lease liabilities	$44,880

Current portion	$44,880

Equity Investment Commitment

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within five years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.1 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.4 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of September 30, 2022, Avalon Shanghai has contributed RMB 5,110,000 (approximately $0.7 million) that was included in equity method investment on the accompanying condensed consolidated balance sheets. The Company intends to use its present working capital together with borrowings from related party and equity raises to fund the project cost.

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

Joint Venture – Avactis Biosciences Inc. (continued)

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

As of both September 30, 2022 and December 31, 2021, the Company paid the $900,000 to Arbele Biotherapeutics as research and development fee.

Line of Credit Agreement

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), a significant shareholder and director of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of September 30, 2022, $0 was outstanding under the Line of Credit.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

New Subsidiary

In October 2022, the Company formed a wholly owned subsidiary, Avalon Laboratory Services, Inc., a Delaware company.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 17 – SUBSEQUENT EVENTS (continued)

Cease all operations in the People’s Republic of China

In November of 2022, the Company decided to cease all operations in the People’s Republic of China with the exception of a small administrative office, Avalon Shanghai. The Company, through its Nevada Subsidiary Avactis Biosciences Inc., will continue to own Avactis Nanjing Biosciences Ltd. However, Avactis Nanjing Biosciences Ltd. only owns a patent and is not considered an operating entity. The Company does not expect nor does it plan that there will be further revenue generated from PRC operations in the foreseeable future. The impact of ceasing operations will not have a material effect on the Company’s operations.

Membership Interest Purchase Agreement

On November 7, 2022, Avalon Laboratory Services, Inc. (the “Buyer”), a wholly-owned subsidiary of Avalon GloboCare Corp. (the “Company”), entered into a Membership Interest Purchase Agreement (the “MIPA”), by and among SCBC Holdings LLC (the “Seller”), the Zoe Family Trust, and Bryan Cox and Sarah Cox as individuals (each an “Owner” and collectively, the “Owners”), and Laboratory Services MSO, LLC (“Laboratory Services MSO”), pursuant to which, subject to the terms and conditions set forth in the MIPA, the Buyer will acquire from the Seller, sixty percent (60%) of all the issued and outstanding equity interests of the Laboratory Services MSO (the “Purchased Interests”), free and clear of all liens (the “Transaction”). The consideration to be paid for the Purchased Interests consists of up to thirty-one million dollars ($31,000,000), of which (i) five million dollars ($5,000,000) was paid as a refundable prepayment at signing, (ii) ten million dollars ($10,000,000) will be paid in cash at the closing, (iii) fifteen million dollars ($15,000,000) will be paid pursuant to the issuance of 15,000 shares of the Company’s newly designated Series B Convertible Preferred Stock (the “Series B Preferred Stock”), stated value $1,000 (the “Series B Stated Value”), which Series B Preferred Stock will be convertible into shares of the Company’s common stock at a conversion price per share equal to $0.575 or an aggregate of 26,086,957 shares of the Company’s common stock, which are subject to the Lock Up Period and the restrictions on sale set forth under Item 5.03 Amendments to Articles of Incorporation or Bylaws: Change in Fiscal Year - Series B Preferred Stock - Conversion, and (iv) one million dollars ($1,000,000) will be paid on the first anniversary of the closing date (the “Anniversary Payment”). The Seller is also eligible to receive certain earnout payments upon achievement of certain operating results, which may be comprised of up to ten million dollars ($10,000,000) of which (x) five million dollars ($5,000,000) will be paid in cash and (y) five million dollars ($5,000,000) will be paid pursuant to the issuance of the number of shares of Company common stock valued at five million dollars ($5,000,000), calculated using the closing price of the Company’s common stock on December 31, 2023 (collectively, the “Earnout Payments”).

Headquartered in Costa Mesa California, Laboratory Services MSO provides a broad portfolio of diagnostic tests including drug testing, toxicology, and a broad array of test services, from general bloodwork to anatomic pathology, and urine toxicology. Specific capabilities include STAT blood testing, qualitative drug screening, genetic testing, urinary testing, sexually transmitted disease testing and more. Laboratory Services MSO has developed a premier reputation for customer service and fast turnaround times in the industry. Laboratory Services MSO is the parent company of Laboratory Services, LLC, a Wyoming limited liability company and Laboratory Services DME, LLC, a Delaware limited liability company.

The board of directors of the Company and the managing member of the Buyer have approved the MIPA and certain ancillary documents related to the Purchased Interests of Laboratory Services MSO, as discussed above. The MIPA contains customary representations and warranties and covenants. The Anniversary Payment and the Earnout Payments will be available to compensate the Buyer for certain losses it may incur as a result of any breach of the representations, warranties or covenants of the Seller and Laboratory Services MSO and for post-closing working capital adjustments.

In connection with the closing of the Transaction, Sarah Cox will become the Chief Operating Officer of the Company, replacing Meng Li, who will continue to serve as a Chief Operating Officer of Avalon (Shanghai) Healthcare Technology Co., Ltd, a subsidiary of the Company. In addition, Ms. Cox will be appointed as a director of the Company and Ms. Li will resign as a director of the Company. Ms. Cox, age 46, has continuously served as the Chief Executive Officer of Laboratory Services MSO for the past five years. Ms. Cox co-founded Laboratory Services MSO in 2017. Ms. Cox earned her undergraduate degree from the University of Deakin, in Australia where she studied business and received a degree in financial planning. At the closing of the Transaction, Ms. Cox and the Company will enter into an employment agreement providing for an annual salary of three hundred and fifty thousand dollars ($350,000) and other customary compensation.

The closing of the Transaction is subject to customary conditions to closing, including completion of financing for the remainder of the cash purchase price. The transaction is expected to close in 30 days, subject to a 90 day right of extension by the Company.

Private Placement

In conjunction with the Transaction, on November 7, 2022, the Company conducted a private placement offering (the “Private Placement”) of 5,000 shares of its newly designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”), stated value $1,000, and entered into a securities purchase agreement (the “Securities Purchase Agreement”), with an accredited investor named therein (the “Investor”), pursuant to which the Company sold to the Investor 5,000 shares of its Series A Preferred Stock for gross proceeds of $5,000,000. The Series A Preferred Stock is convertible into shares of the Company’s common stock at a conversion price per share equal to the greater of (i) one dollar ($1.00), and (ii) ninety percent (90%) of the closing price of the Company’s common stock on the Nasdaq Stock Market (“Nasdaq”) on the day prior to receipt of the conversion notice from the Investor, subject to adjustment for stock splits and similar matters. The Company intends to complete the financing for the Transaction through the sale and issuance of an additional 10,000 shares of the Series A Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 30, 2022. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Overview

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as cell therapy related companion diagnostics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through its subsidiary structure with unique integration of verticals from innovative R&D to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and regenerative therapeutics.

Avalon achieves and fosters seamless integration of unique verticals to bridge and accelerate innovative research, bio-process development, clinical programs and product commercialization. Avalon’s upstream innovative research includes:

●	Development of Avalon Clinical-grade Tissue-specific Exosome (“ACTEX™”);

●	Novel therapeutic and diagnostic targets development utilizing QTY-code protein design technology with Massachusetts Institute of Technology (MIT) including using the QTY code protein design technology for development of a hemofiltration device to treat Cytokine Storm;

●	Co-development of next generation, mRNA-based immune effector cell therapeutic modalities with Arbele Limited.

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

Avalon’s downstream medical team and facility consists of top-rated affiliated hospital network and experts specialized in hematology, oncology, cellular immunotherapy, hematopoietic stem/progenitor cell transplant, as well as regenerative therapeutics. Our major clinical programs include:

●	AVA-001: Avalon has initiated its first-in-human clinical trial of CD19 CAR-T candidate, AVA-001 in August 2019 at the Hebei Yanda Lu Daopei Hospital and Beijing Lu Daopei Hospital in China (the world’s single largest CAR-T treatment network with over 1,200 patients being treated with CAR-T) for the indication of relapsed/refractory B-cell acute lymphoblastic leukemia and non-Hodgkin Lymphoma). The AVA-001 candidate (co-developed with China Immunotech Co. Ltd) is characterized by the utilization of 4-1BB (CD137) co-stimulatory signaling pathway, conferring a strong anti-cancer activity during pre-clinical study. It also features a shorter bio-manufacturing time which leads to the advantage of prompt treatment to patients where timing is important related hematologic malignancies. Avalon has successfully completed the first-in-human clinical trial of its AVA-001 anti-CD19 CAR-T cell therapy as a bridge to allogeneic bone marrow transplantation for patients with relapsed/refractory B-cell acute lymphoblastic leukemia at the Lu Daopei Hospital (registered clinical trial number NCT03952923) with excellent efficacy (90% complete remission rate) and minimal adverse side effects. Avalon is currently expanding the patient recruitment and indication for AVA-001 to include relapsed/refractory non-Hodgkin lymphoma patients.

●	AVA-011 and FLASH-CAR™: The Company advanced its next generation immune cell therapy using RNA-based, non-viral FLASH-CAR™ technology co-developed with the Company’s strategic partner Arbele Limited. The multiplex FLASH-CAR™ platform can be used to create personalized (“autologous’) cell therapy from a patient’s own cells, as well as “off-the-shelf” cell therapy from a universal donor. Our leading candidate, AVA-011, is a dual-target (anti-CD19/CD22) CAR-T which has completed pre-clinical research stage, and currently at IND-enabling process development stage at UPMC (Dr. Yen-Michael Hsu as Principal Investigator) to generate clinical-grade cell-therapy products for subsequent clinical studies.

●	ACTEX™: Stem cell-derived Avalon Clinical-grade Tissue-specific Exosomes (ACTEX™) is one of the core technology platforms that has been co-developed by Avalon GloboCare and the University of Pittsburgh Medical Center. The Company formed a strategic partnership with HydroPeptide, LLC, a leading epigenetics skin care company, to engage in co-development and commercialization of a series of clinical-grade, exosome-based cosmeceutical and orthopedic products. As part of this agreement, the Company signed a three-way Material Transfer Agreement between Avalon GloboCare, HydroPeptide and the University of Pittsburgh Medical Center.

●	AVA-Trap™: Avalon’s AVA-Trap™ therapeutic program plans to enter animal model testing followed by expedited clinical studies with the goal of providing an effective therapeutic option to combat COVID-19 and other life-threatening conditions involving cytokine storms. The Company initiated a sponsored research and co-development project with Massachusetts Institute of Technology (MIT) led by Professor Shuguang Zhang as Principal Investigator in May 2019. Using the unique QTY code protein design platform, six water-soluble variant cytokine receptors have been successfully designed and tested to show binding affinity to the respective cytokines.

Going Concern

The Company is a clinical-stage, vertically integrated, leading CellTech bio-developer dedicated to advancing and empowering innovative, transformative immune effector cell therapy, exosome technology, as well as cell therapy related companion diagnostics. The Company also provides strategic advisory and outsourcing services to facilitate and enhance its clients’ growth and development, as well as competitiveness in healthcare and CellTech industry markets. Through its subsidiary structure with unique integration of verticals from innovative R&D to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK), exosome technology (ACTEX™), and regenerative therapeutics.

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

As reflected in the accompanying condensed consolidated financial statements, the Company has incurred recurring net losses and generated negative cash flow from operating activities of $9,513,166 and $5,072,932 for the nine months ended September 30, 2022, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of providing medical related consulting services to its only few clients who are related parties and generating rental revenue from its income-producing real estate property in New Jersey; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

Revenues

For the three months ended September 30, 2022, we had real property rental revenue of $317,390, as compared to $355,459 for the three months ended September 30, 2021, a decrease of $38,069, or 10.7%. For the nine months ended September 30, 2022, we had real property rental revenue of $905,842, as compared to $925,465 for the nine months ended September 30, 2021, a decrease of $19,623, or 2.1%. The decrease was primarily attributable to one tenant moved out in 2022. We expect that our revenue from real property rent will remain in its current quarterly level with minimal increase in the near future.

For the three and nine months ended September 30, 2022, we did not have any medical related consulting services revenue since there was no demand for our consulting service from our related parties and there was no order for our medical related consulting services from third party in these periods. For the three and nine months ended September 30, 2021, we had medical related consulting services revenue from related party of $131,305. Currently, we are negotiating with our potential customers and expect to enter consulting services agreement in the near future.

Costs and Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended September 30, 2022, our real property operating expenses amounted to $247,152, as compared to $215,622 for the three months ended September 30, 2021, an increase of $31,530, or 14.6%. The increase was mainly due to an increase in building cleaning fees of approximately $5,000, an increase in property management fees of approximately $9,000, an increase in repairs and maintenance fees of approximately $5,000, an increase in utilities of approximately $9,000, and an increase in other miscellaneous items of approximately $4,000.

For the nine months ended September 30, 2022, our real property operating expenses amounted to $677,303, as compared to $637,663 for the nine months ended September 30, 2021, an increase of $39,640, or 6.2%. The increase was mainly due to an increase in building cleaning fees of approximately $11,000, an increase in property management fees of approximately $12,000, an increase in air conditioner maintenance fee of approximately $6,000, an increase in utilities of approximately $4,000, and an increase in other miscellaneous items of approximately $7,000.

Costs of medical related consulting services include the cost of labor and related benefits, travel expenses related to medical related consulting services, and other overhead costs.

There were no comparative revenue and related costs of revenue from our medical related consulting services for the three and nine months ended September 30, 2022 since there was no demand for our consulting service from our related parties and there was no order for our medical related consulting services from third party in these periods. For the three and nine months ended September 30, 2021, costs of medical related consulting services amounted to $102,442.

Real Property Operating Income

Our real property operating income for the three months ended September 30, 2022 was $70,238, representing a decrease of $69,599, or 49.8%, as compared to $139,837 for the three months ended September 30, 2021. Our real property operating income for the nine months ended September 30, 2022 was $228,539, representing a decrease of $59,263, or 20.6%, as compared to $287,802 for the nine months ended September 30, 2021. The decrease was attributable to a decrease in real property rental revenue and an increase in real property operating expenses as described above. We expect our real property operating income will remain in its current quarterly level with minimal increase in the near future.

Gross Profit from Medical Related Consulting Services and Gross Margin

We did not generate any gross profit from medical related consulting services in the three and nine months ended September 30, 2022. Our gross profit from medical related consulting services for the three and nine months ended September 30, 2021 was $28,863, with a gross margin of 22.0%.

Other Operating Expenses

For the three and nine months ended September 30, 2022 and 2021, other operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Advertising and marketing expenses	$150,620	$27,833	$807,821	$44,156
Professional fees	628,807	1,221,952	1,886,562	3,960,209
Compensation and related benefits	488,373	434,602	1,514,959	1,544,437
Research and development	170,406	224,072	541,566	676,053
Litigation settlement	-	-	1,350,000	-
Directors and officers liability insurance premium	103,787	101,499	310,955	263,781
Travel and entertainment	40,662	48,646	120,224	120,865
Rent and related utilities	18,938	18,487	59,150	59,775
Other general and administrative	57,744	56,580	196,914	218,228
	$1,659,337	$2,133,671	$6,788,151	$6,887,504

●	For the three months ended September 30, 2022, advertising and marketing expenses increased by $122,787 or 441.2% as compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, advertising and marketing expenses increased by $763,665 or 1,729.5% as compared to the nine months ended September 30, 2021. The increase was primarily due to increased advertising activities. We expect that our advertising expenses will remain in its current quarterly level with minimal increase in the near future.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, valuation service fees and other fees. For the three months ended September 30, 2022, professional fees decreased by $593,145, or 48.5%, as compared to the three months ended September 30, 2021, which was primarily attributable to a decrease in consulting fees of approximately $433,000 mainly due to the decrease in use of consulting service providers, a decrease in legal service fees of approximately $127,000 mainly due to the decrease in use of legal service providers related to Sen Lang BVI acquisition which was terminated on January 1, 2022, and a decrease in in other miscellaneous items of approximately $33,000. For the nine months ended September 30, 2022, professional fees decreased by $2,073,647, or 52.4%, as compared to the nine months ended September 30, 2021, which was primarily attributable to a decrease in consulting fees of approximately $1,319,000 mainly due to the decrease in use of consulting service providers, a decrease in legal service fees of approximately $619,000 mainly due to the decrease in use of legal service providers related to Sen Lang BVI acquisition which was terminated on January 1, 2022, and a decrease in one time valuation service fees of $180,000, offset by an increase in other miscellaneous items of approximately $45,000. We expect that our professional fees will remain in its current quarterly level with minimal increase in the near future.

●	For the three months ended September 30, 2022, compensation and related benefits increased by $53,771, or 12.4%, as compared to the three months ended September 30, 2021, which was primarily attributable to the increase in management’s compensation and related benefits of approximately $54,000. For the nine months ended September 30, 2022, compensation and related benefits decreased by $29,478, or 1.9%, as compared to the nine months ended September 30, 2021, which was primarily attributable to a decrease in management’s compensation and related benefits of approximately $29,000. We expect that our compensation and related benefits will remain in its current quarterly level with minimal increase in the near future.

●	For the three months ended September 30, 2022, research and development expenses decreased by $53,666, or 24.0%, as compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, research and development expenses decreased by $134,487, or 19.9%, as compared to the nine months ended September 30, 2021. The decrease was mainly attributable to we decreased research and development projects in 2022 periods. We expect that our research and development expenses will remain in its current quarterly level with minimal decrease in the near future.

●	For both the three months ended September 30, 2022 and 2021, we did not have any litigation settlement. For the nine months ended September 30, 2022, litigation settlement increased by $1,350,000, or 100.0%, as compared to the nine months ended September 30, 2021. The increase was due to a settlement signed in June 2022.

●	For the three months ended September 30, 2022, Directors and Officers Liability Insurance premium increased by $2,288, or 2.3%, as compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, Directors and Officers Liability Insurance premium increased by $47,174, or 17.9%, as compared to the nine months ended September 30, 2021. The increase was mainly due to different insurance provider with different premium.

●	For the three months ended September 30, 2022, travel and entertainment expense decreased by $7,984, or 16.4%, as compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, travel and entertainment expense decreased by $641, or 0.5%, as compared to the nine months ended September 30, 2021. The decrease was mainly due to decreased business travel activities in 2022 periods.

●	For the three months ended September 30, 2022, rent and related utilities expenses increased by $451, or 2.4%, as compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, rent and related utilities expenses decreased by $625, or 1.0%, as compared to the nine months ended September 30, 2021.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, office supplies, and other miscellaneous items. For the three months ended September 30, 2022, other general and administrative expenses increased by $1,164, or 2.1%, as compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, other general and administrative expenses decreased by $21,314, or 9.8%, as compared to the nine months ended September 30, 2021. The decrease was mainly due to our efforts at stricter controls on corporate expenditure.

Loss from Operations

As a result of the foregoing, for the three months ended September 30, 2022, loss from operations amounted to $1,589,099, as compared to $1,964,971 for the three months ended September 30, 2021, a decrease of $375,872 or 19.1%.

As a result of the foregoing, for the nine months ended September 30, 2022, loss from operations amounted to $6,559,612, as compared to $6,570,839 for the nine months ended September 30, 2021, a decrease of $11,227 or 0.2%.

Other (Expense) Income

Other (expense) income mainly includes third party and related party interest expense, conversion inducement expense, loss from equity method investment, change in fair value of derivative liability, and other miscellaneous income.

Other expense, net, totaled $3,825,055 for the three months ended September 30, 2022, as compared to $59,248 for the three months ended September 30, 2021, an increase of $3,765,807, or 6,356.0%, which was primarily attributable to an increase in third party interest expense of approximately $3,295,000 mainly driven by the amortization of convertible debt discount upon conversion of approximately $3,226,000 and the increased interest expense of approximately $69,000 from third party debts in the third quarter of 2022, an increase in conversion inducement expense of approximately $344,000 resulted from the reduction in the conversion price, an increase in loss from change in fair value of derivative liability of approximately $169,000, and a decrease in other miscellaneous income of approximately $5,000, offset by a decrease in interest expense – related party of approximately $42,000 due to the decrease in outstanding borrowing in the third quarter of 2022, and a decrease in loss from equity method investment of approximately $5,000.

Other expense, net, totaled $2,953,554 for the nine months ended September 30, 2022, as compared to $185,408 for the nine months ended September 30, 2021, an increase of $2,768,146, or 1,493.0%, which was primarily attributable to an increase in third party interest expense of approximately $3,357,000 mainly driven by the amortization of convertible debt discount of approximately $3,281,000 and the increased interest expense of approximately $76,000 from third party debts in the nine months ended September 30, 2022, and an increase in conversion inducement expense of approximately $344,000 resulted from the reduction in the conversion price, offset by an increase in gain from change in fair value of derivative liability of approximately $601,000, an increase in other miscellaneous income of approximately $256,000, mainly driven by reagent sale in the nine months ended September 30, 2022, a decrease in interest expense – related party of approximately $62,000 due to the decrease in outstanding borrowing in the nine months ended September 30, 2022, and a decrease in loss from equity method investment of approximately $14,000.

Income Taxes

We did not have any income taxes expense for the three months ended September 30, 2022 and 2021 since we incurred losses in these periods.

We did not have any income taxes expense for the nine months ended September 30, 2022 and 2021 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $5,414,154 for the three months ended September 30, 2022, as compared to $2,024,219 for the three months ended September 30, 2021, an increase of $3,389,935 or 167.5%.

As a result of the factors described above, our net loss was $9,513,166 for the nine months ended September 30, 2022, as compared to $6,756,247 for the nine months ended September 30, 2021, an increase of $2,756,919 or 40.8%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $5,414,154 or $0.06 per share (basic and diluted) for the three months ended September 30, 2022, as compared with $2,024,219, or $0.02 per share (basic and diluted) for the three months ended September 30, 2021, an increase of $3,389,935 or 167.5%.

The net loss attributable to Avalon GloboCare Corp. common shareholders was $9,513,166 or $0.10 per share (basic and diluted) for the nine months ended September 30, 2022, as compared with $6,756,247, or $0.08 per share (basic and diluted) for the nine months ended September 30, 2021, an increase of $2,756,919 or 40.8%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Genexosome, Avactis, and Exosome, is the U.S. dollar and the functional currency of Avalon Shanghai is the Chinese Renminbi (“RMB”). The financial statement of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rate of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rate for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $37,033 and a foreign currency translation gain of $1,285 for the three months ended September 30, 2022 and 2021, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $78,515 and a foreign currency translation gain of $13,349 for the nine months ended September 30, 2022 and 2021, respectively. This non-cash loss/gain had the effect of increasing/decreasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $5,451,187 and $2,022,934 for the three months ended September 30, 2022 and 2021, respectively.

As a result of our foreign currency translation adjustment, we had comprehensive loss of $9,591,681 and $6,742,898 for the nine months ended September 30, 2022 and 2021, respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2022 and December 31, 2021, we had cash balance of approximately $3,938,000 and $808,000, respectively. These funds are kept in financial institutions located as follows:

Country:	September 30, 2022		December 31, 2021
United States	$3,578,273	90.9%	$767,605	95.1%
China	359,686	9.1%	39,933	4.9%
Total cash	$3,937,959	100.0%	$807,538	100.0%

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

The following table sets forth a summary of changes in our working capital from December 31, 2021 to September 30, 2022:

	September 30,	December 31,	Changes in
	2022	2021	Amount	Percentage
Working capital (deficit):
Total current assets	$4,449,401	$1,323,042	$3,126,359	236.3%
Total current liabilities	3,327,985	4,401,658	(1,073,673)	(24.4)%
Working capital (deficit)	$1,121,416	$(3,078,616)	$4,200,032	(136.4)%

Our working capital increased by $4,200,032 to $1,121,416 at September 30, 2022 from working capital deficit of $3,078,616 at December 31, 2021. The increase in working capital was primarily attributable to an significant increase in cash of approximately $3,130,000 mainly due to the issuance of convertible debt and balloon promissory note, a decrease in accrued professional fees of approximately $647,000 which was mainly due to payments made to our professional service providers in the nine months ended September 30, 2022, a decrease in accrued research and development fees of approximately $220,000 resulting from payments made to research and development service providers in the nine months ended September 30, 2022, a decrease in accrued liabilities and other payables – related parties of approximately $368,000 which was mainly attributable to the accrued and unpaid related party interest was settled in shares in the nine months ended September 30, 2022, a decrease in operating lease obligation of approximately $107,000, a decrease in note payable – related party of $390,000 due to repayment made to this related party in the nine months ended September 30, 2022, offset by an increase in accrued settlement of lawsuit of $450,000 due to a settlement signed in June 2022.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flows for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The following summarizes the key components of our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(5,072,932)	$(3,307,520)
Net cash used in investing activities	(54,743)	(67,960)
Net cash provided by financing activities	8,263,989	3,178,336
Effect of exchange rate on cash	(5,893)	2,818
Net increase (decrease) in cash	$3,130,421	$(194,326)

Net cash flow used in operating activities for the nine months ended September 30, 2022 was $5,072,932, which primarily reflected our consolidated net loss of approximately $9,513,000, and the non-cash item adjustment consisting of change in fair market value of derivative liability of approximately $601,000, and the changes in operating assets and liabilities, primarily consisting of an increase in other assets of approximately $66,000, a decrease in operating lease obligation of approximately $108,000, offset by an increase in accounts payable of approximately $87,000, an increase in accrued liabilities and other payables of approximately $63,000, an increase in accrued liabilities and other payables – related parties of approximately $80,000, and the non-cash items adjustment primarily consisting of depreciation of approximately $251,000, amortization of right-of-use asset of approximately $102,000, stock-based compensation and service expense of approximately $983,000, amortization of debt discount of approximately $3,281,000 mainly resulting from the conversion of convertible debt in July 2022, and conversion inducement expense of approximately $344,000 resulted from the reduction in the conversion price.

Net cash flow used in operating activities for the nine months ended September 30, 2021 was $3,307,520, which primarily reflected our consolidated net loss of approximately $6,756,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in operating lease obligation of approximately $87,000, offset by an increase accrued liabilities and other payables of approximately $1,436,000, which was mainly attributable the increase in accrued professional fees of approximately $994,000 due to increased professional service providers, the increase in accrued research and development fees of approximately $227,000, and the increase in accrued payroll liability and directors’ compensation of approximately $147,000, and an increase in accrued liabilities and other payables – related parties of approximately $142,000 resulting from the increase in accrued interest for related party borrowings, and the non-cash items adjustment primarily consisting of depreciation of approximately $227,000, amortization of right-of-use asset of approximately $93,000, and stock-based compensation and service expense of approximately $1,621,000.

We expect our cash used in operating activities to increase due to the following:

●	the development and commercialization of new products;

●	an increase in professional staff and services; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities was $54,743 for the nine months ended September 30, 2022 as compared to $67,960 for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we made payments for purchase of property and equipment of approximately $2,000 and made additional investment in equity method investment of approximately $53,000. During the nine months ended September 30, 2021, we made payments for purchase of property and equipment of approximately $17,000 and for improvement of commercial real estate of approximately $10,000, and made additional investment in equity method investment of approximately $40,000.

Net cash flow provided by financing activities was $8,263,989 for the nine months ended September 30, 2022 as compared to $3,178,336 for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we received proceeds from related party borrowings of $100,000, and proceeds from issuance of convertible debt and warrants of approximately $3,719,000, and net proceeds from issuance of balloon promissory note of $4,534,000 (net of cash paid for debt issuance costs of approximately $266,000), and net proceeds from equity offering of approximately $712,000 (net of cash paid for commission and other offering costs of approximately $24,000) to fund our working capital needs, offset by repayments made for note payable – related party of $390,000 and repayments made for loan payable – related party of $410,000. During the nine months ended September 30, 2021, we received proceeds from related party borrowings of approximately $763,000 and net proceeds from equity offering of approximately $2,415,000 (net of cash paid for commission and other offering costs of approximately $104,000).

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

In the third quarter of 2019, we had secured a $20 million credit facility (Line of Credit) provided by our Chairman, Wenzhao Lu. The unsecured credit facility bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. As of September 30, 2022, the total principal amount outstanding under the Credit Line was $0 and we have approximately $14.1 million remaining available under the Line Credit.

On December 13, 2019, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. As of April 6, 2020, the aggregate market value of our outstanding common stock held by non-affiliates, or public float, was $39,564,237, based on 23,691,160 shares of our outstanding common stock that were held by non-affiliates on such date and a price of $1.67 per share, which was the price at which our common stock was last sold on The Nasdaq Capital Market on February 19, 2020 (a date within 60 days of the date hereof), calculated in accordance with General Instruction I.B.6 of Form S-3. We have not offered any securities pursuant to General Instruction I.B.6 of Form S-3 in the 12 calendar months preceding the date of this prospectus supplement. We filed a prospectus supplement to amend and supplement the information in our prospectus and original prospectus supplement based on the amount of securities that we are eligible to sell under General Instruction I.B.6 of Form S-3. After giving effect to the $13,000,000 offering limit imposed by General Instruction I.B.6 of Form S-3, we may offer and sell additional shares of our common stock having an aggregate offering price of up to $13,000,000 from time to time through Jefferies acting as our sales agent in accordance with the terms of the sales agreement. As of September 30, 2022, we sold a total of 6,429,486 shares of our common stock through Jefferies with an aggregate offering price of $10,073,707 and we have approximately $4.9 million offering price remaining available under the Sales Agreement.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2022, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating lease commitment	$47,560	$47,560	$-	$-	$-
Acquisition consideration	100,000	100,000	-	-	-
Litigation settlement	900,000	450,000	450,000	-	-
Balloon promissory note (principal)	4,800,000	-	-	4,800,000	-
Epicon equity investment obligation	687,184	229,061	458,123	-	-
Avactis joint venture commitment	10,702,642	-	5,702,642	5,000,000	-
Total	$17,237,386	$826,621	$6,610,765	$9,800,000	$-

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

A portion of our operations are in China. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the three months ended September 30, 2022 and 2021, we had an unrealized foreign currency translation loss of approximately $37,000 and an unrealized foreign currency translation gain of approximately $1,000, respectively, because of changes in the exchange rate. For the nine months ended September 30, 2022 and 2021, we had an unrealized foreign currency translation loss of approximately $79,000 and an unrealized foreign currency translation gain of approximately $13,000, respectively, because of changes in the exchange rate.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2022, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting were not effective as of September 30, 2022 due to the significant deficiencies which aggregate to a material weakness and was previously reported in our Form 10-K Annual Report for the year ended December 31, 2021 (“2021 10-K”), that have not yet been remediated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Shares Issued for Services

During the nine months ended September 30, 2022, the Company issued a total of 408,957 shares of its common stock for services rendered and to be rendered. These shares were valued at $340,950, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $291,270 for the nine months ended September 30, 2022 and reduced accrued liabilities of $30,000 and recorded prepaid expense of $19,680 as of September 30, 2022 which will be amortized over the rest of corresponding service periods.

Common Shares Sold for Cash

On August 5, 2022, the Company sold 448,718 shares of common stock at a purchase price of $0.78 per share to Wenzhao Lu pursuant to a subscription agreement. The Company received proceeds of $350,000.

On August 5, 2022, the Company sold 320,513 shares of common stock at a purchase price of $0.78 per share to an investor pursuant to a subscription agreement. The Company received proceeds of $250,000.

Common Shares Issued for Debt Conversion

On July 25, 2022, the Company and 2022 Convertible Note holder entered into a Conversion Agreement pursuant to which the investor converted its Convertible Notes in the principal amount of $3,718,943 and unpaid interest of $9,751 into 5,736,452 shares of common stock of the Company at a per share price of $0.65. The Company recorded a conversion inducement charge of $344,264 as a result of the Conversion Agreement, representing the value of common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2022 Convertible Note.

Common Shares Issued Pursuant to Related Party Debt Settlement Agreement and Release

On July 25, 2022, the Company and Mr. Lu entered into and closed a Debt Settlement Agreement and Release pursuant to which the Company settled $2,440,262 debt owed under the Line of Credit and unpaid interest of $448,331 by issuance of 4,443,990 shares of common stock of the Company. The total amount of the debt settled of $2,888,593 exceeded the fair market value of the shares issued by $888,353 which was treated as a capital transaction due to Mr. Lu's relationship with the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Equity Offering

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $20.0 million. On April 6, 2020, the date on which the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company’s registration statement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. From December 13, 2019 through November 11, 2022, Jefferies sold an aggregate of 6,429,486 shares of common stock at an average price of $1.57 per share to investors. The Company received net cash proceeds of $9,771,496, net of commission paid to sales agent of $302,211.

Nasdaq Notice

On February 9, 2022, the Company received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) therein indicating that, based upon the closing bid price of the Company’s common stock (the “Common Stock”) for the prior 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted 180 calendar days, or until August 8, 2022, to regain compliance.

On August 9, 2022, the Company received a second letter from the Staff advising that the Company had been granted an additional 180 calendar days, or to February 6, 2023, to regain compliance with the Minimum Bid Price Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A).

The Company will continue to monitor the closing bid price of its Common Stock and seek to regain compliance with the Minimum Bid Price Requirement within the allotted compliance period. If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Company’s Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement during the 180-day extension.

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

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.18 †	Director Agreement by and between Avalon GloboCare Corp. and Wilbert J. Tauzin II dated November 1, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.19	Agreement between Avalon GloboCare Corp. and Tauzin Consultants, LLC dated November 1, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.20 †	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated April 3, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.21 †	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 3, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.22	Advisory Service Contract between Ludaopei Hematology Research Institute Co., Ltd. and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 1, 2018 (English translation) (Incorporated by reference to that Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 19, 2018)

10.23	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the April 2018 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2018)

10.24	Supplementary Agreement Related to Share Subscription by and between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang dated April 23, 2018 (English translation) (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

10.25	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated May 3, 2018 (English translation) (incorporated by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018)

10.26 †	Director Agreement by and between Avalon GloboCare Corp. and Tevi Troy dated June 4, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.27	Joint Venture Agreement by and between Avalon (Shanghai) Healthcare Technology Co., Ltd. and Jiangsu Unicorn Biological Technology Co., Ltd. dated May 29, 2018 (English translation) (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.28 †	Director Agreement by and between Avalon GloboCare Corp. and William Stilley, III dated July 5, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2018)

10.29 †	Director Agreement by and between Avalon GloboCare Corp. and Steven A. Sanders dated July 30, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2018)

10.30	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated August 3, 2018 (English translation) (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.31	Strategic Partnership Agreement between Avalon GloboCare Corp. and Weill Cornell Medical College of Cornell University dated August 6, 2018 (incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.32	Equity Joint Venture Agreement by and between Avactis Biosciences, Inc., a wholly-owned subsidiary of Avalon GloboCare Corp., and Arbele Limited for the establishment of AVAR (China) BioTherapeutics Ltd. dated October 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

10.33	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated January 3, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.34	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated January 3, 2019 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.35	Letter Agreement by and between Avalon (Shanghai) Healthcare Technology Co. Ltd. and Meng Li dated January 3, 2019 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.36	Promissory Note issued to Daniel Lu dated Mach 18, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2019)

10.37†	Director Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.38†	Director Agreement by and between Avalon GloboCare Corp. and Yue “Charles” Li dated April 5, 2019 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.39	Form of Securities Purchase Agreement dated April 25, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

10.40	Revolving Line of Credit Agreement dated as of August 29, 2019 between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated August 29, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019)

10.41	Form of Warrant Redemption and Cancellation Agreement (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.42	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated February 20, 2020 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.43	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated February 20, 2020 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.44	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 20, 2020 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.45	Debt Settlement Agreement and Release between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2021)

10.46	Corporate Research Agreement between Avalon GloboCare Corp. and the University of Pittsburgh of the Commonwealth System of Higher Education dated July 8, 2021 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2021)

10.47	Form of Securities Purchase Agreement dated March 28, 2022 (incorporated by reference to Exhibit 10.47 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022)

10.48	Form of Convertible Note – March 2022 (incorporated by reference to Exhibit 10.48 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022)

10.49	Loan Extension and Modification Agreement between Avalon GloboCare Corp. and Wenzhao Lu dated March 28, 2022 (incorporated by reference to Exhibit 10.49 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022)

10.50	Form of Warrant – March 2022 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2022)

10.51	Amendment No. 1 to the Equity Joint Venture Agreement entered between Avalon GloboCare Corp., Avactis Biosciences Inc., Arbele Limited and Arbele Biotherapeutics Limited dated April 6, 2022 (Incorporated by reference to Exhibit 10.53 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2022)

10.52	Debt Settlement Agreement and Release between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated July 25, 2022 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2022)

10.53	Conversion Agreement between Avalon GloboCare Corp. and Fsunshine Trading PTE. Ltd. dated July 25, 2022 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2022)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 20, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.
(Registrant)

Date: November 14, 2022	By:	/s/ David K. Jin
David K. Jin
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Chief Financial Officer (Principal Financial and Accounting Officer)

