Form 10-Q
period 2023-03-31
Avalon GloboCare Corp.
filed 2023-05-22
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-38728

AVALON GLOBOCARE CORP.

(Exact name of registrant as specified in its charter)

Delaware	No. 47--1685128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Route 9 South, Suite 3100 Freehold, New Jersey	07728
(Address of principal executive offices)	(Zip Code)

 (732) 780-4400

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALBT	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 19, 2023, 10,164,307 shares of common stock, $0.0001 par value per share, were outstanding.

AVALON GLOBOCARE CORP.

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$887,031	$1,990,910
Rent receivable	133,749	134,626
Prepaid expense and other current assets	370,601	247,990

Total Current Assets	1,391,381	2,373,526

NON-CURRENT ASSETS:
Operating lease right-of-use assets, net	220,247	10,885
Property and equipment, net	140,086	138,294
Investment in real estate, net	7,317,916	7,360,087
Equity method investments	21,524,364	485,008
Advances for equity interest purchase	-	8,999,722
Other non-current assets	378,248	384,383

Total Non-current Assets	29,580,861	17,378,379

Total Assets	$30,972,242	$19,751,905

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$2,086,952	$1,673,411
Accrued research and development fees	900,473	838,001
Accrued payroll liability and directors’ compensation	236,290	223,722
Accrued litigation settlement	450,000	450,000
Accrued liabilities and other payables	279,611	283,234
Accrued liabilities and other payables - related parties	102,021	100,000
Operating lease obligation	121,124	11,437
Equity method investment payable	1,000,000	-

Total Current Liabilities	5,176,471	3,579,805

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	100,073	-
Accrued litigation settlement - noncurrent portion	450,000	450,000
Note payable, net	4,585,356	4,563,152
Loan payable - related party	750,000	-

Total Non-current Liabilities	5,885,429	5,013,152

Total Liabilities	11,061,900	8,592,957

Commitments and Contingencies (Note 13)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 9,000 shares issued and outstanding at March 31, 2023 and December 31, 2022.
Liquidation preference $9 million at March 31, 2023 and December 31, 2022	9,000,000	9,000,000
Series B Convertible Preferred Stock, 11,000 and 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.
Liquidation preference $11 million at March 31, 2023	11,000,000	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 10,216,307 shares issued and 10,164,307 shares outstanding at March 31, 2023; 10,013,576 shares issued and 9,961,576 shares outstanding at December 31, 2022	1,026	1,005
Additional paid-in capital	66,481,340	65,949,723
Less: common stock held in treasury, at cost; 52,000 shares at March 31, 2023 and December 31, 2022	(522,500)	(522,500)
Accumulated deficit	(65,846,635)	(63,062,721)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss	(209,467)	(213,137)
Total Avalon GloboCare Corp. stockholders’ equity	19,910,342	11,158,948
Non-controlling interest	-	-

Total Equity	19,910,342	11,158,948

Total Liabilities and Equity	$30,972,242	$19,751,905

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

RENTAL REVENUE	$296,165	$297,631

OPERATING EXPENSES	248,445	218,448

OPERATING INCOME	47,720	79,183

OTHER OPERATING EXPENSES:
Advertising and marketing expenses	691,753	526,806
Professional fees	1,226,239	821,308
Compensation and related benefits	451,555	523,045
Research and development expenses	92,350	116,684
Other general and administrative expenses	250,059	218,282

Total Other Operating Expenses	2,711,956	2,206,125

LOSS FROM OPERATIONS	(2,664,236)	(2,126,942)

OTHER (EXPENSE) INCOME
Interest expense	(154,205)	-
Interest expense - related party	(2,021)	(39,686)
Income (loss) from equity method investments	37,285	(12,916)
Other (expense) income	(737)	109,006

Total Other (Expense) Income, net	(119,678)	56,404

LOSS BEFORE INCOME TAXES	(2,783,914)	(2,070,538)

INCOME TAXES	-	-

NET LOSS	$(2,783,914)	$(2,070,538)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,783,914)	$(2,070,538)

COMPREHENSIVE LOSS:
NET LOSS	$(2,783,914)	$(2,070,538)
OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	3,670	2,021
COMPREHENSIVE LOSS	(2,780,244)	(2,068,517)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,780,244)	$(2,068,517)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.28)	$(0.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	10,015,637	8,850,244

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2023

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock				Accumulated Other	Non-
	Number of		Number of		Number of		Paid-in	Number of		Accumulated	Statutory	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity
Balance, January 1, 2023	9,000	$9,000,000	-	$-	10,013,576	$1,005	$65,949,723	(52,000)	$(522,500)	$(63,062,721)	$6,578	$(213,137)	$-	$11,158,948

Issuance of Series B Convertible Preferred Stock for equity method investment	-	-	11,000	11,000,000	-	-	-	-	-	-	-	-	-	11,000,000

Issuance of common stock for services	-	-	-	-	202,731	21	463,355	-	-	-	-	-	-	463,376

Stock-based compensation	-	-	-	-	-	-	68,262	-	-	-	-	-	-	68,262

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	3,670	-	3,670

Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	-	-	(2,783,914)	-	-	-	(2,783,914)

Balance, March 31, 2023	9,000	$9,000,000	11,000	$11,000,000	10,216,307	$1,026	$66,481,340	(52,000)	$(522,500)	$(65,846,635)	$6,578	$(209,467)	$-	$19,910,342

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,783,914)	$(2,070,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61,056	84,984
Change in straight-line rent receivable	13,196	4,463
Amortization of operating lease right-of-use asset	34,888	34,247
Stock-based compensation and service expense	327,190	605,626
(Income) loss from equity method investments	(37,285)	12,916
Amortization of debt issuance costs	22,205	-
Changes in operating assets and liabilities:
Rent receivable	4,309	(19,565)
Security deposit	409	(441)
Deferred leasing costs	8,350	7,856
Prepaid expense and other assets	(87,328)	30,219
Accrued liabilities and other payables	634,558	793,585
Accrued liabilities and other payables - related parties	2,021	39,687
Operating lease obligation	(34,465)	(34,247)

NET CASH USED IN OPERATING ACTIVITIES	(1,834,810)	(511,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,185)	(1,749)

NET CASH USED IN INVESTING ACTIVITIES	(20,185)	(1,749)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - related party	750,000	100,000
Proceeds from equity offering	-	135,567
Disbursements for equity offering costs	-	(4,067)

NET CASH PROVIDED BY FINANCING ACTIVITIES	750,000	231,500

EFFECT OF EXCHANGE RATE ON CASH	1,116	209

NET DECREASE IN CASH	(1,103,879)	(281,248)

CASH - beginning of period	1,990,910	807,538

CASH - end of period	$887,031	$526,290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$132,000	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$54,576	$-
Common stock issued for accrued liabilities	$164,871	$-
Deferred financing costs in accrued liabilities	$-	$20,000
Reclassification of advances for equity interest purchase to equity method investment	$9,000,000	$-
Series B Convertible Preferred Stock issued related to equity method investment	$11,000,000	$-
Accrued purchase price related to equity method investment	$1,000,000	$-

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

For accounting purposes, AHS was the surviving entity. The transaction was accounted for as a recapitalization of AHS pursuant to which AHS was treated as the accounting acquirer, surviving and continuing entity although the Company is the legal acquirer. The Company did not recognize goodwill or any intangible assets in connection with this transaction. Accordingly, the Company’s historical financial statements are those of AHS and its wholly-owned subsidiary, Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”) immediately following the consummation of this reverse merger transaction. AHS owns 100% of the capital stock of Avalon Shanghai, which is a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China (“PRC”). Avalon Shanghai was incorporated on April 29, 2016, had limited assets and was engaged in medical related consulting services for customers. Due to the winding down of the medical related consulting services in 2022, the Company decided to cease all operations of Avalon Shanghai and no longer has any material revenues or expenses in Avalon Shanghai. As a result, Avalon Shanghai is no longer an operating entity.

The Company is a clinical-stage biotechnology company dedicated to developing and delivering innovative, transformative cellular therapeutics, precision diagnostics, and clinical laboratory services. Through its subsidiary structure with unique integration of verticals from innovative research and development to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK).

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of March 31, 2023, the occupancy rate of the building is 82.7%.

On July 18, 2018, the Company formed a wholly owned subsidiary, Avactis Biosciences Inc. (“Avactis”), a Nevada corporation, which will focus on accelerating commercial activities related to cellular therapies as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others. The subsidiary is designed to integrate and optimize our global scientific and clinical resources to further advance the use of cellular therapies to treat certain cancers. Commencing on April 6, 2022, the Company owns 60% of Avactis and Arbele Biotherapeutics Limited (“Arbele Biotherapeutics”) owns 40% of Avactis. Avactis owns 100% of the capital stock of Avactis Nanjing Biosciences Ltd., a company incorporated in the People’s Republic of China on May 8, 2020 (“Avactis Nanjing”), which only owns a patent and is not considered an operating entity.

On October 14, 2022, the Company formed a wholly owned subsidiary, Avalon Laboratory Services, Inc. (“Avalon Lab”), a Delaware company. On February 9, 2023, Avalon Lab purchased forty percent (40%) of all the issued and outstanding equity interests of Laboratory Services MSO, LLC, a private limited company formed under the laws of the State of Delaware on September 6, 2019 (“Lab Services MSO”) and its subsidiaries. Lab Services MSO, through its two subsidiaries, Laboratory Services, LLC (“Lab Services LLC”) and Laboratory Services DME, LLC (“Lab Services DME”), is engaged in providing laboratory testing services.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

The accompanying condensed consolidated financial statements reflect the activities of ALBT and each of the following entities:

Name of Subsidiary	Place and date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by ALBT	Developing Avalon Cell and Avalon Rehab in United States of America (“USA”)

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by ALBT	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Ceased operations and is not considered an operating entity

Genexosome Technologies Inc. (“Genexosome”)	Nevada July 31, 2017	60% held by ALBT	No current activities to report

Avactis Biosciences Inc. (“Avactis”)	Nevada July 18, 2018	60% held by ALBT	Integrate and optimize global scientific and clinical resources to further advance cellular therapies, including regenerative medicine with stem/progenitor cells as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others to treat certain cancers

Avactis Nanjing Biosciences Ltd. (“Avactis Nanjing”)	PRC May 8, 2020	100% held by Avactis	Owns a patent and is not considered an operating entity

International Exosome Association LLC (“Exosome”)	Delaware June 13, 2019	100% held by ALBT	Promotes standardization related to exosome industry

Avalon Laboratory Services, Inc. (“Avalon Lab”)	Delaware October 14, 2022	100% held by ALBT	Purchases a membership interest

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 30, 2023.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN CONDITION (continued)

Going Concern

The Company is a clinical-stage biotechnology company dedicated to developing and delivering innovative, transformative cellular therapeutics, precision diagnostics, and clinical laboratory services. Through its subsidiary structure with unique integration of verticals from innovative research and development to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK).

In addition, the Company owns commercial real estate that houses its headquarters in Freehold, New Jersey. The Company also has income from equity method investment through its forty percent (40%) interest in Lab Services MSO. These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of approximately $3,785,000 at March 31, 2023 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $2,784,000 and $1,835,000 for the three months ended March 31, 2023, respectively.

The Company has a limited operating history and its continued growth is dependent upon the continuation of generating rental revenue from its income-producing real estate property in New Jersey and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the Company’s 2022 Annual Report on Form 10-K filed with the SEC that have had a material impact on the Company’s financial condition, and operating results.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the condensed consolidated financial statements and accompanying notes. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Significant estimates during the three months ended March 31, 2023 and 2022 include the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, and the fair value of the consideration given in the purchase of 40% of Lab Services MSO.

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

Cash and Cash Equivalents

At March 31, 2023 and December 31, 2022, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2023		December 31, 2022
United States	$787,978	88.8%	$1,806,083	90.7%
China	99,053	11.2%	184,827	9.3%
Total cash	$887,031	100.0%	$1,990,910	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at March 31, 2023 and December 31, 2022.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk and Uncertainties

A portion of the Company’s cash is maintained with state-owned banks within the PRC. Balances at state-owned banks within the PRC are covered by insurance up to RMB 500,000 (approximately $73,000) per bank. Any balance over RMB 500,000 per bank in PRC will not be covered. At March 31, 2023, cash balances held in the PRC are RMB 680,408 (approximately $99,000), of which, RMB 149,955 (approximately $22,000) was not covered by such limited insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company maintains a portion of its cash on deposits with bank and financial institution within the U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At March 31, 2023, the Company’s cash balances in United States bank accounts had approximately $154,000 in excess of the federally-insured limits.

The Company’s concentrations of credit risk with respect to its rent receivable is limited due to short-term payment terms. The Company also performs ongoing credit evaluations of its tenants to help further reduce credit risk.

Investment in Unconsolidated Companies

The Company uses the equity method of accounting for its investments in, and earning or loss of, companies that it does not control but over which it does exert significant influence. The Company considers whether the fair values of its equity method investments have declined below their carrying values whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See Note 5 for discussion of equity method investments.

Real Property Rental Revenue

The Company has determined that the ASC 606 does not apply to rental contracts, which are within the scope of other revenue recognition accounting standards.

Rental income from operating leases is recognized on a straight-line basis under the guidance of ASC 842. Lease payments under tenant leases are recognized on a straight-line basis over the term of the related leases. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payments are included in account receivable on the consolidated balance sheets.

The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers.

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters. Liabilities for such contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per Share Data (continued)

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended March 31, 2023 and 2022, potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible preferred stock (using the if-converted method) and exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	767,303	818,500
Warrants to purchase common stock	123,964	-
Series A convertible preferred stock (*)	900,000	-
Series B convertible preferred stock (**)	2,910,053	-
Potentially dilutive securities	4,701,320	818,500

(*)	Assumed the Series A convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $10.0 per share.

(**)	Assumed the Series B convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $3.78 per share.

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

During the three months ended March 31, 2022, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment. These reportable segments offer different services and products, have different types of revenue, and are managed separately as each requires different operating strategies and management expertise. Due to the winding down of the medical related consulting services segment in 2022, the Company decided to cease all operations of this segment and no longer has any material revenues or expenses in this segment. As a result, commencing from the first quarter of 2023, the Company’s chief operating decision maker no longer reviews medical related consulting services operating results.

During the three months ended March 31, 2023, the Company operated in one reportable business segment: the real property operating segment.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reverse Stock Split

The Company effected a one-for-ten reverse stock split of its outstanding shares of common stock on January 5, 2023. The reverse split did not change the number of authorized shares of common stock or par value. All references in these condensed consolidated financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the reverse stock split.

Recent Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”). The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual period beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. The adoption of this new guidance did not have any material impact on the Company’s condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the accounting related to contract assets and liabilities acquired in business combinations. ASU 2021-08 requires that entities recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to businesses combinations occurring on or after the effective date of the amendment. Early adoption is permitted, including adoption in an interim period. The adoption of this new guidance did not have any material impact on the Company’s condensed consolidated financial statements.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

At March 31, 2023 and December 31, 2022, prepaid expense and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid professional fees	$156,802	$93,817
Prepaid directors and officers liability insurance premium	37,838	29,301
Prepaid NASDAQ listing fee	67,313	-
Deferred financing costs	34,821	34,821
Deferred leasing costs	33,402	33,402
Security deposit	-	19,084
Others	40,425	37,565
Total	$370,601	$247,990

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENTS

Investment in Epicon Biotech Co., Ltd.

As of March 31, 2023 and December 31, 2022, the equity method investment in Epicon Biotech Co., Ltd. (“Epicon”) amounted to $477,625 and $485,008, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon. Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and the other unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), accounted for 40% and 60% of the total ownership, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements.

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

For the three months ended March 31, 2023 and 2022, the Company’s share of Epicon’s net loss was $9,454 and $12,916, respectively, which was included in loss from equity method investment in the accompanying condensed consolidated statements of operations and comprehensive loss.

In the three months ended March 31, 2023, activity recorded for the Company’s equity method investment in Epicon is summarized in the following table:

Equity investment carrying amount at January 1, 2023	$485,008
Epicon’s net loss attributable to the Company	(9,454)
Foreign currency fluctuation	2,071
Equity investment carrying amount at March 31, 2023	$477,625

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	March 31, 2023	December 31, 2022
Current assets	$785	$1,051
Noncurrent assets	130,617	143,984
Current liabilities	53,206	43,723
Equity	78,196	101,312

	For the Three Months Ended March 31,
	2023	2022
Net revenue	$-	$-
Gross profit	-	-
Loss from operation	23,636	32,323
Net loss	23,635	32,291

Investment in Laboratory Services MSO, LLC

On February 9, 2023 (the “Closing Date”), the Company entered into and closed an Amended and Restated Membership Interest Purchase Agreement (the “Amended MIPA”), by and among Avalon Laboratory Services, Inc., a wholly-owned subsidiary of the Company (the “Buyer”), SCBC Holdings LLC (the “Seller”), the Zoe Family Trust, Bryan Cox and Sarah Cox as individuals (each an “Owner” and collectively, the “Owners”), and Laboratory Services MSO, LLC.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENTS (continued)

Investment in Laboratory Services MSO, LLC (continued)

Pursuant to the terms and conditions set forth in the Amended MIPA, Buyer acquired from the Seller, forty percent (40%) of all the issued and outstanding equity interests of Lab Services MSO (the “Purchased Interests”). The consideration paid by Buyer to Seller for the Purchased Interests consisted of $21,000,000, which comprised of (i) $9,000,000 in cash, (ii) $11,000,000 pursuant to the issuance of 11,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), stated value $1,000 (the “Series B Stated Value”), and (iii) a $1,000,000 cash payment on February 9, 2024. The Series B Preferred Stock will be convertible into shares of Avalon’s common stock at a conversion price per share equal to $3.78 or an aggregate of 2,910,053 shares of the Company’s common stock and are subject to the Lock Up Period and the restrictions on sale (See Note 8 – Series B Convertible Preferred Stock Issued for Equity Method Investment). The Seller is also eligible, under the terms set forth in the Amended MIPA, to receive certain earnout payments upon achievement of certain operating results, which may be comprised of up to $10,000,000 of which (x) up to $5,000,000 will be paid in cash and (y) up to $5,000,000 will be paid pursuant to the issuance of the number of shares of the Company’s common stock valued at $5,000,000, calculated using the closing price of Avalon’s common stock on December 31, 2023, rounded down to the nearest whole share (collectively, the “Earnout Payments”). At February 9, 2023, the estimated earnout liability amounted to $0 since the minimum thresholds as defined in the agreement are currently unlikely to be met. The estimated earnout is a level 3 valuation which will be measured at the end of reporting period.

Lab Services MSO, through its two subsidiaries, Lab Services LLC and Lab Services DME, is engaged in providing laboratory testing services. Avalon Lab and the other unrelated company, accounted for 40% and 60% of the total ownership, respectively. As of March 31, 2023, the equity method investment in Lab Services MSO amounted to $21,046,739.

In accordance with ASC 810, the Company determined that Lab Services MSO does not qualify as a Variable Interest Entity, nor does it have a controlling financial interest over the legal entity. However, it determined it does have significant influence as a result of its board representation. Therefore, the Company treats the equity investment in the condensed consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the purchased-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post purchase change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment.

For the period from February 9, 2023 (date on investment) through March 31, 2023, the Company’s share of Lab Services MSO’s net income was $46,739, which was included in income (loss) from equity method investments in the accompanying condensed consolidated statements of operations and comprehensive loss.

In the three months ended March 31, 2023, activity recorded for the Company’s equity method investment in Lab Services MSO is summarized in the following table:

Equity investment carrying amount at January 1, 2023	$-
Payment for equity method investment	21,000,000
Lab Services MSO’s net income attributable to the Company	46,739
Equity investment carrying amount at March 31, 2023	$21,046,739

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

March 31, 2023
Current assets	$3,759,918
Noncurrent assets	2,325,044
Current liabilities	1,258,470
Noncurrent liabilities	1,961,178
Equity	2,865,314

For the Period from February 9, 2023 (Date of Investment) through March 31, 2023
Net revenue	$2,174,524
Gross profit	776,778
Income from operation	116,846
Net income	116,846

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENTS (continued)

On February 9, 2023, the Company entered into an Amended and Restated Membership Interest Purchase Agreement (the “Amended MIPA”), by and among Avalon Laboratory Services, Inc., a wholly-owned subsidiary of the Company, SCBC Holdings LLC, the Zoe Family Trust, Bryan Cox and Sarah Cox as individuals, and Laboratory Services MSO.

Investment in Laboratory Services MSO, LLC (continued)

According to the Amended MIPA, at any time during the period beginning on February 9, 2023 and ending on the date nine (9) months after February 9, 2023, Avalon Laboratory Services, Inc., or its designated affiliates under the Amended MIPA, may purchase from SCBC Holdings LLC twenty percent (20%) of the total issued and outstanding equity interests of Laboratory Services MSO for the purchase price of (i) $6,000,000 in cash and (ii) the issuance of an additional 4,000 shares of Series B Preferred Stock valued at $4,000,000, in accordance with the terms and conditions set forth in the Amended MIPA.

NOTE 6 – NOTE PAYABLE, NET

On September 1, 2022, the Company issued a balloon promissory note in the form of a mortgage on our headquarters to a third party company in the principal amount of $4,800,000 which carries interest of 11.0% per annum (the “2022 Note Payable”). Interest is due in monthly payments of $44,000 beginning November 1, 2022 and payable monthly thereafter until September 1, 2025 when the principal outstanding and all remaining interest is due. The 2022 Note Payable can be extended for an additional 36 months provided that the Company has not defaulted. The Company may not prepay the 2022 Note Payable for a period of 12 months. The 2022 Note Payable is secured by a first mortgage on the Company’s real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728.

As of March 31, 2023 and December 31, 2022, the carrying balance of the 2022 Note Payable was $4,585,356 and $4,563,152 and the remaining unamortized debt issuance costs balance was $214,644 and $236,848, respectively.

For the three months ended March 31, 2023, amortization of debt issuance costs and interest expense related to the 2022 Note Payable amounted to $22,205 and $132,000, respectively, which have been included in interest expense on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

For the three months ended March 31, 2023 and 2022, the related party rental revenue amounted to $12,600 and has been included in real property rental on the accompanying condensed consolidated statements of operations and comprehensive loss.

The related party rent receivable totaled $61,700 and $74,100, respectively, which has been included in rent receivable on the accompanying condensed consolidated balance sheets, and no allowance for doubtful accounts was deemed to be required on the receivable at March 31, 2023 and December 31, 2022.

Services Provided by Related Parties

From time to time, Wilbert Tauzin, a director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $26,457 and $51,138 for the three months ended March 31, 2023 and 2022, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Beijing Genexosome for a cash payment of $450,000. As of March 31, 2023 and December 31, 2022, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

As of March 31, 2023 and December 31, 2022, $2,021 and $0 of accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, respectively, have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

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

In the three months ended March 31, 2023, activity recorded for the Line of Credit is summarized in the following table:

Outstanding principal under the Line of Credit at January 1, 2023	$-
Draw down from Line of Credit	750,000
Outstanding principal under the Line of Credit at March 31, 2023	$750,000

For the three months ended March 31, 2023 and 2022, the interest expense related to related party borrowings amounted to $2,021 and $39,686, respectively, and has been reflected as interest expense – related party on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2023 and December 31, 2022, the related accrued and unpaid interest for Line of Credit was $2,021 and $0, respectively, and has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

NOTE 8 – EQUITY

Series A Convertible Preferred Stock

The Company designated up to 15,000 shares of its previously undesignated preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock has a par value of $0.0001 per share and a stated value equal to $1,000.

As of March 31, 2023, 9,000 shares of Series A Preferred Stock were issued and outstanding. The Series A Preferred Stock is convertible into shares of the Company’s common stock at a conversion price per share equal to the greater of (i) ten dollars ($10.00), and (ii) ninety percent (90%) of the closing price of the Company’s common stock on the Nasdaq Stock Market (“Nasdaq”) on the day prior to receipt of the conversion notice from the Series A Preferred stock-holder, subject to adjustment for stock splits and similar matters. Conversion of the Series A Preferred Stock is subject to restriction pursuant to the Nasdaq Stock Market Listing Rules.

Series B Convertible Preferred Stock Issued for Equity Method Investment

The Company designated up to 15,000 shares of its previously undesignated preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a par value of $0.0001 per share and a stated value equal to $1,000.

On February 9, 2023, the Company issued 11,000 shares of its Series B Convertible Preferred Stock as a part of consideration for the purchase of 40% of equity interest of Lab Services MSO. The Series B Preferred Stock will be convertible into shares of the Company’s common stock at a conversion price per share equal to $3.78 or an aggregate of 2,910,053 shares of the Company’s common stock and are subject to the Lock Up Period and the restrictions (See Note – 5 - Investment in Laboratory Services MSO, LLC).

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – EQUITY (continued)

Common Shares Issued for Services

During the three months ended March 31, 2023, the Company issued a total of 202,731 shares of its common stock for services rendered and to be rendered. These shares were valued at $463,375, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $243,928 for the three months ended March 31, 2023 and reduced accrued liabilities of $164,871 and recorded prepaid expense of $54,576 as of March 31, 2023 which will be amortized over the rest of corresponding service periods.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at March 31, 2023:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2023	Weighted Average Exercise Price
$3.25 – 8.20	307,803	3.79	$5.26	269,137	$5.34
10.20 – 20.00	432,500	2.59	16.50	432,500	16.50
23.00 – 28.00	27,000	0.61	26.91	27,000	26.91
$3.25 – 28.00	767,303	3.00	$12.36	728,637	$12.76

Stock option activities for the three months ended March 31, 2023 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2023	800,500	$13.03
Granted	37,803	4.85
Expired	(71,000)	(15.97)
Outstanding at March 31, 2023	767,303	$12.36
Options exercisable at March 31, 2023	728,637	$12.76
Options expected to vest	38,666	$4.69

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at March 31, 2023 was $0.

The fair values of options granted during the three months ended March 31, 2023 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 143.99% - 145.73%, risk-free rate of 3.58% - 3.94%, annual dividend yield of 0%, and expected life of 5.00 years. The aggregate fair value of the options granted during the three months ended March 31, 2023 was $176,786.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – EQUITY (continued)

Options (continued)

For the three months ended March 31, 2023 and 2022, stock-based compensation expense associated with stock options granted amounted to $68,262 and $152,323, of which, $51,336 and $104,913 was recorded as compensation and related benefits, $11,457 and $36,138 was recorded as professional fees, and $5,469 and $11,272 was recorded as research and development expenses, respectively.

A summary of the status of the Company’s nonvested stock options granted as of March 31, 2023 and changes during the three months ended March 31, 2023 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2023	20,000	$4.29
Granted	37,803	4.85
Vested	(19,137)	(4.58)
Nonvested at March 31, 2023	38,666	$4.69

Warrants

There was no stock warrant activity during the three months ended March 31, 2023.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at March 31, 2023:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding at March 31, 2023	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at March 31, 2023	Exercise Price
$12.5	123,964	4.06	123,964	$12.5

The aggregate intrinsic value of both stock warrants outstanding and stock warrants exercisable at March 31, 2023 was $0.

NOTE 9 - STATUTORY RESERVE AND RESTRICTED NET ASSETS

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

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the three months ended March 31, 2023 and 2022 as it incurred net loss in the periods. As of March 31, 2023 and December 31, 2022, the restricted amount as determined pursuant to PRC statutory laws totaled $6,578.

Relevant PRC laws and regulations restrict the Company’s PRC subsidiary, Avalon Shanghai, from transferring a portion of its net assets, equivalent to their statutory reserves and their share capital, to the Company’s shareholders in the form of loans, advances or cash dividends. Only PRC entity’s accumulated profit may be distributed as dividend to the Company’s shareholders without the consent of a third party. As of both March 31, 2023 and December 31, 2022, total restricted net assets amounted to $1,006,578.

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

NOTE 11 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
Customer	2023	2022
A	31%	28%
B	20%	18%
C	13%	12%

*	Less than 10%

Two customers, of which, one is a related party and the other is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at March 31, 2023, accounted for 79.6% of the Company’s total outstanding rent receivable at March 31, 2023.

Two customers, of which, one is a related party and the other is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at December 31, 2022, accounted for 81.4% of the Company’s total outstanding rent receivable at December 31, 2022.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three months ended March 31, 2023 and 2022.

NOTE 12 – SEGMENT INFORMATION

For the three months ended March 31, 2022, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations.

Due to the winding down of the medical related consulting services segment in 2022, the Company decided to cease all operations of this segment and no longer has any material revenues or expenses in this segment. As a result, commencing from the first quarter of 2023, the Company’s chief operating decision maker no longer reviews medical related consulting services operating results.

For the three months ended March 31, 2023, the Company operated in one reportable business segments: the real property operating segment.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31, 2023
	Real property rental	Corporate/Other	Total
Real property rental revenue	$296,165	$-	$296,165
Real property operating expenses	(248,445)	-	(248,445)
Real property operating income	47,720	-	47,720
Other operating expenses	(113,711)	(2,598,245)	(2,711,956)
Other (expense) income:
Interest expense	-	(156,226)	(156,226)
Other income	4	36,544	36,548
Net loss	$(65,987)	$(2,717,927)	$(2,783,914)

	Three Months Ended March 31, 2022
	Real property rental	Medical related consulting services	Corporate/Other	Total
Real property rental revenue	$297,631	$-	$-	$297,631
Real property operating expenses	(218,448)	-	-	(218,448)
Real property operating income	79,183	-	-	79,183
Other operating expenses	(107,053)	(87,115)	(2,011,957)	(2,206,125)
Other (expense) income:
Interest expense	-	-	(39,686)	(39,686)
Other income	4	96,086	-	96,090
Net (loss) income	$(27,866)	$8,971	$(2,051,643)	$(2,070,538)

Identifiable long-lived tangible assets at March 31, 2023 and December 31, 2022	March 31, 2023	December 31, 2022
Real property operations	$7,344,620	$7,367,360
Medical related consulting services	-	408
Corporate/Other	113,382	130,613
Total	$7,458,002	$7,498,381

Identifiable long-lived tangible assets at March 31, 2023 and December 31, 2022	March 31, 2023	December 31, 2022
United States	$7,365,540	$7,393,307
China	92,462	105,074
Total	$7,458,002	$7,498,381

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Leases Commitment

The Company is a party to leases for office space. These lease agreements will expire through February 2025. Rent expense under all operating leases amounted to approximately $33,000 and $36,000 for the three months ended March 31, 2023 and 2022, respectively. Supplemental cash flow information related to leases for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$33,209	$35,759
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$244,577	$-

The following table summarizes the lease term and discount rate for the Company’s operating lease as of March 31, 2023:

Operating Lease
Weighted average remaining lease term (in years)	1.84
Weighted average discount rate	11.0%

The following table summarizes the maturity of lease liabilities under operating lease as of March 31, 2023:

For the Twelve-month Period Ending March 31:	Operating Lease
2024	$138,597
2025	104,497
2026 and thereafter	-
Total lease payments	243,094
Amount of lease payments representing interest	(21,897)
Total present value of operating lease liabilities	$221,197

Current portion	$121,124
Long-term portion	100,073
Total	$221,197

Equity Investment Commitment

On May 29, 2018, Avalon Shanghai entered into a Joint Venture Agreement with Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), pursuant to which a company named Epicon Biotech Co., Ltd. (“Epicon”) was formed on August 14, 2018. Epicon is owned 60% by Unicorn and 40% by Avalon Shanghai. Within five years of execution of the Joint Venture Agreement, Unicorn shall invest cash into Epicon in an amount not less than RMB 8,000,000 (approximately $1.2 million) and the premises of the laboratories of Nanjing Hospital of Chinese Medicine for exclusive use by Epicon, and Avalon Shanghai shall invest cash into Epicon in an amount not less than RMB 10,000,000 (approximately $1.5 million). Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. As of March 31, 2023, Avalon Shanghai has contributed RMB 5,110,000 (approximately $0.7 million) that was included in equity method investment on the accompanying condensed consolidated balance sheets. The Company intends to use its present working capital together with borrowings from related party and equity raises to fund the project cost.

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

In addition, the Company is responsible for contributing registered capital of RMB 5,000,000 (approximately $0.7 million) for working capital purposes as required by local regulation, which is not required to be contributed immediately and will be contributed subject to the Company’s discretion. As of the date hereof, this company has been limited to a patent holding company and there no activity or planned contributions in 2023.

Line of Credit Agreement

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), a significant shareholder and director of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the Line of Credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of March 31, 2023, $750,000 was outstanding under the Line of Credit.

Amended and Restated Membership Interest Purchase Agreement

On February 9, 2023, the Company entered into an Amended and Restated Membership Interest Purchase Agreement (the “Amended MIPA”), by and among Avalon Laboratory Services, Inc., a wholly-owned subsidiary of the Company, SCBC Holdings LLC, the Zoe Family Trust, Bryan Cox and Sarah Cox as individuals, and Laboratory Services MSO.

According to the Amended MIPA, at any time during the period beginning on February 9, 2023 and ending on the date nine (9) months after February 9, 2023, Avalon Laboratory Services, Inc., or its designated affiliates under the Amended MIPA, may purchase from SCBC Holdings LLC twenty percent (20%) of the total issued and outstanding equity interests of Laboratory Services MSO for the purchase price of (i) $6,000,000 in cash and (ii) the issuance of an additional 4,000 shares of Series B Preferred Stock valued at $4,000,000, in accordance with the terms and conditions set forth in the Amended MIPA (See Note – 5 - Investment in Laboratory Services MSO, LLC).

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Line of Credit

As disclosed above, the Company entered into the Line of Credit Agreement with Mr. Lu, as the Lender and a significant shareholder and director of the Company, providing the Company with the Line of Credit from the Lender. Under the Line of Credit, the Company received a loan from the Lender of $100,000 in April 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. Accordingly, factors that may affect our results include, but are not limited to:

●	Avalon our dependence on product candidates that are still in an early development stage;

●	our ability to successfully complete research and further development, including preclinical and clinical studies;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our ability to negotiate strategic partnerships, where appropriate, for our product candidates;

●	our ability to manage multiple clinical trials for a variety of product candidates at different stages of development;

●	the cost, timing, scope and results of ongoing preclinical and clinical testing;

●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;

●	the cost, timing and uncertainty of obtaining regulatory approvals for our product candidates;

●	the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;

●	the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;

●	our ability to commercialize our product candidates and the growth of the markets for those product candidates;

●	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;

●	our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new product candidates and expand our focus to broader markets for our existing targeted therapeutics;

●	our ability to raise sufficient capital to fund our preclinical and clinical studies and to meet our long-term liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, discontinue or delay our commercial manufacturing efforts, discontinue or delay our efforts to expand into additional indications for our product candidates, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;

●	our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention;

●	our ability to develop and commercialize products without infringing the intellectual property rights of third parties;

●	heightened competition from commercial clinical testing companies, IDNs, physicians and others;

●	increased pricing pressure from customers, including payers and patients, and changing relationships with customers, payers, suppliers or strategic partners;

●	impact of changes in payment mix, including increased patient financial responsibility and any shift from fee-for-service to discounted, capitated or bundled fee arrangements;

●	adverse actions by government, including healthcare reform that focuses on reducing healthcare costs but does not recognize the value and importance to healthcare of clinical testing or innovative solutions, unilateral reduction of fee schedules payable to us, unilateral recoupment of amounts allegedly owed and competitive bidding;

●	the impact of increased prior authorization programs;

●	adverse results from pending or future government investigations, lawsuits or private actions. These include, in particular, monetary damages, loss or suspension of licenses or criminal penalties;

●	the impact of the COVID-19 pandemic on our business or on the economy generally, and

●	a decline in economic conditions, including the impact of an inflationary environment.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith, and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2023 and 2022 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this report.

Overview

The Company is a clinical-stage biotechnology company dedicated to developing and delivering innovative, transformative cellular therapeutics, precision diagnostics, and clinical laboratory services. Through its subsidiary structure with unique integration of verticals from innovative research and development to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK). It has also embarked on a laboratory rollup strategy, for which its first acquisition to acquire 40% membership interest in Lab Services MSO closed in February 2023.

Avalon achieves and fosters seamless integration of unique verticals to bridge and accelerate innovative research, bio-process development, clinical programs and product commercialization. Avalon’s upstream innovative research includes:

●	Novel therapeutic and diagnostic targets development utilizing QTY-code protein design technology with Massachusetts Institute of Technology (MIT) including using the QTY code protein design technology for development of a hemofiltration device to treat Cytokine Storm;

●	Co-development of next generation, mRNA-based immune effector cell therapeutic modalities with Arbele Limited which at this time is focused on advancing intellectual property in this area through joint patent development.

Avalon’s midstream bio-processing and bio-production facility is co-developed at the University of Pittsburgh Medical Center (UPMC) with state-of-the-art infrastructure and standardization accredited with cGMP, FACT, aaBB, CLIA and CAP, as well as stringent QC/QA facility for standardized bio-manufacturing of clinical-grade cellular products involved in our clinical programs in immune effector cell therapy.

Avalon’s downstream medical team and facility consists of top-rated affiliated hospital network and experts specialized in hematology, oncology, cellular immunotherapy, hematopoietic stem/progenitor cell transplant. Our major clinical programs include:

●	AVA-001: Avalon has initiated its first-in-human clinical trial of CD19 CAR-T candidate, AVA-001 in August 2019 at the Hebei Yanda Lu Daopei Hospital and Beijing Lu Daopei Hospital in China (the world’s single largest CAR-T treatment network with over 1,200 patients being treated with CAR-T) for the indication of relapsed/refractory B-cell acute lymphoblastic leukemia and non-Hodgkin Lymphoma). The AVA-001 candidate (co-developed with China Immunotech Co. Ltd) is characterized by the utilization of 4-1BB (CD137) co-stimulatory signaling pathway, conferring a strong anti-cancer activity during pre-clinical study. It also features a shorter bio-manufacturing time which leads to the advantage of prompt treatment to patients where timing is important related hematologic malignancies. Avalon has successfully completed the first-in-human clinical trial of its AVA-001 anti-CD19 CAR-T cell therapy as a bridge to allogeneic bone marrow transplantation for patients with relapsed/refractory B-cell acute lymphoblastic leukemia at the Lu Daopei Hospital (registered clinical trial number NCT03952923) with excellent efficacy (90% complete remission rate) and minimal adverse side effects. Avalon is currently considering the next steps for this CAR-T candidate.

●	AVA-011 and FLASH-CAR™: The Company advanced its next generation immune cell therapy using RNA-based, non-viral FLASH-CAR™ technology co-developed with the Company’s strategic partner Arbele Limited. The multiplex FLASH-CAR™ platform can be used to create personalized (“autologous”) cell therapy from a patient’s own cells, as well as “off-the-shelf” cell therapy from a universal donor. Our leading candidate, AVA-011, is a dual-target (anti-CD19/CD22) CAR-T which has completed pre-clinical research stage, and currently at IND-enabling process development stage at UPMC (Dr. Yen-Michael Hsu as Principal Investigator) to generate clinical-grade cell-therapy products for subsequent clinical studies.

●	AVA-Trap™: Avalon’s AVA-Trap™ therapeutic program plans to enter animal model testing followed by expedited clinical studies with the goal of providing an effective therapeutic option to combat COVID-19 and other life-threatening conditions involving cytokine storms. The Company initiated a sponsored research and co-development project with Massachusetts Institute of Technology (MIT) led by Professor Shuguang Zhang as Principal Investigator in May 2019. Using the unique QTY code protein design platform, six water-soluble variant cytokine receptors have been successfully designed and tested to show binding affinity to the respective cytokines. We currently are focused on bringing forward the intellectual property associated with this program while we determine next steps, if any, on a clinical program.

Avalon has embarked on a laboratory rollup strategy focused on forming joint ventures and acquiring laboratories that are accretive to our clinical strategy. We have identified several laboratories to further this effort. On February 9, 2023, Avalon Lab purchased forty percent (40%) of all the issued and outstanding equity interests of Laboratory Services MSO, LLC, a private limited company formed under the laws of the State of Delaware on September 6, 2019 and its subsidiaries. Lab Services MSO, through its two subsidiaries, Laboratory Services, LLC and Laboratory Services DME, LLC, is engaged in providing laboratory testing services.

Lab Services MSO is focused on delivering high quality services related to toxicology and wellness testing and provides a broad portfolio of diagnostic tests including drug testing, toxicology, and a broad array of test services, from general bloodwork to anatomic pathology, and urine toxicology. Specific capabilities include STAT blood testing, qualitative drug screening, genetic testing, urinary testing, sexually transmitted disease testing and more. The panels that Lab Services MSO tests for are thyroid panel, comprehensive metabolic panel, kidney profile, liver function tests, and other individual tests. Through Lab Services MSO, we use fast, accurate, and efficient equipment to provide practitioners with the tools to quickly determine if a patient is following their designated treatment plan. In most instances, we are able to provide a practitioner with qualitative drug class results the same day the sample is received. We provide an extensive chemistry test menu that gives physicians the information to better treat their patients and maintain their overall wellness and have developed a premier reputation for customer service and fast turnaround times in the industry.

Going Concern

The Company is a clinical-stage biotechnology company dedicated to developing and delivering innovative, transformative cellular therapeutics, precision diagnostics, and clinical laboratory services. Through its subsidiary structure with unique integration of verticals from innovative research and development to automated bioproduction and accelerated clinical development, the Company is establishing a leading role in the fields of cellular immunotherapy (including CAR-T/NK).

In addition, the Company owns commercial real estate that houses its headquarters in Freehold, New Jersey. The Company also has income from equity method investment through its forty percent (40%) interest in Lab Services MSO. These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had working capital deficit of approximately $3,785,000 at March 31, 2023 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $2,784,000 and $1,835,000 for the three months ended March 31, 2023, respectively.

The Company has a limited operating history and its continued growth is dependent upon the continuation of generating rental revenue from its income-producing real estate property in New Jersey and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the consolidated financial statements and accompanying notes. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Significant estimates during the three months ended March 31, 2023 and 2022 include the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, and the fair value of assets acquired and liabilities assumed in the purchase of 40% of Lab Services MSO.

Real Property Rental

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

Real Property Rental Revenue

For the three months ended March 31, 2023, we had real property rental revenue of $296,165, as compared to $297,631 for the three months ended March 31, 2022, a decrease of $1,466, or 0.5%. We expect that our revenue from real property rent will remain in its current level with minimal increase in the near future.

Real Property Operating Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended March 31, 2023, our real property operating expenses amounted to $248,445, as compared to $218,448 for the three months ended March 31, 2022, an increase of $29,997, or 13.7%. The increase was mainly due to an increase in property management fees of approximately $9,000, an increase in repairs and maintenance fee of approximately $16,000, an increase in utilities of approximately $5,000.

Real Property Operating Income

Our real property operating income for the three months ended March 31, 2023 was $47,720, representing a decrease of $31,463 or 39.7%, as compared to $79,183 for the three months ended March 31, 2022. The decrease was primarily attributable to the increase in real property operating expenses as described above. We expect our real property operating income will remain in its current level with minimal increase in the near future.

Other Operating Expenses

For the three months ended March 31, 2023 and 2022, other operating expenses consisted of the following:

	Three Months Ended March 31,
	2023	2022
Advertising and marketing expenses	$691,753	$526,806
Professional fees	1,226,239	821,308
Compensation and related benefits	451,555	523,045
Research and development	92,350	116,684
Travel and entertainment	62,374	38,280
Directors and officers liability insurance	103,801	103,584
Rent and related utilities	17,288	20,556
Other general and administrative	66,596	55,862
	$2,711,956	$2,206,125

●	For the three months ended March 31, 2023, advertising and marketing expenses increased by $164,947 or 31.3% as compared to the three months ended March 31, 2022. The increase was primarily due to increased advertising activities to enhance the visibility and marketability of our company and to improve brand recognition and awareness. We expect that our advertising and marketing expenses will remain in its current level with minimal increase in the near future.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees. For the three months ended March 31, 2023, professional fees increased by $404,931, or 49.3%, as compared to the three months ended March 31, 2022, which was primarily attributable to an increase in consulting fees of approximately $278,000 mainly due to the increase in use of consulting service providers related to our purchase of 40% of Lab Services MSO, and an increase in accounting fees of approximately $218,000 mainly due to the increased accounting services related to our purchase of 40% of Lab Services MSO, offset by a decrease in other miscellaneous items of approximately $91,000. We expect that our professional fees will decrease in the near future.

●	For the three months ended March 31, 2023, compensation and related benefits decreased by $71,490, or 13.7%, as compared to the three months ended March 31, 2022, which was primarily attributable to the decrease in stock-based compensation which reflected the value of options granted and vested to our management. We expect that our compensation and related benefits will remain in its current level with minimal increase in the near future.

●	For the three months ended March 31, 2023, research and development expenses decreased by $24,334, or 20.9%, as compared to the three months ended March 31, 2022. The decrease was mainly attributable to we decreased research and development projects in the first quarter of 2023. We expect that our research and development expenses will remain in its current level with minimal increase in the near future.

●	For the three months ended March 31, 2023, travel and entertainment expense increased by $24,094, or 62.9%, as compared to the three months ended March 31, 2022. The increase was mainly due to increased business travel activities in the first quarter of 2023.

●	For the three months ended March 31, 2023, Directors and Officers Liability Insurance premium increased by $217, or 0.2%, as compared to the three months ended March 31, 2022.

●	For the three months ended March 31, 2023, rent and related utilities expenses decreased by $3,268, or 15.9%, as compared to the three months ended March 31, 2022. The decrease was attributable to decreased rental rate in the first quarter of 2023.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, office supplies, miscellaneous taxes, and other miscellaneous items. For the three months ended March 31, 2023, other general and administrative expenses increased by $10,734, or 19.2%, as compared to the three months ended March 31, 2022. The increase was mainly attributable to an increase in franchise tax of approximately $21,000, offset by a decrease in other miscellaneous items of approximately $10,000 due to our efforts at stricter controls on corporate expenditure.

Loss from Operations

As a result of the foregoing, for the three months ended March 31, 2023, loss from operations amounted to $2,664,236, as compared to $2,126,942 for the three months ended March 31, 2022, a decrease of $537,294 or 25.3%.

Other (Expense) Income

Other (expense) income mainly includes third party and related party interest expense, income (loss) from equity method investments, and other miscellaneous (expense) income.

Other expense, net, totaled $119,678 for the three months ended March 31, 2023, as compared to other income, net, of $56,404 for the three months ended March 31, 2022, a decrease of $176,082, or 312.2%, which was primarily attributable to an increase in interest expense of approximately $116,000 mainly driven by the amortization of debt discount and the increase in outstanding borrowings in the first quarter of 2023, and a decrease in other miscellaneous income of approximately $110,000, offset by a decrease in loss from equity method investment of approximately $50,000.

Income Taxes

We did not have any income taxes expense for the three months ended March 31, 2023 and 2022 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $2,783,914 for the three months ended March 31, 2023, as compared to $2,070,538 for the three months ended March 31, 2022, an increase of $713,376 or 34.5%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $2,783,914 or $0.28 per share (basic and diluted) for the three months ended March 31, 2023, as compared with $2,070,538 or $0.23 per share (basic and diluted) for the three months ended March 31, 2022, an increase of $713,376 or 34.5%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Genexosome, Avactis, and Exosome, is the U.S. dollar and the functional currency of Avalon Shanghai is the Chinese Renminbi (“RMB”). The financial statement of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rate of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rate for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $3,670 and $2,021 for the three months ended March 31, 2023 and 2022, respectively. This non-cash gain had the effect of decreasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $2,780,244 and $2,068,517 for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

The Company has a limited operating history and its continued growth is dependent upon the continuation of generating rental revenue from its income-producing real estate property in New Jersey and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2023 and December 31, 2022, we had cash balance of approximately $887,000 and $1,991,000, respectively. These funds are kept in financial institutions located as follows:

Country:	March 31, 2023		December 31, 2022
United States	$787,978	88.8%	$1,806,083	90.7%
China	99,053	11.2%	184,827	9.3%
Total cash	$887,031	100.0%	$1,990,910	100.0%

Under the applicable People’s Republic of China (“PRC”) regulations, foreign invested enterprises, or FIEs, in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, an FIE in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends.

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

The following table sets forth a summary of changes in our working capital deficit from December 31, 2022 to March 31, 2023:

	March 31,	December 31	Changes in
	2023	2022	Amount	Percentage
Working capital (deficit):
Total current assets	$1,391,381	$2,373,526	$(982,145)	(41.4)%
Total current liabilities	5,176,471	3,579,805	1,596,666	44.6%
Working capital (deficit)	$(3,785,090)	$(1,206,279)	$(2,578,811)	213.8%

Our working capital deficit increased by $2,578,811 to $3,785,090 at March 31, 2023 from $1,206,279 at December 31, 2022. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $1,104,000, an increase in accrued professional fees of approximately $414,000 which was mainly attributable to the increase in professional service related to our purchase of 40% of Lab Services MSO, an increase in operating lease obligation of approximately $110,000, an increase in equity method investment payable of $1,000,000 resulting from the purchase of 40% of Lab Services MSO incurred in February 2023, offset by an increase in prepaid expense and other current assets of approximately $123,000.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flows for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following summarizes the key components of our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(1,834,810)	$(511,208)
Net cash used in investing activities	(20,185)	(1,749)
Net cash provided by financing activities	750,000	231,500
Effect of exchange rate on cash	1,116	209
Net decrease in cash	$(1,103,879)	$(281,248)

Net cash flow used in operating activities for the three months ended March 31, 2023 was $1,834,810, which primarily reflected our consolidated net loss of approximately $2,784,000, and the changes in operating assets and liabilities, primarily consisting of an increase in prepaid expense and other assets of approximately $87,000, offset by an increase in accrued liabilities and other payables of approximately $635,000 which was primarily attributable to an increase in accrued professional fees of approximately $414,000 resulting from the increase in professional service related to our purchase of 40% of Lab Services MSO and an increase in accrued research and development fees of approximately $62,000 and an increase in other payables of approximately $159,000, and the non-cash items adjustment primarily consisting of depreciation of approximately $61,000, and stock-based compensation and service expense of approximately $327,000.

Net cash flow used in operating activities for the three months ended March 31, 2022 was $511,208, which primarily reflected our consolidated net loss of approximately $2,071,000, offset by the changes in operating assets and liabilities, primarily consisting of an increase in accrued liabilities and other payables of approximately $794,000 which was primarily attributable to an increase in accrued professional fees of approximately $686,000 resulting from the increase in professional service providers and an increase in other miscellaneous items of approximately $108,000, and the non-cash items adjustment primarily consisting of depreciation of approximately $85,000, and stock-based compensation and service expense of approximately $606,000.

We expect our cash used in operating activities to increase due to the following:

●	the development and commercialization of new products;

●	an increase in professional staff and services; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities was $20,185 for the three months ended March 31, 2023 as compared to $1,749 for the three months ended March 31, 2022. During the three months ended March 31, 2023 and 2022, we made payment for purchase of property and equipment of approximately $20,000 and $2,000, respectively.

Net cash flow provided by financing activities was $750,000 for the three months ended March 31, 2023 as compared to $231,500 for the three months ended March 31, 2022. During the three months ended March 31, 2023, we received proceeds from related party borrowings of $750,000. During the three months ended March 31, 2022, we received proceeds from related party borrowings of approximately $100,000 and net proceeds from equity offering of approximately $132,000 (net of cash paid for commission of approximately $4,000).

Our capital requirements primarily relate to working capital requirements, including salaries, fees related to professional services, reduction of accrued liabilities, acquisitions and the development of business opportunities. These uses of cash will depend on numerous factors including our revenues and our ability to control costs. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance our current business, including ongoing research and development programs, clinical studies, as well as commercial strategies;

●	the use of capital for acquisitions and the development of business opportunities;

●	addition of administrative personnel as the business grows; and

●	the cost of being a public company.

In the third quarter of 2019, we had secured a $20 million credit facility (Line of Credit) provided by our Chairman, Wenzhao Lu. The unsecured credit facility bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. As of March 31, 2023, the total principal amount outstanding under the Credit Line was $750,000 and we used approximately $6.7 million of the credit facility and have approximately $13.3 million remaining available under the Line Credit.

We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations through cash flow provided by operations, and cash available under our Credit Line and sales of equity. Under the Line of Credit, the Company received a loan from the Lender of $100,000 in April 2023. Other than funds received from the sale of our equity and advances from our related party, and cash resource generating from our operations, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. Therefore, our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

Foreign Currency Exchange Rate Risk

In November of 2022, we decided to cease all operations in China with the exception of a small administrative office, Avalon Shanghai. We do not expect nor do we plan that there will be further revenue generated from PRC operations in the foreseeable future. Thus, exchange rate fluctuations between RMB and US dollars do not have a material effect on us. For the three months ended March 31, 2023 and 2022, we had an unrealized foreign currency translation gain of approximately $4,000 and $2,000, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weakness that was previously reported in our Form 10-K Annual Report for the year ended December 31, 2022, that have not yet been remediated.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Shares Issued for Services

During the three months ended March 31, 2023, we issued a total of 202,731 shares of our common stock for services rendered and to be rendered. These shares were valued at $463,375, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and we recorded stock-based compensation expense of $243,928 for the three months ended March 31, 2023 and reduced accrued liabilities of $164,871 and recorded prepaid expense of $54,576 as of March 31, 2023 which will be amortized over the rest of corresponding service periods.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the exhibit index included herewith and are incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2023).
10.1	Avalon GloboCare Corp. 2020 Incentive Stock Plan (Incorporated by Reference to Exhibit 4.1 of the Registrant’s Report on Form S-8 filed with the Securities and Exchange Commission on December 8, 2020).
10.2†	Director Agreement by and Between Avalon GloboCare Corp. and Lourdes Felix dated January 9, 2023 (incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed with the SEC on January 11, 2023).
10.3	Second Amended and Restated Limited Company Agreement, dated February 9, 2023, by and among Laboratory Services MSO, LLC, SCBC Holdings LLC, the Zoe Family Trust, Bryan Cox, Sarah Cox and the members named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 13, 2023).
* 31.1	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
** 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
** 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.

Dated: May 22, 2023	By:	/s/ David K. Jin
	Name:	David K. Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 22, 2023	By:	/s/ Luisa Ingargiola
	Name:	Luisa Ingargiola
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)