Form 10-Q
period 2023-06-30
Avalon GloboCare Corp.
filed 2023-08-14
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, 10,816,287 shares of common stock, $0.0001 par value per share, were outstanding.

AVALON GLOBOCARE CORP.

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$653,191	$1,990,910
Rent receivable	136,053	134,626
Prepaid expense and other current assets	633,510	247,990

Total Current Assets	1,422,754	2,373,526

NON-CURRENT ASSETS:
Operating lease right-of-use assets, net	187,702	10,885
Property and equipment, net	117,466	138,294
Investment in real estate, net	7,275,746	7,360,087
Equity method investments, net	21,355,134	485,008
Advances for equity interest purchase	-	8,999,722
Other non-current assets	211,782	384,383

Total Non-current Assets	29,147,830	17,378,379

Total Assets	$30,570,584	$19,751,905

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$1,685,448	$1,673,411
Accrued research and development fees	900,473	838,001
Accrued payroll liability and compensation	294,921	223,722
Accrued litigation settlement	450,000	450,000
Accrued liabilities and other payables	278,209	283,234
Accrued liabilities and other payables - related parties	117,701	100,000
Operating lease obligation	121,486	11,437
Equity method investment payable	1,000,000	-
Derivative liability	97,095	-
Convertible note payable, net	1,019,899	-

Total Current Liabilities	5,965,232	3,579,805

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	67,434	-
Accrued litigation settlement - noncurrent portion	-	450,000
Note payable, net	5,536,605	4,563,152
Loan payable - related party	850,000	-

Total Non-current Liabilities	6,454,039	5,013,152

Total Liabilities	12,419,271	8,592,957

Commitments and Contingencies (Note 15)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 9,000 shares issued and outstanding at June 30, 2023 and December 31, 2022. Liquidation preference $9 million at June 30, 2023 and December 31, 2022	9,000,000	9,000,000
Series B Convertible Preferred Stock, 11,000 and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively. Liquidation preference $11 million at June 30, 2023	11,000,000	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 10,499,907 shares issued and 10,447,907 shares outstanding at June 30, 2023; 10,013,576 shares issued and 9,961,576 shares outstanding at December 31, 2022	1,050	1,005
Additional paid-in capital	67,276,611	65,949,723
Less: common stock held in treasury, at cost; 52,000 shares at June 30, 2023 and December 31, 2022	(522,500)	(522,500)
Accumulated deficit	(68,389,948)	(63,062,721)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss	(220,478)	(213,137)
Total Avalon GloboCare Corp. stockholders’ equity	18,151,313	11,158,948
Non-controlling interest	-	-

Total Equity	18,151,313	11,158,948

Total Liabilities and Equity	$30,570,584	$19,751,905

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

RENTAL REVENUE	$306,905	$290,821	$603,070	$588,452

OPERATING EXPENSES	245,403	211,703	493,848	430,151

OPERATING INCOME	61,502	79,118	109,222	158,301

INCOME FROM EQUITY METHOD INVESTMENT - LAB SERVICES MSO	308,395	-	355,134	-

OTHER OPERATING EXPENSES:
Advertising and marketing expenses	505,217	130,395	1,196,970	657,201
Professional fees	998,512	436,447	2,224,751	1,257,755
Compensation and related benefits	454,123	503,541	905,678	1,026,586
Research and development expenses	17,810	254,476	110,160	371,160
Litigation settlement	-	1,350,000	-	1,350,000
Other general and administrative expenses	258,859	247,830	508,918	466,112

Total Other Operating Expenses	2,234,521	2,922,689	4,946,477	5,128,814

LOSS FROM OPERATIONS	(1,864,624)	(2,843,571)	(4,482,121)	(4,970,513)

OTHER (EXPENSE) INCOME
Interest expense - amortization of debt discount and debt issuance cost	(69,453)	(54,685)	(91,658)	(54,685)
Interest expense - other	(166,558)	(7,204)	(298,558)	(7,204)
Interest expense - related party	(10,267)	(31,854)	(12,288)	(71,540)
Loss from equity method investment - Epicon	(9,110)	(11,882)	(18,564)	(24,798)
Change in fair value of derivative liability	41,721	769,269	41,721	769,269
Impairment of equity method investment - Epicon	(464,406)	-	(464,406)	-
Other (expense) income	(616)	151,453	(1,353)	260,459

Total Other (Expense) Income, net	(678,689)	815,097	(845,106)	871,501

LOSS BEFORE INCOME TAXES	(2,543,313)	(2,028,474)	(5,327,227)	(4,099,012)

INCOME TAXES	-	-	-	-

NET LOSS	$(2,543,313)	$(2,028,474)	$(5,327,227)	$(4,099,012)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	-	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,543,313)	$(2,028,474)	$(5,327,227)	$(4,099,012)

COMPREHENSIVE LOSS:
NET LOSS	$(2,543,313)	$(2,028,474)	$(5,327,227)	$(4,099,012)
OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(11,011)	(43,503)	(7,341)	(41,482)
COMPREHENSIVE LOSS	(2,554,324)	(2,071,977)	(5,334,568)	(4,140,494)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,554,324)	$(2,071,977)	$(5,334,568)	$(4,140,494)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.25)	$(0.23)	$(0.52)	$(0.46)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	10,248,193	8,893,281	10,157,419	8,871,881

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2023

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock				Accumulated Other
	Number of		Number of		Number of		Paid-in	Number of		Accumulated	Statutory	Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2023	9,000	$9,000,000	-	$-	10,013,576	$1,005	$65,949,723	(52,000)	$(522,500)	$(63,062,721)	$6,578	$(213,137)	$-	$11,158,948

Issuance of Series B Convertible Preferred Stock for equity method investment	-	-	11,000	11,000,000	-	-	-	-	-	-	-	-	-	11,000,000

Issuance of common stock for services	-	-	-	-	202,731	21	463,355	-	-	-	-	-	-	463,376

Stock-based compensation	-	-	-	-	-	-	68,262	-	-	-	-	-	-	68,262

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	3,670	-	3,670

Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	-	-	(2,783,914)	-	-	-	(2,783,914)

Balance, March 31, 2023	9,000	9,000,000	11,000	11,000,000	10,216,307	1,026	66,481,340	(52,000)	(522,500)	(65,846,635)	6,578	(209,467)	-	19,910,342

To correct shares issued for adjustments for 1:10 reverse split	-	-	-	-	50,000	1	(1)	-	-	-	-	-	-	-

Issuance of common stock for services	-	-	-	-	158,600	16	536,264	-	-	-	-	-	-	536,280

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	75,000	7	146,993	-	-	-	-	-	-	147,000

Stock-based compensation	-	-	-	-	-	-	112,015	-	-	-	-	-	-	112,015

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(11,011)	-	(11,011)

Net loss for the three months ended June 30, 2023	-	-	-	-	-	-	-	-	-	(2,543,313)	-	-	-	(2,543,313)

Balance, June 30, 2023	9,000	$9,000,000	11,000	$11,000,000	10,499,907	$1,050	$67,276,611	(52,000)	$(522,500)	$(68,389,948)	$6,578	$(220,478)	$-	$18,151,313

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2022

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Preferred Stock		Common Stock		Additional	Treasury Stock				Accumulated Other
	Number of		Number of		Paid-in	Number of		Accumulated	Statutory	Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2022	-	$-	8,897,517	$890	$54,896,567	(52,000)	$(522,500)	$(51,131,874)	$6,578	$(165,266)	$-	$3,084,395

Sale of common stock, net	-	-	17,064	2	112,326	-	-	-	-	-	-	112,328

Stock-based compensation	-	-	-	-	152,323	-	-	-	-	-	-	152,323

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	2,021	-	2,021

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	(2,070,538)	-	-	-	(2,070,538)

Balance, March 31, 2022	-	-	8,914,581	892	55,161,216	(52,000)	(522,500)	(53,202,412)	6,578	(163,245)	-	1,280,529

Warrants issued with convertible debt offering	-	-	-	-	498,509	-	-	-	-	-	-	498,509

Issuance of common stock for services	-	-	40,896	4	340,946	-	-	-	-	-	-	340,950

Stock-based compensation	-	-	-	-	126,301	-	-	-	-	-	-	126,301

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(43,503)	-	(43,503)

Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	-	(2,028,474)	-	-	-	(2,028,474)

Balance, June 30, 2022	-	$-	8,955,477	$896	$56,126,972	(52,000)	$(522,500)	$(55,230,886)	$6,578	$(206,748)	$-	$174,312

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,327,227)	$(4,099,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	123,298	168,564
Change in straight-line rent receivable	26,434	8,857
Amortization of operating lease right-of-use asset	62,169	68,206
Stock-based compensation and service expense	867,312	821,247
(Income) loss from equity method investments	(336,570)	24,798
Impairment of equity method investment	464,406	-
Amortization of debt issuance costs and debt discount	91,658	54,685
Change in fair market value of derivative liability	(41,721)	(769,269)
Changes in operating assets and liabilities:
Rent receivable	5,512	(9,670)
Security deposit	404	(432)
Deferred leasing costs	16,701	10,596
Prepaid expense and other assets	(37,533)	(20,731)
Accounts payable	-	389,106
Accrued liabilities and other payables	(230,551)	674,998
Accrued liabilities and other payables - related parties	17,701	71,541
Operating lease obligation	(61,752)	(80,206)

NET CASH USED IN OPERATING ACTIVITIES	(4,359,759)	(2,686,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,201)	(1,749)
Additional investment in equity method investment	-	(54,008)

NET CASH USED IN INVESTING ACTIVITIES	(22,201)	(55,757)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable - related party	-	(390,000)
Proceeds from loan payable - related party	850,000	100,000
Repayments of loan payable - related party	-	(410,000)
Proceeds from issuance of convertible debt and warrants	1,425,000	3,718,943
Payments of convertible debt issuance costs	(164,000)	-
Proceeds from issuance of balloon promissory note	1,000,000	-
Payments of balloon promissory note issuance costs	(64,436)	-
Proceeds from equity offering	-	135,567
Disbursements for equity offering costs	-	(24,067)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,046,564	3,130,443

EFFECT OF EXCHANGE RATE ON CASH	(2,323)	(15,294)

NET (DECREASE) INCREASE IN CASH	(1,337,719)	372,670

CASH - beginning of period	1,990,910	807,538

CASH - end of period	$653,191	$1,180,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$266,889	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$177,750	$56,027
Common stock issued for accrued liabilities	$164,871	$30,000
Reclassification of advances for equity interest purchase to equity method investment	$9,000,000	$-
Series B Convertible Preferred Stock issued related to equity method investment	$11,000,000	$-
Accrued purchase price related to equity method investment	$1,000,000	$-
Warrants issued as convertible note payable finder’s fee	$11,162	$-
Warrants issued with convertible note payable recorded as debt discount	$127,654	$498,509
Bifurcated embedded conversion feature recorded as derivative liability and debt discount	$-	$2,782,569
Common stock issued as convertible note payable commitment fee	$147,000	$-
Deferred financing costs in accrued liabilities	$51,363	$-

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

The Company is a commercial stage company dedicated to developing and delivering innovative, transformative, precision diagnostics and clinical laboratory services. The Company is establishing a leading role in the innovation of diagnostic testing, utilizing proprietary technology to deliver precise, genetics-driven results. The Company also provides laboratory services, offering a broad portfolio of diagnostic tests including drug testing, toxicology, and a broad array of test services, from general bloodwork to anatomic pathology, and urine toxicology.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of June 30, 2023, the occupancy rate of the building is 86.3%.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

The accompanying condensed consolidated financial statements reflect the activities of ALBT and each of the following entities:

Name of Subsidiary	Place and date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by ALBT	Developing Avalon Cell and Avalon Rehab in United States of America (“USA”)

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by ALBT	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Ceased operations and is not considered an operating entity

Genexosome Technologies Inc. (“Genexosome”)	Nevada July 31, 2017	60% held by ALBT	No current activities to report, dormant

Avactis Biosciences Inc. (“Avactis”)	Nevada July 18, 2018	60% held by ALBT	Patent holding company

Avactis Nanjing Biosciences Ltd. (“Avactis Nanjing”)	PRC May 8, 2020	100% held by Avactis	Owns a patent and is not considered an operating entity

International Exosome Association LLC (“Exosome”)	Delaware June 13, 2019	100% held by ALBT	No activity, dormant

Avalon Laboratory Services, Inc. (“Avalon Lab”)	Delaware October 14, 2022	100% held by ALBT	Laboratory holding company with a 40% membership interest in Lab Services MSO

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN CONDITION (continued)

Going Concern

The Company is a commercial stage company dedicated to developing and delivering innovative, transformative, precision diagnostics and clinical laboratory services. The Company is establishing a leading role in the innovation of diagnostic testing, utilizing proprietary technology to deliver precise, genetics-driven results. The Company also provides laboratory services, offering a broad portfolio of diagnostic tests including drug testing, toxicology, and a broad array of test services, from general bloodwork to anatomic pathology, and urine toxicology.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of approximately $4,542,000 at June 30, 2023 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $5,327,000 and $4,360,000 for the six months ended June 30, 2023, respectively.

The Company has a limited operating history and its continued growth is dependent upon the continuation of generating rental revenue from its income-producing real estate property in New Jersey and income from equity method investment through its forty percent (40%) interest in Lab Services MSO and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Significant estimates during the three and six months ended June 30, 2023 and 2022 include the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable, and the fair value of the consideration given in the purchase of 40% of Lab Services MSO.

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

Derivative liability. Derivative liability is carried at fair value and measured on an ongoing basis. The table below reflects the activity of derivative liability measured at fair value for the six months ended June 30, 2023:

Significant Unobservable Inputs (Level 3)
Balance of derivative liability as of January 1, 2023	$-
Initial fair value of derivative liability attributable to warrants issuance with fund raise	138,816
Gain from change in the fair value of derivative liability	(41,721)
Balance of derivative liability as of June 30, 2023	$97,095

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

Cash and Cash Equivalents

At June 30, 2023 and December 31, 2022, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2023		December 31, 2022
United States	$552,404	84.6%	$1,806,083	90.7%
China	100,787	15.4%	184,827	9.3%
Total cash	$653,191	100.0%	$1,990,910	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2023 and December 31, 2022.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk and Uncertainties

A portion of the Company’s cash is maintained with state-owned banks within the PRC. Balances at state-owned banks within the PRC are covered by insurance up to RMB 500,000 (approximately $69,000) per bank. Any balance over RMB 500,000 per bank in PRC will not be covered. At June 30, 2023, cash balances held in the PRC are RMB 731,059 (approximately $101,000), of which, RMB 97,666 (approximately $13,000) was not covered by such limited insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company maintains a portion of its cash on deposits with bank and financial institution within the U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At June 30, 2023, the Company’s cash balances in United States bank accounts had approximately $54,000 in excess of the federally-insured limits.

The Company’s concentrations of credit risk with respect to its rent receivable is limited due to short-term payment terms. The Company also performs ongoing credit evaluations of its tenants to help further reduce credit risk.

Investment in Unconsolidated Companies

The Company uses the equity method of accounting for its investments in, and earning or loss of, companies that it does not control but over which it does exert significant influence. The Company considers whether the fair values of its equity method investments have declined below their carrying values whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. Impairment of equity method investment amounted to $464,406 for the six months ended June 30, 2023. See Note 5 for discussion of equity method investments.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per Share Data (continued)

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three and six months ended June 30, 2023 and 2022, potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible preferred stock and convertible note (using the if-converted method) and exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	878,303	838,500	878,303	838,500
Warrants to purchase common stock	258,964	123,964	258,964	123,964
Series A convertible preferred stock (*)	900,000	-	900,000	-
Series B convertible preferred stock (**)	2,910,053	-	2,910,053	-
Convertible note (***)	333,333	495,859	333,333	495,859
Potentially dilutive securities	5,280,653	1,458,323	5,280,653	1,458,323

(*)	Assumed the Series A convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $10.0 per share.
(**)	Assumed the Series B convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $3.78 per share.
(***)	Assumed the convertible note was converted into shares of common stock of the Company at a conversion price of $4.50 and $0.75 per share for the 2023 and 2022 periods, respectively.

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

During the three and six months ended June 30, 2022, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment. These reportable segments offer different services and products, have different types of revenue, and are managed separately as each requires different operating strategies and management expertise. Due to the winding down of the medical related consulting services segment in 2022, the Company decided to cease all operations of this segment and no longer has any material revenues or expenses in this segment. As a result, commencing from the first quarter of 2023, the Company’s chief operating decision maker no longer reviews medical related consulting services operating results.

On February 9, 2023, the Company purchased 40% of Lab Services MSO. Commencing from the purchase date, February 9, 2023, the Company is active in the management of Lab Services MSO. During the three and six months ended June 30, 2023, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment (which commenced with the purchase date, February 9, 2023) since Lab Services MSO’s operating results are regularly reviewed by the Company’s chief operating decision maker to determine the resources to be allocated to the segment and assess its performance. The Company regularly reviews the operating results and performance of Lab Services MSO, for which the Company accounts for under the equity method.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

At June 30, 2023 and December 31, 2022, prepaid expense and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid professional fees	$268,822	$93,817
Prepaid directors and officers liability insurance premium	9,491	29,301
Prepaid NASDAQ listing fee	46,313	-
Deferred financing costs	225,470	34,821
Deferred leasing costs	33,402	33,402
Security deposit	-	19,084
Others	50,012	37,565
Total	$633,510	$247,990

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENTS

Investment in Epicon Biotech Co., Ltd.

As of June 30, 2023 and December 31, 2022, the equity method investment in Epicon Biotech Co., Ltd. (“Epicon”) amounted to $0 and $485,008, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon. Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and the other unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), accounted for 40% and 60% of the total ownership, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and the clinical transformation of scientific achievements. The Company is not involved in the management of Epicon. Therefore, it is a passive investment.

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

For the three months ended June 30, 2023 and 2022, the Company’s share of Epicon’s net loss was $9,110 and $11,882, respectively, which was included in other (expense) income – loss from equity method investment – Epicon in the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2023 and 2022, the Company’s share of Epicon’s net loss was $18,564 and $24,798, respectively, which was included in other (expense) income – loss from equity method investment – Epicon in the accompanying condensed consolidated statements of operations and comprehensive loss.

In the six months ended June 30, 2023, activity recorded for the Company’s equity method investment in Epicon is summarized in the following table:

Equity investment carrying amount at January 1, 2023	$485,008
Epicon’s net loss attributable to the Company	(18,564)
Impairment of investment in Epicon	(464,406)
Foreign currency fluctuation	(2,038)
Equity investment carrying amount at June 30, 2023	$-

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	June 30, 2023	December 31, 2022
Current assets	$1,111	$1,051
Noncurrent assets	109,825	143,984
Current liabilities	58,912	43,723
Equity	52,024	101,312

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Loss from operation	22,775	29,703	46,411	62,026
Net loss	22,775	29,703	46,410	61,994

In June 2023, the Company assessed its equity method investment in Epicon for any impairment and concluded that there were indicators of impairment as of June 30, 2023. The impairment is due to the Company’s conclusion that it will be unable to recover the carrying amount of the investment due to the investee’s series of operating losses and the joint venture partner unable to obtain fund to commence operations. The Company calculated that the estimated undiscounted cash flows were less than the carrying amount related to the equity method investment. The Company has recognized an impairment loss of $464,406 related to the equity method investment for the three and six months ended June 30, 2023, which reduced the investment value to zero.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENTS (continued)

Investment in Epicon Biotech Co., Ltd. (continued)

Under the equity method, if there is a commitment for the Company to fund the losses of its equity method investees, the Company would continue to record its share of losses resulting in a negative equity method investment, which would be presented as a liability on the condensed consolidated balance sheets. Commitments may be explicit and may include formal guarantees, legal obligations, or arrangements by contract. Implicit commitments may arise from reputational expectations, intercompany relationships, statements by the Company of its intention to provide support, a history of providing financial support or other facts and circumstances. When the Company has no commitment to fund the losses of its equity method investees, the carrying value of its equity method investments will not be reduced below zero. The Company had no commitment to fund additional losses of its equity method investments during the three months ended June 30, 2023.

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

Pursuant to the terms and conditions set forth in the Amended MIPA, Buyer acquired from the Seller, forty percent (40%) of all the issued and outstanding equity interests of Lab Services MSO (the “Purchased Interests”). The consideration paid by Buyer to Seller for the Purchased Interests consisted of $21,000,000, which comprised of (i) $9,000,000 in cash, (ii) $11,000,000 pursuant to the issuance of 11,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), stated value $1,000 (the “Series B Stated Value”), and (iii) a $1,000,000 cash payment on February 9, 2024. The Series B Preferred Stock will be convertible into shares of Avalon’s common stock at a conversion price per share equal to $3.78 or an aggregate of 2,910,053 shares of the Company’s common stock and are subject to the Lock Up Period and the restrictions on sale (See Note 10 – Series B Convertible Preferred Stock Issued for Equity Method Investment). The Seller is also eligible, under the terms set forth in the Amended MIPA, to receive certain earnout payments upon achievement of certain operating results, which may be comprised of up to $10,000,000 of which (x) up to $5,000,000 will be paid in cash and (y) up to $5,000,000 will be paid pursuant to the issuance of the number of shares of the Company’s common stock valued at $5,000,000, calculated using the closing price of the Company’s common stock on December 31, 2023, rounded down to the nearest whole share (collectively, the “Earnout Payments”). At both February 9, 2023 and June 30, 2023, the estimated earnout liability amounted to $0 since the minimum thresholds as defined in the agreement are currently unlikely to be met. The estimated earnout is a level 3 valuation which will be measured at the end of reporting period.

Lab Services MSO, through its two subsidiaries, Lab Services LLC and Lab Services DME, is engaged in providing laboratory testing services. Avalon Lab and the other unrelated company, accounted for 40% and 60% of the total ownership, respectively. As of June 30, 2023, the equity method investment in Lab Services MSO amounted to $21,355,134.

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

For the three months ended June 30, 2023 and the period from February 9, 2023 (date on investment) through June 30, 2023, the Company’s share of Lab Services MSO’s net income was $308,395 and $355,134, respectively, which was included in income from equity method investment – Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss.

In the six months ended June 30, 2023, activity recorded for the Company’s equity method investment in Lab Services MSO is summarized in the following table:

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENTS (continued)

Investment in Laboratory Services MSO, LLC (continued)

Equity investment carrying amount at January 1, 2023	$-
Payment for equity method investment	21,000,000
Lab Services MSO’s net income attributable to the Company	355,134
Equity investment carrying amount at June 30, 2023	$21,355,134

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

June 30, 2023
Current assets	$4,230,378
Noncurrent assets	2,584,701
Current liabilities	918,694
Noncurrent liabilities	2,286,558
Equity	3,609,827

	For the Three Months Ended June 30, 2023	For the Period from February 9, 2023 (Date of Investment) through June 30, 2023
Net revenue	$3,487,693	$5,662,217
Gross profit	1,250,628	2,027,406
Income from operation	579,036	695,882
Net income	770,989	887,835

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

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On May 23, 2023, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with Mast Hill Fund, L.P. (“Mast Hill”) for the issuance of 13.0% senior secured promissory notes in the aggregate principal amount of $1,500,000 (collectively the “May 2023 Convertible Note”) convertible into shares of common stock, par value $0.0001 per share, of the Company, as well as the issuance of 75,000 shares of common stock as a commitment fee and warrants for the purchase of 230,500 shares of common stock of the Company. The Company and its subsidiaries have entered into that certain security agreement (the “Security Agreement”), creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the May 2023 Convertible Note. The transaction closed on May 23, 2023 (the “Closing Date”). Principal amount and interest under the May 2023 Convertible Note are convertible into shares of common stock of the company at a conversion price of $4.50 per share unless the Company fails to make an amortization payment (the “amortization payment”) when due, in which case the conversion price shall be the lower of $4.50 or the trading price of the shares, subject to a floor of $1.50.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (continued)

Mast Hill acquired the May 2023 Convertible Note with principal amount of $1,500,000 and paid the purchase price of $1,425,000 after an original issue discount of $75,000. On the same Closing Date, the Company issued (i) a warrant to purchase 125,000 shares of common stock with an exercise price of $4.50 exercisable until the five-year anniversary of the Closing Date, (ii) a warrant to purchase 105,500 shares of common stock with an exercise price of $3.20 exercisable until the five-year anniversary of the Closing Date, which warrant shall be cancelled and extinguished against payment of the May 2023 Convertible Note, and (iii) 75,000 shares of common stock as a commitment fee for the purchase of the May 2023 Convertible Note, which were earned in full as of the Closing Date. On the Closing Date, the Company delivered such duly executed May 2023 Convertible Note, warrants and common stock to Mast Hill against delivery of such purchase price.

The Company shall make the following amortization payments in cash to Mast Hill towards the repayment of the May 2023 Convertible Note, as provided in the following table:

Payment Date:	Payment Amount:
November 23, 2023	$150,000 plus accrued interest through November 23, 2023
December 23, 2023	$150,000 plus accrued interest through December 23, 2023
January 23, 2024	$200,000 plus accrued interest through January 23, 2024
February 23, 2024	$250,000 plus accrued interest through February 23, 2024
March 23, 2024	$250,000 plus accrued interest through March 23, 2024
April 23, 2024	$300,000 plus accrued interest through April 23, 2024
May 23, 2024	The entire remaining outstanding balance of the May 2023 Convertible Note

In connection with the issuance of May 2023 Convertible Note, the Company incurred debt issuance costs of $175,162 (including the issuance of 10,000 warrants as a finder’s fee) which is capitalized and will be amortized into interest expense over the term of the May 2023 Convertible Note.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee meet the definition of derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of fail to make an amortization payment when due to be remote and as such the fair value of the 105,500 warrants with an exercise price of $3.20 exercisable until the five-year anniversary of the Closing Date, which warrant shall be cancelled and extinguished against payment of the May 2023 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of the Closing Date was classified as derivative liability on the Closing Date, May 23, 2023. The fair values of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of the Closing Date issued on May 23, 2023 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $1.96, volatility of 88.80%, risk-free rate of 3.76%, annual dividend yield of 0% and expected life of 5 years.

In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants are accounted for as derivative liability. The remainder of the proceeds are allocated to the debt instrument portion of the transaction.

In accordance with ASC 480-10-25-14, the Company determined that the conversion provisions contain an embedded derivative feature and the Company valued the derivative feature separately, recording debt discount and derivative liability in accordance with the provisions of the convertible debt (see Note 7). However, management determined the probability of fail to make an amortization payment when due to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero.

The Company recorded a total debt discount of $349,654 related to the original issue discount, common shares issued and warrants issued to Mast Hill, which will be amortized over the term of the May 2023 Convertible Note.

For both the three and six months ended June 30, 2023, amortization of debt discount and debt issuance costs and interest expense related to the May 2023 Convertible Note amounted to $44,715 and $20,836, respectively, which have been included in interest expense – amortization of debt discount and debt issuance cost and interest expense – other on the accompanying condensed consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DERIVATIVE LIABILITY

As stated in Note 6, May 2023 Convertible Note, the Company determined that the convertible note payable contains an embedded derivative feature in the form of a conversion provision which is adjustable based on future prices of the Company’s common stock. In accordance with ASC 815-10-25, each derivative feature is initially recorded at its fair value using the Black-Scholes option valuation method and then re-value at each reporting date, with changes in the fair value reported in the statements of operations. However, on May 23, 2023 and June 30, 2023, management determined the probability of fail to make an amortization payment when due to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero.

On May 23, 2023, the Company issued 240,500 warrants to Mast Hill and a third party as a finder’s fee (see Note 6). Upon evaluation, the warrants meet the definition of derivative liability under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of fail to make an amortization payment when due to be remote and as such the fair value of the 105,500 warrants with an exercise price of $3.20 exercisable until the five-year anniversary of the Closing Date, which warrant shall be cancelled and extinguished against payment of the May 2023 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of the Closing Date was classified as derivative liability on the Closing Date, May 23, 2023.

On May 23, 2023, the estimated fair values of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of the Closing Date issued were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $1.96, volatility of 88.80%, risk-free rate of 3.76%, annual dividend yield of 0% and expected life of 5 years.

On June 30, 2023, the estimated fair value of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of the Closing Date as derivative liability was $108,969. The estimated fair value of the warrants was computed as of June 30, 2023 using Black-Scholes option-pricing model, with the following assumptions: stock price of $1.54, volatility of 89.16%, risk-free rate of 4.13%, annual dividend yield of 0% and expected life of 4.9 years.

Increases or decreases in fair value of the derivative liability is included as a component of total other (expenses) income in the accompanying condensed consolidated statements of operations and comprehensive loss for the respective period. The changes to the derivative liability resulted in a decrease of $41,721 in the derivative liability and the corresponding increase in other income as a gain for the three and six months ended June 30, 2023.

NOTE 8 – NOTE PAYABLE, NET

On September 1, 2022, the Company issued a balloon promissory note in the form of a mortgage on its headquarters to a third party company in the principal amount of $4,800,000 which carries interest of 11.0% per annum. Interest is due in monthly payments of $44,000 beginning November 1, 2022 and payable monthly thereafter until September 1, 2025 when the principal outstanding and all remaining interest is due. The principal of $4,800,000 can be extended for an additional 36 months provided that the Company has not defaulted. The Company may not prepay the principal of $4,800,00 for a period of 12 months. The principal of $4,800,000 is secured by a first mortgage on the Company’s real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728.

In May 2023, the Company borrowed $1,000,000 from the same lender. The principal of $1,000,000 shall accrue interest at the annual rate of 13.0% and be paid in monthly installments of interest-only in the amount of $10,833 commencing in June 2023 and continuing through October 2025 (at which point any unpaid balance of principal, interest and other charges shall be due and payable), and be secured by a second-lien mortgage on certain real property and improvements located at 4400 Route 9, Freehold, Monmouth County. The note payable as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
Principal amount	$5,800,000	$4,800,000
Less: unamortized debt issuance costs	(263,395)	(236,848)
Note payable, net	$5,536,605	$4,563,152

For the three months ended June 30, 2023, amortization of debt issuance costs and interest expense related to note payable amounted to $24,738 and $145,722, respectively, which have been included in interest expense on the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2023, amortization of debt issuance costs and interest expense related to note payable amounted to $46,943 and $277,722, respectively, which have been included in interest expense on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

For both the three months ended June 30, 2023 and 2022, the related party rental revenue amounted to $12,600 and has been included in real property rental on the accompanying condensed consolidated statements of operations and comprehensive loss. For both the six months ended June 30, 2023 and 2022, the related party rental revenue amounted to $25,200 and has been included in real property rental on the accompanying condensed consolidated statements of operations and comprehensive loss.

At June 30, 2023 and December 31, 2022, the related party rent receivable totaled $49,300 and $74,100, respectively, which has been included in rent receivable on the accompanying condensed consolidated balance sheets, and no allowance for doubtful accounts was deemed to be required on the receivable.

Services Provided by Related Parties

From time to time, Wilbert Tauzin, a director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $22,185 and $36,460 for the three months ended June 30, 2023 and 2022, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. As compensation for professional services provided, the Company recognized consulting expenses of $48,642 and $87,598 for the six months ended June 30, 2023 and 2022, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Beijing Genexosome for a cash payment of $450,000. As of June 30, 2023 and December 31, 2022, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

In June 2023, Lab Services MSO paid shared expense on behalf of the Company. As of June 30, 2023, the balance due to Lab Services MSO amounted to $5,413, which has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

As of June 30, 2023 and December 31, 2022, $12,288 and $0 of accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, respectively, have been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Line of Credit (continued)

In the six months ended June 30, 2023, activity recorded for the Line of Credit is summarized in the following table:

Outstanding principal under the Line of Credit at January 1, 2023	$-
Draw down from Line of Credit	850,000
Outstanding principal under the Line of Credit at June 30, 2023	$850,000

For the three months ended June 30, 2023 and 2022, the interest expense related to related party borrowings amounted to $10,267 and $31,854, respectively, and has been reflected as interest expense – related party on the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2023 and 2022, the interest expense related to related party borrowings amounted to $12,288 and $71,540, respectively, and has been reflected as interest expense – related party on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2023 and December 31, 2022, the related accrued and unpaid interest for Line of Credit was $12,288 and $0, respectively, and has been included in accrued liabilities and other payables – related parties on the accompanying condensed consolidated balance sheets.

As of June 30, 2023, the Company used approximately $6.8 million of the credit facility and has approximately $13.2 million remaining available under the Line of Credit.

NOTE 10 – EQUITY

Series A Convertible Preferred Stock

The Company designated up to 15,000 shares of its previously undesignated preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock has a par value of $0.0001 per share and a stated value equal to $1,000.

As of June 30, 2023, 9,000 shares of Series A Preferred Stock were issued and outstanding. The Series A Preferred Stock is convertible into shares of the Company’s common stock at a conversion price per share equal to the greater of (i) ten dollars ($10.00), and (ii) ninety percent (90%) of the closing price of the Company’s common stock on the Nasdaq Stock Market (“Nasdaq”) on the day prior to receipt of the conversion notice from the Series A Preferred stock-holder, subject to adjustment for stock splits and similar matters. Conversion of the Series A Preferred Stock is subject to restriction pursuant to the Nasdaq Stock Market Listing Rules.

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

Common Shares Issued for Services

During the six months ended June 30, 2023, the Company issued a total of 361,331 shares of its common stock for services rendered and to be rendered. These shares were valued at $999,656, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $657,035 for the six months ended June 30, 2023 and reduced accrued liabilities of $164,871 and recorded prepaid expense of $177,750 as of June 30, 2023 which will be amortized over the rest of corresponding service periods.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Common Shares Issued as Convertible Note Payable Commitment Fee

On May 23, 2023, the Company issued 75,000 shares of its common stock to Mast Hill as a commitment fee for the purchase of the May 2023 Convertible Note. These shares were valued at $147,000, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded it as debt discount.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at June 30, 2023:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2023	Weighted Average Exercise Price
$1.86 – 2.08	131,000	4.68	$1.87	50,667	$1.86
3.25 – 8.20	307,803	3.54	5.26	287,803	5.29
10.20 – 20.00	414,500	2.45	16.42	414,500	16.42
23.00 – 28.00	25,000	0.40	27.22	25,000	27.22
$1.86 – 28.00	878,303	3.11	$10.64	777,970	$11.70

Stock option activities for the six months ended June 30, 2023 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2023	800,500	$13.03
Granted	168,803	2.54
Expired	(91,000)	(16.61)
Outstanding at June 30, 2023	878,303	$10.64
Options exercisable at June 30, 2023	777,970	$11.70
Options expected to vest	100,333	$2.46

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at June 30, 2023 was $0.

The fair values of options granted during the six months ended June 30, 2023 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 79.76% - 96.37%, risk-free rate of 3.58% - 3.96%, annual dividend yield of 0%, and expected life of 3.00 - 5.00 years. The aggregate fair value of the options granted during the six months ended June 30, 2023 was $313,144.

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

For the three months ended June 30, 2023 and 2022, stock-based compensation expense associated with stock options granted amounted to $112,015 and $126,301, of which, $38,191 and $93,171 was recorded as compensation and related benefits, $73,824 and $21,460 was recorded as professional fees, and $0 and $11,670 was recorded as research and development expenses, respectively.

For the six months ended June 30, 2023 and 2022, stock-based compensation expense associated with stock options granted amounted to $180,277 and $278,624, of which, $89,527 and $198,084 was recorded as compensation and related benefits, $85,281 and $57,598 was recorded as professional fees, and $5,469 and $22,942 was recorded as research and development expenses, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Options (continued)

A summary of the status of the Company’s nonvested stock options granted as of June 30, 2023 and changes during the six months ended June 30, 2023 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2023	20,000	$4.29
Granted	168,803	2.54
Vested	(88,470)	(3.02)
Nonvested at June 30, 2023	100,333	$2.46

Warrants

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at June 30, 2023:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at June 30, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2023	Weighted Average Exercise Price
$3.20	105,500	4.90	$3.20	-	$-
4.50	135,000	4.90	4.50	135,000	4.50
12.50	123,964	3.81	12.50	123,964	12.50
$3.20 – 12.50	364,464	4.53	$6.84	258,964	$8.33

Stock warrant activities for the six months ended June 30, 2023 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2023	123,964	$12.50
Issued	240,500	3.93
Outstanding at June 30, 2023	364,464	$6.84
Warrants exercisable at June 30, 2023	258,964	$8.33
Warrants expected to vest	105,500	$3.20

The aggregate intrinsic value of both stock warrants outstanding and stock warrants exercisable at June 30, 2023 was $0.

In connection with the issuance of May 2023 Convertible Note (See Note 6), the Company issued (i) a warrant to purchase 125,000 shares of common stock with an exercise price of $4.50 exercisable until the five-year anniversary of the Closing Date, and (ii) a warrant to purchase 105,500 shares of common stock with an exercise price of $3.20 exercisable until the five-year anniversary of the Closing Date, which warrant shall be cancelled and extinguished against payment of the May 2023 Convertible Note, to Mast Hill; and issued a warrant to purchase 10,000 shares of common stock with an exercise price of $4.50 exercisable until the five-year anniversary of the Closing Date to a third party as a finder’s fee.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Warrants (continued)

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee meet the definition of derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of fail to make an amortization payment when due to be remote and as such the fair value of the 105,500 warrants with an exercise price of $3.20 exercisable until the five-year anniversary of the Closing Date, which warrant shall be cancelled and extinguished against payment of the May 2023 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of the Closing Date was classified as derivative liability on the Closing Date, May 23, 2023. The fair values of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of the Closing Date issued on May 23, 2023 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $1.96, volatility of 88.80%, risk-free rate of 3.76%, annual dividend yield of 0% and expected life of 5 years.

The warrants with an exercise price of $4.50 exercisable until the five-year anniversary of the Closing Date issued to Mast Hill to purchase 125,000 shares of the Company’s common stock were treated as a discount on the convertible note payable and were valued at $127,654 and will be amortized over the term of the May 2023 Convertible Note.

The warrants with an exercise price of $4.50 exercisable until the five-year anniversary of the Closing Date issued to a third party as a finder’s fee to purchase 10,000 shares of the Company’s common stock were treated as convertible debt issuance costs and were valued at $11,162 and will be amortized over the term of the May 2023 Convertible Note.

A summary of the status of the Company’s nonvested stock warrants issued as of June 30, 2023 and changes during the six months ended June 30, 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price
Nonvested at January 1, 2023	-	$-
Issued	240,500	3.93
Vested	(135,000)	(4.50)
Nonvested at June 30, 2023	105,500	$3.20

NOTE 11 - STATUTORY RESERVE AND RESTRICTED NET ASSETS

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

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the six months ended June 30, 2023 and 2022 as it incurred net loss in the periods. As of June 30, 2023 and December 31, 2022, the restricted amount as determined pursuant to PRC statutory laws totaled $6,578.

Relevant PRC laws and regulations restrict the Company’s PRC subsidiary, Avalon Shanghai, from transferring a portion of its net assets, equivalent to their statutory reserves and their share capital, to the Company’s shareholders in the form of loans, advances or cash dividends. Only PRC entity’s accumulated profit may be distributed as dividend to the Company’s shareholders without the consent of a third party. As of June 30, 2023 and December 31, 2022, total restricted net assets amounted to $1,106,578 and $1,006,578, respectively.

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

NOTE 13 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2023	2022	2023	2022
A	30%	32%	30%	30%
B	19%	20%	19%	19%
C	13%	13%	13%	13%

Two customers, of which, one is a related party and the other is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at June 30, 2023, accounted for 77.8% of the Company’s total outstanding rent receivable at June 30, 2023.

Two customers, of which, one is a related party and the other is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at December 31, 2022, accounted for 81.4% of the Company’s total outstanding rent receivable at December 31, 2022.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three and six months ended June 30, 2023 and 2022.

NOTE 14 – SEGMENT INFORMATION

For the three and six months ended June 30, 2022, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations.

Due to the winding down of the medical related consulting services segment in 2022, the Company decided to cease all operations of this segment and no longer has any material revenues or expenses in this segment. As a result, commencing from the first quarter of 2023, the Company’s chief operating decision maker no longer reviews medical related consulting services operating results.

On February 9, 2023, the Company purchased 40% of Lab Services MSO. Commencing from the purchase date, February 9, 2023, the Company is active in the management of Lab Services MSO. During the three and six months ended June 30, 2023, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment (which commenced with the purchase date, February 9, 2023) since Lab Services MSO’s operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The Company regularly reviews the operating results and performance of Lab Services MSO, which is the Company’s an equity method investee.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30, 2023
	Real property rental	Lab Services MSO	Corporate/ Other	Total
Real property rental revenue	$306,905	$-	$-	$306,905
Real property operating expenses	(245,403)	-	-	(245,403)
Real property operating income	61,502	-		61,502
Income from equity method investment – Lab Services MSO	-	308,395	-	308,395
Other operating expenses	(79,630)	-	(2,154,891)	(2,234,521)
Other (expense) income:
Interest expense	-	-	(246,278)	(246,278)
Other income (expense)	3	-	(432,414)	(432,411)
Net (loss) income	$(18,125)	$308,395	$(2,833,583)	$(2,543,313)

	Three Months Ended June 30, 2022
	Real property rental	Medical related consulting services	Corporate/ Other	Total
Real property rental revenue	$290,821	$-	$-	$290,821
Real property operating expenses	(211,703)	-	-	(211,703)
Real property operating income	79,118	-	-	79,118
Other operating expenses	(81,899)	(106,235)	(2,734,555)	(2,922,689)
Other (expense) income:
Interest expense	-	-	(93,743)	(93,743)
Other income	3	136,497	772,340	908,840
Net (loss) income	$(2,778)	$30,262	$(2,055,958)	$(2,028,474)

		Six Months Ended June 30, 2023
	Real property rental	Lab Services MSO	Corporate/ Other	Total
Real property rental revenue	$603,070	$-	$-	$603,070
Real property operating expenses	(493,848)	-	-	(493,848)
Real property operating income	109,222	-	-	109,222
Income from equity method investment – Lab Services MSO	-	355,134		355,134
Other operating expenses	(193,341)	-	(4,753,136)	(4,946,477)
Other (expense) income:
Interest expense	-	-	(402,504)	(402,504)
Other income (expense)	7	-	(442,609)	(442,602)
Net (loss) income	$(84,112)	$355,134	$(5,598,249)	$(5,327,227)

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SEGMENT INFORMATION (continued)

	Six Months Ended June 30, 2022
	Real property rental	Medical related consulting services	Corporate/ Other	Total
Real property rental revenue	$588,452	$-	$-	$588,452
Real property operating expenses	(430,151)	-	-	(430,151)
Real property operating income	158,301	-	-	158,301
Other operating expenses	(188,952)	(193,350)	(4,746,512)	(5,128,814)
Other (expense) income:
Interest expense	-	-	(133,429)	(133,429)
Other income	7	232,583	772,340	1,004,930
Net (loss) income	$(30,644)	$39,233	$(4,107,601)	$(4,099,012)

Identifiable long-lived tangible assets at June 30, 2023 and December 31, 2022	June 30, 2023	December 31, 2022
Real property operations	$7,300,294	$7,367,360
Medical related consulting services	-	408
Corporate/Other	92,918	130,613
Total	$7,393,212	$7,498,381

Identifiable long-lived tangible assets at June 30, 2023 and December 31, 2022	June 30, 2023	December 31, 2022
United States	$7,316,186	$7,393,307
China	77,026	105,074
Total	$7,393,212	$7,498,381

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases Commitment

The Company is a party to leases for office space. These lease agreements will expire through February 2025. Rent expense under all operating leases amounted to approximately $66,000 and $72,000 for the six months ended June 30, 2023 and 2022, respectively. Supplemental cash flow information related to leases for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$66,045	$82,792
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$243,169	$-

The following table summarizes the lease term and discount rate for the Company’s operating lease as of June 30, 2023:

Operating Lease
Weighted average remaining lease term (in years)	1.59
Weighted average discount rate	11.0%

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases Commitment (continued)

The following table summarizes the maturity of lease liabilities under operating lease as of June 30, 2023:

For the Twelve-month Period Ending June 30:	Operating Lease
2024	$135,386
2025	69,475
2026 and thereafter	-
Total lease payments	204,861
Amount of lease payments representing interest	(15,941)
Total present value of operating lease liabilities	$188,920

Current portion	$121,486
Long-term portion	67,434
Total	$188,920

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (continued)

Line of Credit Agreement

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), a significant shareholder and director of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the Line of Credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of June 30, 2023, $850,000 was outstanding under the Line of Credit.

Amended and Restated Membership Interest Purchase Agreement

On February 9, 2023, the Company entered into an Amended and Restated Membership Interest Purchase Agreement (the “Amended MIPA”), by and among Avalon Laboratory Services, Inc., a wholly-owned subsidiary of the Company, SCBC Holdings LLC, the Zoe Family Trust, Bryan Cox and Sarah Cox as individuals, and Laboratory Services MSO. According to the Amended MIPA, at any time during the period beginning on February 9, 2023 and ending on the date nine (9) months after February 9, 2023, Avalon Laboratory Services, Inc., or its designated affiliates under the Amended MIPA, may purchase from SCBC Holdings LLC twenty percent (20%) of the total issued and outstanding equity interests of Laboratory Services MSO for the purchase price of (i) $6,000,000 in cash and (ii) the issuance of an additional 4,000 shares of Series B Preferred Stock valued at $4,000,000, in accordance with the terms and conditions set forth in the Amended MIPA (See Note – 5 - Investment in Laboratory Services MSO, LLC). As of June 30, 2023, the Company did not purchase any additional equity interest from SCBC Holdings LLC.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

July 2023 Convertible Note Financing

In July 2023, the Company entered into a securities purchase agreement with certain lenders (the “July 2023 Lenders”) and closed on the issuance of a 13.0% senior secured convertible promissory note in the aggregate principal amount of $500,000 (the “July 2023 Note”), as well as the issuance of 25,000 shares of common stock as a commitment fee and warrants for the purchase of up to 76,830 shares of the Company’s common stock. The Company and its subsidiaries have also entered into a security agreement, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the July 2023 Note. The July 2023 Lenders acquired the July 2023 Note for $475,000 after an original issue discount of $25,000. The July 2023 Note matures on July 6, 2024 and accrues interest at a rate of 13.0% per annum. The July 2023 Note contains certain negative covenants. If the July 2023 Note is accelerated following the occurrence of an event of default as described in such note, the Company is required to pay 120% of the principal and interest outstanding under the July 2023 Note. The principal amount and interest under the July 2023 Note is convertible into shares of Company common stock at a conversion price of $4.50 per share, unless the Company fails to make an amortization payment when due which commences in January 2024 in accordance with the terms of the July 2023 Note, in which case the conversion price shall be the lower of (i) $4.50 or (ii) 85% of the lowest VWAP of the Company’s common stock on any trading day during the five (5) trading days prior to the respective conversion date, subject to a floor of $1.50 per share. The warrants are comprised of (i) a warrant to purchase 41,665 shares of the Company’s common stock at an exercise price of $4.50 and exercisable until July 6, 2028 and (ii) a warrant to purchase 35,165 shares of Company common stock at an exercise price of $3.20 and exercisable until July 6, 2028 and which warrant shall be cancelled and extinguished upon the payment of the July 2023 Notes. The conversion price of the July 2023 Note and the exercise price of the warrants issued thereunder contain certain price protection anti-dilution adjustments if an event of default occurs under the July 2023 Notes.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – SUBSEQUENT EVENTS (continued)

ATM

In June 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth) under which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $3.5 million. From July 1, 2023 to August 10, 2023, Roth sold an aggregate of 343,380 shares of common stock at an average price of $1.45 per share to investors. The Company received net cash proceeds of $483,235, net of commission paid for sales agent and other fees of $14,975.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. Accordingly, factors that may affect our results include, but are not limited to:

●	our dependence on product candidates that are still in an early development stage;

●	our ability to successfully complete research and further development, including preclinical and clinical studies;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our ability to negotiate strategic partnerships, where appropriate, for our product candidates;

●	our ability to manage multiple clinical trials for a variety of product candidates at different stages of development;

●	the cost, timing, scope and results of ongoing preclinical and clinical testing;

●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;

●	the cost, timing and uncertainty of obtaining regulatory approvals for our product candidates;

●	the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;

●	the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;

●	our ability to commercialize our product candidates and the growth of the markets for those product candidates;

●	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;

●	our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new product candidates and expand our focus to broader markets for our existing targeted therapeutics;

●	our ability to raise sufficient capital to fund our preclinical and clinical studies and to meet our long-term liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, discontinue or delay our commercial manufacturing efforts, discontinue or delay our efforts to expand into additional indications for our product candidates, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;

●	our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention;

●	our ability to develop and commercialize products without infringing the intellectual property rights of third parties;

●	heightened competition from commercial clinical testing companies, IDNs, physicians and others;

●	increased pricing pressure from customers, including payers and patients, and changing relationships with customers, payers, suppliers or strategic partners;

●	impact of changes in payment mix, including increased patient financial responsibility and any shift from fee-for-service to discounted, capitated or bundled fee arrangements;

●	adverse actions by government, including healthcare reform that focuses on reducing healthcare costs but does not recognize the value and importance to healthcare of clinical testing or innovative solutions, unilateral reduction of fee schedules payable to us, unilateral recoupment of amounts allegedly owed and competitive bidding;

●	the impact of increased prior authorization programs;

●	adverse results from pending or future government investigations, lawsuits or private actions. These include, in particular, monetary damages, loss or suspension of licenses or criminal penalties;

●	the impact of the COVID-19 pandemic on our business or on the economy generally, and

●	a decline in economic conditions, including the impact of an inflationary environment.

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

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this report.

Overview

The Company is dedicated to developing and delivering innovative, transformative, precision diagnostics and clinical laboratory services. Our main strategy is to acquire ownership or license rights in precision diagnostic assets, genetic testing and clinical laboratory companies through joint ventures, share ownership structures or distribution rights. We plan to play a leading role in the innovation of diagnostic testing, utilizing proprietary technology to deliver precise, genetics-driven results. As a first major step into the laboratory market, we completed an acquisition of a 40% membership interest in Laboratory Services MSO, LLC, which closed in February 2023.

We have the following areas of focus:

Laboratory Acquisitions

We have embarked on a laboratory rollup strategy focused on forming joint ventures and acquiring laboratories that are accretive to our commercial strategy. As a first step, in February of 2023, we acquired a 40% membership interest in Laboratory Services MSO.

●	Lab Services MSO is focused on delivering high quality services related to toxicology and wellness testing and provides a broad portfolio of diagnostic tests including drug testing, toxicology, and a broad array of test services, from general bloodwork to anatomic pathology, and urine toxicology. Specific capabilities include STAT blood testing, qualitative drug screening, genetic testing, urinary testing, and sexually transmitted disease testing. The panels that Lab Services MSO tests for are thyroid panel, comprehensive metabolic panel, kidney profile, liver function tests, and other individual tests. Through Lab Services MSO, we use fast, accurate, and efficient equipment to provide practitioners with the tools to quickly determine if a patient is following their designated treatment plan. In most instances, we are able to provide a practitioner with qualitative drug class results the same day the sample is received. Lab Services MSO provides a menu of extensive chemistry tests that physicians can use to obtain information to better treat their patients and maintain their overall wellness. Lab Services MSO has developed a premier reputation for customer service and fast turnaround times.

●	Lab Services MSO is also focused on commercialization of genetic-based proprietary testing. The first area of focus in this area is confirmatory genetic testing during toxicology screening and genetic testing to screen for addictive propensity. Lab Services MSO laboratory plans to focus on diagnostic testing utilizing proprietary technology to deliver precise genetic driven results.

Product Commercialization

We are exploring the commercialization and development of a versatile breathalyzer system.

●	The KetoAir breathalyzer is a handheld device that allows the user to detect acetone levels in exhaled breath. The acetone level is in concentration units (ppm, part-per-million) such that the user will know his/her real-time ketosis status: inadequate ketosis (0-3.99 ppm), mild ketosis (4-9.99 ppm), optimal ketosis (10-40 ppm), or alarming level (> 40 ppm). The breathalyzer is registered with the United States FDA as a Class I medical device. The device is also paired with an “AI Nutritionist” software program (via Bluetooth connection) which is downloadable from Google Play (for Android mobile phones, approved) and iPhone (the app is currently being reviewed by Apple iOS AppStore). It helps users to monitor and manage their ketogenic diet and related programs. We believe the KetoAir breathalyzer can be an essential tool to help diabetic patients adhere to their therapeutic programs and optimize their ketogenic dietary management.

●	We were granted exclusive distributorship rights for the KetoAir breathalyzer in the following territories: North America, South America, the EU and the UK. We had a pilot launch and exhibition of the KetoAir breathalyzer in this year’s KetoCon conference in Austin, Texas (April 21-23, 2023). For our commercialization strategy, we intend to target the diabetes and obesity markets. We are evaluating options for commercialization, including identifying distribution partners or distributing KetoAir ourselves.

Research and Development

●	We are focused on bringing forward intellectual property through joint patent filings with the Massachusetts Institute of Technology (MIT). We completed a sponsored research and co-development project with MIT led by Professor Shuguang Zhang as Principal Investigator. Using the unique QTY code protein design platform, six water-soluble variant cytokine receptors have been successfully designed and tested to show binding affinity to the respective cytokines. We currently are focused on bringing forward the intellectual property associated with this program through joint patent submissions.

Other Areas

In order to preserve cash and focus on our core laboratory rollup strategy and product commercialization, we have currently suspended all research and development efforts related to cellular therapy in order to redirect our funding efforts to our core business strategies outlined above.

Going Concern

The Company is a commercial stage company dedicated to developing and delivering innovative, transformative, precision diagnostics and clinical laboratory services. The Company is establishing a leading role in the innovation of diagnostic testing, utilizing proprietary technology to deliver precise, genetics-driven results. The Company also provides laboratory services, offering a broad portfolio of diagnostic tests including drug testing, toxicology, and a broad array of test services, from general bloodwork to anatomic pathology, and urine toxicology.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had working capital deficit of approximately $4,542,000 at June 30, 2023 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $5,327,000 and $4,360,000 for the six months ended June 30, 2023, respectively.

The Company has a limited operating history and its continued growth is dependent upon the continuation of generating rental revenue from its income-producing real estate property in New Jersey and income from equity method investment through its forty percent (40%) interest in Lab Services MSO and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Significant estimates during the three and six months ended June 30, 2023 and 2022 include the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable, and the fair value of the consideration given in the purchase of 40% of Lab Services MSO.

Investment in Unconsolidated Companies

The Company uses the equity method of accounting for its investments in, and earning or loss of, companies that it does not control but over which it does exert significant influence. The Company considers whether the fair values of its equity method investments have declined below their carrying values whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. Impairment of equity method investment amounted to $464,406 for the six months ended June 30, 2023. See Note 5 for discussion of equity method investments.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

Real Property Rental Revenue

For the three months ended June 30, 2023, we had real property rental revenue of $306,905, as compared to $290,821 for the three months ended June 30, 2022, an increase of $16,084, or 5.5%. For the six months ended June 30, 2023, we had real property rental revenue of $603,070, as compared to $588,452 for the six months ended June 30, 2022, an increase of $14,618, or 2.5%. The increase was primarily attributable to the increase of tenants in the second quarter of 2023. We expect that our revenue from real property rent will remain in its current quarterly level with minimal increase in the near future.

Real Property Operating Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended June 30, 2023, our real property operating expenses amounted to $245,403, as compared to $211,703 for the three months ended June 30, 2022, an increase of $33,700, or 15.9%. The increase was mainly due to an increase in property management fees of approximately $6,000, an increase in repairs and maintenance fee of approximately $20,000, and an increase in utilities of approximately $11,000, offset by a decrease in other miscellaneous items of approximately $3,000.

For the six months ended June 30, 2023, our real property operating expenses amounted to $493,848, as compared to $430,151 for the six months ended June 30, 2022, an increase of $63,697 or 14.8%. The increase was mainly due to an increase in property management fees of approximately $15,000, an increase in repairs and maintenance fee of approximately $36,000, and an increase in utilities of approximately $16,000, offset by a decrease in other miscellaneous items of approximately $3,000.

Real Property Operating Income

Our real property operating income for the three months ended June 30, 2023 was $61,502, representing a decrease of $17,616 or 22.3%, as compared to $79,118 for the three months ended June 30, 2022. Our real property operating income for the six months ended June 30, 2023 was $109,222, representing a decrease of $49,079 or 31.0%, as compared to $158,301 for the six months ended June 30, 2022. The decrease was primarily attributable to the increase in real property operating expenses as described above. We expect our real property operating income will remain in its current quarterly level with minimal increase in the near future.

Income from Equity Method Investment – Lab Services MSO

For the three and six months ended June 30, 2023, we had income from our investment in Lab Services MSO of $308,395 and $355,134, respectively, which represents our share of Lab Services MSO’s net income. We purchased 40% of Lab Services MSO on February 9, 2023. We expect that our income from our investment in Lab Services MSO will continue to increase in the near future.

Other Operating Expenses

For the three and six months ended June 30, 2023 and 2022, other operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Advertising and marketing expenses	$505,217	$130,395	$1,196,970	$657,201
Professional fees	998,512	436,447	2,224,751	1,257,755
Compensation and related benefits	454,123	503,541	905,678	1,026,586
Research and development	17,810	254,476	110,160	371,160
Litigation settlement	-	1,350,000	-	1,350,000
Directors and officers liability insurance premium	103,802	103,584	207,603	207,168
Travel and entertainment	55,578	41,282	117,952	79,562
Rent and related utilities	15,973	19,656	33,261	40,212
Other general and administrative	83,506	83,308	150,102	139,170
	$2,234,521	$2,922,689	$4,946,477	$5,128,814

●	For the three months ended June 30, 2023, advertising and marketing expenses increased by $374,822 or 287.5% as compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, advertising and marketing expenses increased by $539,769 or 82.1% as compared to the six months ended June 30, 2022. The increase was primarily due to increased advertising activities to enhance the visibility and marketability of our company and to improve brand recognition and awareness. We expect that our advertising and marketing expenses will remain in its current quarterly level with minimal increase in the near future.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees. For the three months ended June 30, 2023, professional fees increased by $562,065, or 128.8%, as compared to the three months ended June 30, 2022, which was primarily attributable to an increase in audit fees of approximately $173,000 mainly due to the increased audit services related to our purchase of 40% of Lab Services MSO, an increase in accounting fees of approximately $282,000 mainly due to the increased accounting services related to our purchase of 40% of Lab Services MSO, and an increase in legal service fees of approximately $141,000 mainly due to the increased legal services related to our purchase of 40% of Lab Services MSO, offset by a decrease in other miscellaneous items of approximately $34,000. For the six months ended June 30, 2023, professional fees increased by $966,996, or 76.9%, as compared to the six months ended June 30, 2022, which was primarily attributable to an increase in consulting fees of approximately $268,000 mainly due to the increase in use of consulting service providers related to our purchase of 40% of Lab Services MSO, an increase in audit fees of approximately $238,000 due to the increased audit services related to our purchase of 40% of Lab Services MSO, and an increase in accounting fees of approximately $500,000 mainly due to the increased accounting services related to our purchase of 40% of Lab Services MSO, offset by a decrease in other miscellaneous items of approximately $39,000. We expect that our professional fees will decrease in the near future.

●	For the three months ended June 30, 2023, compensation and related benefits decreased by $49,418, or 9.8%, as compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, compensation and related benefits decreased by $120,908, or 11.8%, as compared to the six months ended June 30, 2022. The decrease was primarily attributable to the decrease in stock-based compensation which reflected the value of options granted and vested to our management. We expect that our compensation and related benefits will remain in its current quarterly level with minimal increase in the near future.

●	For the three months ended June 30, 2023, research and development expenses decreased by $236,666, or 93.0%, as compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, research and development expenses decreased by $261,000, or 70.3%, as compared to the six months ended June 30, 2022. The decrease was mainly attributable to we decreased research and development projects in the first half of 2023. We expect that our research and development expenses will remain in its current quarterly level with minimal increase in the near future.

●	For the three months ended June 30, 2023, litigation settlement decreased by $1,350,000, or 100.0%, as compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, litigation settlement decreased by $1,350,000, or 100.0%, as compared to the six months ended June 30, 2022. The decrease was due to a settlement signed in June 2022.

●	For the three months ended June 30, 2023, Directors and Officers Liability Insurance premium increased by $218, or 0.2%, as compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, Directors and Officers Liability Insurance premium increased by $435, or 0.2%, as compared to the six months ended June 30, 2022.

●	For the three months ended June 30, 2023, travel and entertainment expense increased by $14,296, or 34.6%, as compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, travel and entertainment expense increased by $38,390, or 48.3%, as compared to the six months ended June 30, 2022. The increase was mainly due to increased business travel activities in the first half of 2023.

●	For the three months ended June 30, 2023, rent and related utilities expenses decreased by $3,683, or 18.7%, as compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, rent and related utilities expenses decreased by $6,951, or 17.3%, as compared to the six months ended June 30, 2022. The decrease was attributable to decreased rental rate in the first half of 2023.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, office supplies, miscellaneous taxes, and other miscellaneous items. For the three months ended June 30, 2023, other general and administrative expenses increased by $198, or 0.2%, as compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, other general and administrative expenses increased by $10,932, or 7.9%, as compared to the six months ended June 30, 2022, which was mainly attributable to an increase in franchise tax of approximately $26,000, offset by a decrease in other miscellaneous items of approximately $15,000 due to our efforts at stricter controls on corporate expenditure.

Loss from Operations

As a result of the foregoing, for the three months ended June 30, 2023, loss from operations amounted to $1,864,624, as compared to $2,843,571 for the three months ended June 30, 2022, a decrease of $978,947 or 34.4%. As a result of the foregoing, for the six months ended June 30, 2023, loss from operations amounted to $4,482,121, as compared to $4,970,513 for the six months ended June 30, 2022, a decrease of $488,392 or 9.8%.

Other (Expense) Income

Other (expense) income mainly includes third party and related party interest expense, loss from equity method investment, change in fair value of derivative liability, impairment of equity method investment, and other miscellaneous (expense) income.

Other expense, net, totaled $678,689 for the three months ended June 30, 2023, as compared to other income, net, of $815,097 for the three months ended June 30, 2022, a decrease of $1,493,786, or 183.3%, which was primarily attributable to an increase in interest expense of approximately $153,000 mainly driven by the increase in outstanding borrowings in the second quarter of 2023, a decrease in gain from change in fair value of derivative liability of approximately $728,000, an increase in impairment of equity method investment of approximately $464,000, and a decrease in other miscellaneous income of approximately $152,000.

Other expense, net, totaled $845,106 for the six months ended June 30, 2023, as compared to other income, net, of $871,501 for the six months ended June 30, 2022, a decrease of $1,716,607, or 197.0%, which was primarily attributable to an increase in interest expense of approximately $269,000 mainly driven by the increase in outstanding borrowings in the six months ended June 30, 2023, a decrease in gain from change in fair value of derivative liability of approximately $728,000, an increase in impairment of equity method investment of approximately $464,000, and a decrease in other miscellaneous income of approximately $262,000.

Income Taxes

We did not have any income taxes expense for the three and six months ended June 30, 2023 and 2022 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $2,543,313 for the three months ended June 30, 2023, as compared to $2,028,474 for the three months ended June 30, 2022, an increase of $514,839 or 25.4%. As a result of the factors described above, our net loss was $5,327,227 for the six months ended June 30, 2023, as compared to $4,099,012 for the six months ended June 30, 2022, an increase of $1,228,215 or 30.0%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $2,543,313 or $0.25 per share (basic and diluted) for the three months ended June 30, 2023, as compared with $2,028,474 or $0.23 per share (basic and diluted) for the three months ended June 30, 2022, an increase of $514,839 or 25.4%. The net loss attributable to Avalon GloboCare Corp. common shareholders was $5,327,227 or $0.52 per share (basic and diluted) for the six months ended June 30, 2023, as compared with $4,099,012 or $0.46 per share (basic and diluted) for the six months ended June 30, 2022, an increase of $1,228,215 or 30.0%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Genexosome, Avactis, and Exosome, is the U.S. dollar and the functional currency of Avalon Shanghai is the Chinese Renminbi (“RMB”). The financial statement of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rate of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rate for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $11,011 and $43,503 for the three months ended June 30, 2023 and 2022, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $7,341 and $41,482 for the six months ended June 30, 2023 and 2022, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $2,554,324 and $2,071,977 for the three months ended June 30, 2023 and 2022, respectively. As a result of our foreign currency translation adjustment, we had comprehensive loss of $5,334,568 and $4,140,494 for the six months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

The Company has a limited operating history and its continued growth is dependent upon the continuation of generating rental revenue from its income-producing real estate property in New Jersey and income from equity method investment through its forty percent (40%) interest in Lab Services MSO and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. As described below, the Company has raised additional capital through the sale of equity and debt and the Company plans on raising additional capital in the future through the sale of equity or debt to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2023 and December 31, 2022, we had cash balance of approximately $653,000 and $1,991,000, respectively. These funds are kept in financial institutions located as follows:

Country:	June 30, 2023		December 31, 2022
United States	$552,404	84.6%	$1,806,083	90.7%
China	100,787	15.4%	184,827	9.3%
Total cash	$653,191	100.0%	$1,990,910	100.0%

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

The following table sets forth a summary of changes in our working capital deficit from December 31, 2022 to June 30, 2023:

	June 30,	December 31,	Changes in
	2023	2022	Amount	Percentage
Working capital deficit:
Total current assets	$1,422,754	$2,373,526	$(950,772)	(40.1)%
Total current liabilities	5,965,232	3,579,805	2,385,427	66.6%
Working capital deficit	$(4,542,478)	$(1,206,279)	$(3,336,199)	276.6%

 Our working capital deficit increased by $3,336,199 to $4,542,478 at June 30, 2023 from $1,206,279 at December 31, 2022. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $1,338,000, an increase in operating lease obligation of approximately $110,000, an increase in equity method investment payable of $1,000,000 resulting from the purchase of 40% of Lab Services MSO incurred in February 2023, an increase in convertible note payable, net, of approximately $1,020,000 resulting from the issuance of May 2023 Convertible Note, offset by an increase in prepaid expense and other current assets of approximately $386,000 which was mainly attributable to an increase in prepaid professional fees of approximately $175,000 and an increase in deferred financing costs of approximately $191,000.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flows for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

The following summarizes the key components of our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(4,359,759)	$(2,686,722)
Net cash used in investing activities	(22,201)	(55,757)
Net cash provided by financing activities	3,046,564	3,130,443
Effect of exchange rate on cash	(2,323)	(15,294)
Net (decrease) increase in cash	$(1,337,719)	$372,670

Net cash flow used in operating activities for the six months ended June 30, 2023 was $4,359,759, which primarily reflected our consolidated net loss of approximately $5,327,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in accrued liabilities and other payables of approximately $231,000 due to payments made to vendors in the six months ended June 30, 2023, and the non-cash items adjustment primarily consisting of income from equity method investment of approximately $337,000 resulting from our purchase of 40% of Lab Services MSO in February 2023, offset by depreciation of approximately $123,000, stock-based compensation and service expense of approximately $867,000, and impairment of equity method investment of approximately $464,000.

Net cash flow used in operating activities for the six months ended June 30, 2022 was $2,686,722, which primarily reflected our consolidated net loss of approximately $4,099,000, and the non-cash item adjustment consisting of change in fair market value of derivative liability of approximately $769,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in operating lease obligation of approximately $80,000, offset by an increase in accounts payable of approximately $389,000, an increase in accrued liabilities and other payables of approximately $675,000, which was mainly attributable to the increase in accrued settlement of lawsuit of $1,350,000 resulting from a settlement signed in June 2022 offset by the decrease in accrued professional fees of approximately $396,000 due to payments made to our professional service providers in the first half of 2022 and the decrease in accrued research and development fees of approximately $319,000 resulting from payments made to research and development service provider in the six months ended June 30, 2022, and an increase in accrued liabilities and other payables – related parties of approximately $72,000, and the non-cash items adjustment primarily consisting of depreciation of approximately $169,000, amortization of right-of-use asset of approximately $68,000, stock-based compensation and service expense of approximately $821,000, and amortization of debt discount of approximately $55,000.

We expect our cash used in operating activities to increase due to the following:

●	the development and commercialization of new products;

●	an increase in professional staff and services; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities was $22,201 for the six months ended June 30, 2023 as compared to $55,757 for the six months ended June 30, 2022. During the six months ended June 30, 2023, we made payment for purchase of property and equipment of approximately $22,000. During the six months ended June 30, 2022, we made payments for purchase of property and equipment of approximately $2,000 and made additional investment in equity method investment in Epicon of approximately $54,000.

Net cash flow provided by financing activities was $3,046,564 for the six months ended June 30, 2023 as compared to $3,130,443 for the six months ended June 30, 2022. During the six months ended June 30, 2023, we received proceeds from related party borrowings of $850,000 and net proceeds from issuance of convertible debt and warrants of $1,261,000 (net of original issue discount of $75,000 and cash paid for convertible note issuance costs of $164,000), and net proceeds from issuance of balloon promissory note of $936,000 (net of cash paid for promissory note issuance costs of approximately $64,000). During the six months ended June 30, 2022, we received proceeds from related party borrowings of $100,000 and net proceeds from equity offering of approximately $112,000 (net of cash paid for commission and other offering costs of approximately $24,000) and proceeds from issuance of convertible debt and warrants of approximately $3,719,000 to fund our working capital needs, offset by repayments made for note payable – related party of $390,000 and repayments made for loan payable – related party of $410,000.

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

August 2019 Credit Facility

In the third quarter of 2019, we had secured a $20 million credit facility (Line of Credit) provided by our Chairman, Wenzhao Lu. The unsecured credit facility bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. As of June 30, 2023, the total principal amount outstanding under the Credit Line was $850,000 and we used approximately $6.8 million of the credit facility and have approximately $13.2 million remaining available under the Line Credit.

ATM

In June 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth) under which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $3.5 million. From July 1, 2023 to August 10, 2023, Roth sold an aggregate of 343,380 shares of common stock at an average price of $1.45 per share to investors. The Company received net cash proceeds of $483,235, net of commission paid for sales agent and other fees of $14,975.

Balloon Mortgage Note

In May 2023, the Company, through Avalon RT9 Properties, LLC (“Avalon RT9”), executed a balloon mortgage note in favor of a lender (the “Lender”) in the original principal amount of $1,000,000 (the “Balloon Mortgage Note”), which Balloon Mortgage Note shall accrue interest at the annual rate of 13.0% and be paid in monthly installments of interest-only in the amount of $10,833 commencing in June 2023 and continuing through October, 2025 (at which point any unpaid balance of principal, interest and other charges shall be due and payable). The Balloon Mortgage Note is secured by a second-lien mortgage on the Company’s real property in Monmouth County, New Jersey, In addition, the Company and Avalon RT9 executed a guaranty related to the Balloon Mortgage Note.

May 2023 Convertible Note Financing

In May 2023, the Company entered into a securities purchase agreement with certain lenders (the “May 2023 Lenders”) and closed on the issuance of a 13.0% senior secured convertible promissory note in the aggregate principal amount of $1,500,000 (the “May 2023 Note”), as well as the issuance of 75,000 shares of common stock as a commitment fee and warrants for the purchase of up to 230,000 shares of the Company’s common stock. The Company and its subsidiaries have also entered into a security agreement, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the May 2023 Note. The May 2023 Lenders acquired the May 2023 Note for $1,425,000 after an original issue discount of $75,000. The May 2023 Note matures on May 23, 2024 and accrues interest at a rate of 13.0% per annum. The May 2023 Note contains certain negative covenants. If the May 2023 Note is accelerated following the occurrence of an event of default as described in such note, the Company is required to pay 120% of the principal and interest outstanding under the May 2023 Note. The principal amount and interest under the May 2023 Note is convertible into shares of Company common stock at a conversion price of $4.50 per share, unless the Company fails to make an amortization payment when due in accordance with the terms of the May 2023 Note, in which case the conversion price shall be the lower of (i) $4.50 or (ii) 85% of the lowest VWAP of the Company’s common stock on any trading day during the five (5) trading days prior to the respective conversion date, subject to a floor of $1.50 per share. The warrants are comprised of (i) a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $4.50 and exercisable until May 23, 2028 and (ii) a warrant to purchase 105,5000 shares of Company common stock at an exercise price of $3.20 and exercisable until May 23, 2028 and which warrant shall be cancelled and extinguished upon the payment of the May 2023 Note. The conversion price of the May 2023 Note and the exercise price of the warrants issued thereunder contain certain price protection anti-dilution adjustments if an event of default occurs under the May 2023 Notes.

July 2023 Convertible Note Financing

In July 2023, the Company entered into a securities purchase agreement with certain lenders (the “July 2023 Lenders”) and closed on the issuance of a 13.0% senior secured convertible promissory note in the aggregate principal amount of $500,000 (the “July 2023 Note”), as well as the issuance of 25,000 shares of common stock as a commitment fee and warrants for the purchase of up to 76,830 shares of the Company’s common stock. The Company and its subsidiaries have also entered into a security agreement, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the July 2023 Note. The July 2023 Lenders acquired the July 2023 Note for $475,000 after an original issue discount of $25,000. The July 2023 Note matures on July 6, 2024 and accrues interest at a rate of 13.0% per annum. The July 2023 Note contains certain negative covenants. If the July 2023 Note is accelerated following the occurrence of an event of default as described in such note, the Company is required to pay 120% of the principal and interest outstanding under the July 2023 Note. The principal amount and interest under the July 2023 Note is convertible into shares of Company common stock at a conversion price of $4.50 per share, unless the Company fails to make an amortization payment when due which commences in January 2024 in accordance with the terms of the July 2023 Note, in which case the conversion price shall be the lower of (i) $4.50 or (ii) 85% of the lowest VWAP of the Company’s common stock on any trading day during the five (5) trading days prior to the respective conversion date, subject to a floor of $1.50 per share. The warrants are comprised of (i) a warrant to purchase 41,665 shares of the Company’s common stock at an exercise price of $4.50 and exercisable until July 6, 2028 and (ii) a warrant to purchase 35,165 shares of Company common stock at an exercise price of $3.20 and exercisable until July 6, 2028 and which warrant shall be cancelled and extinguished upon the payment of the July 2023 Notes. The conversion price of the July 2023 Note and the exercise price of the warrants issued thereunder contain certain price protection anti-dilution adjustments if an event of default occurs under the July 2023 Notes.

We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations through cash flow provided by operations, and cash available under our ATM and lending facilities and sales of equity. Other than funds received as described above and cash resource generating from our operations, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. Therefore, our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

Foreign Currency Exchange Rate Risk

In November of 2022, we decided to cease all operations in China with the exception of a small administrative office, Avalon Shanghai. We do not expect nor do we plan that there will be further revenue generated from PRC operations in the foreseeable future. Thus, exchange rate fluctuations between RMB and US dollars do not have a material effect on us. For the three months ended June 30, 2023 and 2022, we had an unrealized foreign currency translation loss of approximately $11,000 and $44,000, respectively, because of changes in the exchange rate. For the six months ended June 30, 2023 and 2022, we had an unrealized foreign currency translation loss of approximately $7,000 and $41,000, respectively, because of changes in the exchange rate.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weakness that was previously reported in our Form 10-K Annual Report for the year ended December 31, 2022, that have not yet been remediated.

Changes in Internal Controls Over Financial Reporting

Management describes a plan to remediate the material weaknesses within our 10K filed in March of 2023. Management is working towards enhancing internal controls, including the hiring of a controller at Lab Services, MSO, who is also expected to assist us with our internal control weaknesses. Additionally, management continued its risk assessment to identify risks and objectives. There were no other changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

ITEM 1A. RISK FACTORS

While a major part of our business strategy is to pursue strategic laboratory acquisitions, we may not be able to identify businesses for which we can acquire on acceptable terms, face risks due to financing such acquisitions, and our acquisition strategy may result in significant costs or expose us to substantial risks inherent in the acquired business’s operations.

Our strategy of pursuing strategic laboratory acquisitions may be negatively impacted by several risks, including the following:

●	We may not successfully identify companies that are complementary to our business or that can diversify our revenue or enhance our ability to implement our business strategy;

●	We may not successfully acquire companies if we fail to obtain financing, if we fail to negotiate the acquisition on acceptable terms, or for other related reasons;

●	We may incur additional expenses due to acquisition due diligence, including legal, accounting, consulting, and other professional fees and disbursements. Such additional expenses may be material, will likely not be reimbursed, and would increase the aggregate cost of any acquisition;

●	Any acquired business will expose us to the acquired company’s liabilities and to risks inherent to its industry, and we may not be able to ascertain or assess all of the significant risks;

●	We may require additional financing in connection with any future acquisition, and such financing may adversely impact, or be restricted by, our capital structure or increase our indebtedness; and

●	Achieving the anticipated potential benefits of a strategic acquisition will depend in part on the successful integration of the operations, administrative infrastructures, and personnel of the acquired company or companies in a timely and efficient manner. Some of the challenges involved in such an integration include: (i) demonstrating to the customers of the acquired company that the consolidation will not result in adverse changes in quality, customer service standards, or business focus; (ii) preserving important relationships of the acquired company; (iii) coordinating sales and marketing efforts to effectively communicate the expanded capabilities of the combined company; and (iv) coordinating the supply chains.

Many of these factors will be outside of our control and any one of them could result in increased costs and reduced profitability, increased losses, decreases in the amount of expected revenues and diversion of our management’s time and attention. They may also delay, decrease or eliminate the realization of some or all of the benefits we anticipate when we enter into the transaction.

Our management team has limited experience in, and limited time to dedicate to, pursuing, negotiating or integrating acquisitions. If we do identify suitable candidates, we may not be able to negotiate or consummate such acquisitions on favorable terms or at all. Any acquisitions we complete may not achieve their initially intended results and benefits, and may be viewed negatively by investors and other stakeholders.

We may undertake acquisitions financed in part through public offerings or private placements of debt or equity securities, including through the new issuance of our common stock or debt securities as consideration in an acquisition transaction. Such acquisition financing could result in dilution to our current shareholders, a decrease in our earnings and/or adversely affect our financial condition, liquidity or other leverage measures.

In addition to committing additional capital resources to complete any acquisitions, substantial additional capital may be required to operate the acquired businesses following their acquisition. Moreover, these acquisitions may result in significant financial losses if the intended objectives of the transactions are not achieved. Some of the businesses we may acquire may have significant operating and financial challenges, requiring significant additional capital commitments to overcome such challenges and adversely affecting our financial condition and liquidity.

Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our results of operations, financial condition and cash flows.

Any future acquisitions could disrupt business and harm our financial condition.

If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including that:

●	the purchase price we pay could significantly deplete our cash reserves or result in dilution to our existing stockholders;

●	we may find that the acquired company or assets do not improve our offerings or market position as planned;

●	we may have difficulty integrating the operations and personnel of the acquired company;

●	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

●	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

●	we may assume or be held liable for risks and liabilities as a result of our acquisitions, some of which we may not discover during our due diligence or adequately adjust for in our acquisition arrangements;

●	we may incur one-time write-offs or restructuring charges in connection with the acquisition;

●	we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and

●	we may not be able to realize the cost savings or other financial benefits we anticipated.

These factors could have a material adverse effect on our business, financial condition, and operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2023, we issued a five-year warrant to purchase 13,333 shares of our common stock with an exercise price of $4.50 as a finder’s fee in connection with our note offerings in May and July 2023.

In July 2023, as settlement of outstanding fees of $236,280 owed to a consultant, we issued 158,600 shares of our common stock to the consultant for services rendered to us.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Sales Agreement, dated June 16, 2023, by and between Avalon GloboCare Corp. and Roth Capital Partners, LLC. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2023).
10.1	Avalon GloboCare Corp. 2020 Incentive Stock Plan (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form S-8 filed with the Securities and Exchange Commission on December 8, 2020).
10.2	Securities Purchase Agreement, dated May 23, 2023, between Avalon GloboCare Corp. and Mast Hill Fund, L.P (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).
10.3	Security Agreement, dated May 23, 2023, by and among Avalon GloboCare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Laboratory Services MSO, LLC, Genexosome Technologies Inc., International Exosome Association LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).
10.4	Senior Secured Promissory Note, dated May 23, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).
10.5	First Warrant, dated May 23, 2023, by and between Avalon GloboCare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).
10.6	Second Warrant, dated May 23, 2023, by and between Avalon GloboCare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).
10.7	Form of Balloon Mortgage Note (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).
10.8	Form of Second Mortgage and Security Agreement (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).
10.9	Form of Guaranty (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).
10.10	Form of Hazardous Material Guaranty and Indemnification Agreement (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).

10.11	Securities Purchase Agreement, dated July 6, 2023, by and between Avalon Globocare Corp. and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).
10.12	Security Agreement, dated July 6, 2023, by and among Avalon GloboCare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Laboratory Services MSO, LLC, Genexosome Technologies Inc., International Exosome Association LLC and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).
10.13	Senior Secured Promissory Note, dated July 6, 2023, by and between Avalon GloboCare Corp. and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).
10.14	First Warrant dated July 6, 2023, by and between Avalon GloboCare Corp. and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).
10.15	Second Warrant, dated July 6, 2023, by and between Avalon Globocare Corp. and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).
* 31.1	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
** 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
** 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.

	By:	/s/ David K. Jin
Dated: August 14, 2023	Name:	David K. Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Ingargiola
Dated: August 14, 2023	Name:	Luisa Ingargiola
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)