Form 10-Q
period 2023-09-30
Avalon GloboCare Corp.
filed 2023-11-14
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, 10,999,534 shares of common stock, $0.0001 par value per share, were outstanding.

AVALON GLOBOCARE CORP.

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$341,771	$1,990,910
Rent receivable	116,665	134,626
Prepaid expense and other current assets	405,599	247,990

Total Current Assets	864,035	2,373,526

NON-CURRENT ASSETS:
Operating lease right-of-use assets, net	154,854	10,885
Property and equipment, net	40,334	138,294
Investment in real estate, net	7,233,575	7,360,087
Equity method investments, net	21,370,060	485,008
Advances for equity interest purchase	-	8,999,722
Other non-current assets	304,323	384,383

Total Non-current Assets	29,103,146	17,378,379

Total Assets	$29,967,181	$19,751,905

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$1,730,232	$1,673,411
Accrued research and development fees	891,751	838,001
Accrued payroll liability and compensation	385,754	223,722
Accrued litigation settlement	450,000	450,000
Accrued liabilities and other payables	383,287	283,234
Accrued liabilities and other payables - related parties	159,481	100,000
Operating lease obligation	124,438	11,437
Equity method investment payable	1,000,000	-
Derivative liability	41,048	-
Convertible note payable, net	1,525,834	-

Total Current Liabilities	6,691,825	3,579,805

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	36,416	-
Accrued litigation settlement - noncurrent portion	-	450,000
Note payable, net	5,566,412	4,563,152
Loan payable - related party	850,000	-

Total Non-current Liabilities	6,452,828	5,013,152

Total Liabilities	13,144,653	8,592,957

Commitments and Contingencies (Note 15)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 9,000 shares issued and outstanding at September 30, 2023 and December 31, 2022. Liquidation preference $9 million at September 30, 2023	9,000,000	9,000,000
Series B Convertible Preferred Stock, 11,000 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively. Liquidation preference $11 million at September 30, 2023	11,000,000	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 10,981,534 shares issued and 10,929,534 shares outstanding at September 30, 2023; 10,013,576 shares issued and 9,961,576 shares outstanding at December 31, 2022	1,098	1,005
Additional paid-in capital	67,781,112	65,949,723
Less: common stock held in treasury, at cost; 52,000 shares at September 30, 2023 and December 31, 2022	(522,500)	(522,500)
Accumulated deficit	(70,214,597)	(63,062,721)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss	(229,163)	(213,137)
Total Avalon GloboCare Corp. stockholders' equity	16,822,528	11,158,948
Non-controlling interest	-	-

Total Equity	16,822,528	11,158,948

Total Liabilities and Equity	$29,967,181	$19,751,905

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

RENTAL REVENUE	$331,290	$317,390	$934,360	$905,842

OPERATING EXPENSES	288,083	247,152	781,931	677,303

OPERATING INCOME	43,207	70,238	152,429	228,539

INCOME FROM EQUITY METHOD INVESTMENT - LAB SERVICES MSO	354,500	-	370,060	-

OTHER OPERATING EXPENSES:
Advertising and marketing expenses	437,750	150,620	1,634,720	807,821
Professional fees	435,144	628,807	2,659,895	1,886,562
Compensation and related benefits	469,959	488,373	1,375,637	1,514,959
Research and development expenses	-	170,406	110,160	541,566
Litigation settlement	-	-	-	1,350,000
Other general and administrative expenses	195,990	221,131	704,908	687,243

Total Other Operating Expenses	1,538,843	1,659,337	6,485,320	6,788,151

LOSS FROM OPERATIONS	(1,141,136)	(1,589,099)	(5,962,831)	(6,559,612)

OTHER (EXPENSE) INCOME
Interest expense - amortization of debt discount and debt issuance cost	(199,136)	(3,248,597)	(290,794)	(3,303,282)
Interest expense - other	(229,144)	(46,547)	(527,702)	(53,751)
Interest expense - related party	(10,712)	(8,358)	(23,000)	(79,898)
Conversion inducement expense	-	(344,264)	-	(344,264)
Loss from equity method investment - Epicon	-	(9,011)	(18,564)	(33,809)
Change in fair value of derivative liability	87,173	(168,520)	128,894	600,749
Impairment of equity method investment - Epicon	-	-	(464,406)	-
Other income	7,880	242	6,527	260,701

Total Other Expense, net	(343,939)	(3,825,055)	(1,189,045)	(2,953,554)

LOSS BEFORE INCOME TAXES	(1,485,075)	(5,414,154)	(7,151,876)	(9,513,166)

INCOME TAXES	-	-	-	-

NET LOSS	$(1,485,075)	$(5,414,154)	$(7,151,876)	$(9,513,166)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	-	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(1,485,075)	$(5,414,154)	$(7,151,876)	$(9,513,166)

COMPREHENSIVE LOSS:
NET LOSS	$(1,485,075)	$(5,414,154)	$(7,151,876)	$(9,513,166)
OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(8,685)	(37,033)	(16,026)	(78,515)
COMPREHENSIVE LOSS	(1,493,760)	(5,451,187)	(7,167,902)	(9,591,681)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(1,493,760)	$(5,451,187)	$(7,167,902)	$(9,591,681)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.14)	$(0.56)	$(0.69)	$(1.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	10,795,489	9,703,603	10,372,447	9,152,168

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2023

(Unaudited)

	Avalon GloboCare Corp. Stockholders' Equity
	Series A Preferred Stock		Series B preferred Stock		Common Stock		Additional	Treasury Stock				Accumulated Other
	Number of		Number of		Number of		Paid-in	Number of		Accumulated	Statutory	Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2023	9,000	$9,000,000	-	$-	10,013,576	$1,005	$65,949,723	(52,000)	$(522,500)	$(63,062,721)	$6,578	$(213,137)	$-	$11,158,948

Issuance of Series B Convertible Preferred Stock for equity method investment	-	-	11,000	11,000,000	-	-	-	-	-	-	-	-	-	11,000,000

Issuance of common stock for services	-	-	-	-	202,731	21	463,355	-	-	-	-	-	-	463,376

Stock-based compensation	-	-	-	-	-	-	68,262	-	-	-	-	-	-	68,262

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	3,670	-	3,670

Net loss for the three months ended March 31, 2023	-	-	` -	-	-	-	-	-	-	(2,919,744)	-	-	-	(2,919,744)

Balance, March 31, 2023	9,000	9,000,000	11,000	11,000,000	10,216,307	1,026	66,481,340	(52,000)	(522,500)	(65,982,465)	6,578	(209,467)	-	19,774,512

To correct shares issued for adjustments for 1:10 reverse split	-	-	-	-	50,000	1	(1)	-	-	-	-	-	-	-

Issuance of common stock for services	-	-	-	-	158,600	16	536,264	-	-	-	-	-	-	536,280

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	75,000	7	146,993	-	-	-	-	-	-	147,000

Stock-based compensation	-	-	-	-	-	-	112,015	-	-	-	-	-	-	112,015

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(11,011)	-	(11,011)

Net loss for the three months ended June 30, 2023	-	-	-	-	-	-	-	-	-	(2,747,057)	-	-	-	(2,747,057)

Balance, June 30, 2023	9,000	9,000,000	11,000	11,000,000	10,499,907	1,050	67,276,611	(52,000)	(522,500)	(68,729,522)	6,578	(220,478)	-	17,811,739

Sale of common stock, net	-	-	-	-	456,627	46	414,350	-	-	-	-	-	-	414,396

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	25,000	2	35,498	-	-	-	-	-	-	35,500

Stock-based compensation	-	-	-	-	-	-	54,653	-	-	-	-	-	-	54,653

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(8,685)	-	(8,685)

Net loss for the three months ended September 30, 2023	-	-	-	-	-	-	-	-	-	(1,485,075)	-	-	-	(1,485,075)

Balance, September 30, 2023	9,000	$9,000,000	11,000	$11,000,000	10,981,534	$1,098	$67,781,112	(52,000)	$(522,500)	$(70,214,597)	$6,578	$(229,163)	$-	$16,822,528

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

	Avalon GloboCare Corp. Stockholders' Equity
	Preferred Stock		Common Stock		Common Stock	Additional	Treasury Stock				Accumulated Other	Non-
	Number of		Number of		to be	Paid-in	Number of		Accumulated	Statutory	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Issued	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2022	-	$-	8,897,517	$890	$-	$54,896,567	(52,000)	$(522,500)	$(51,131,874)	$6,578	$(165,266)	$-	$3,084,395

Sale of common stock, net	-	-	17,064	2	-	112,326	-	-	-	-	-	-	112,328

Stock-based compensation	-	-	-	-	-	152,323	-	-	-	-	-	-	152,323

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	2,021	-	2,021

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	-	(2,070,538)	-	-	-	(2,070,538)

Balance, March 31, 2022	-	-	8,914,581	892	-	55,161,216	(52,000)	(522,500)	(53,202,412)	6,578	(163,245)	-	1,280,529

Warrants issued with convertible debt offering	-	-	-	-	-	498,509	-	-	-	-	-	-	498,509

Issuance of common stock for services	-	-	40,896	4	-	340,946	-	-	-	-	-	-	340,950

Stock-based compensation	-	-	-	-	-	126,301	-	-	-	-	-	-	126,301

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(43,503)	-	(43,503)

Net loss for the three months ended June 30, 2022								(2,028,474)				(2,028,474)

Balance, June 30, 2022	-	-	8,955,477	896	-	56,126,972	(52,000)	(522,500)	(55,230,886)	6,578	(206,748)	-	174,312

Conversion of convertible note payable and accrued interest into common stock	-	-	573,645	57	-	4,072,901	-	-	-	-	-	-	4,072,958

Reclassification of derivative liability to equity	-	-	-	-	-	2,181,820	-	-	-	-	-	-	2,181,820

Issuance of common stock for settlement of loan payable and accrued interest - related party	-	-	444,399	44	-	2,888,549	-	-	-	-	-	-	2,888,593

Sale of common stock - related party	-	-	-	-	350,000	-	-	-	-	-	-	-	350,000

Sale of common stock	-	-	-	-	250,000	-	-	-	-	-	-	-	250,000

Stock-based compensation	-	-	-	-	-	110,442	-	-	-	-	-	-	110,442

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(37,033)	-	(37,033)

Net loss for the three months ended September 30, 2022	-	-	-	-	-	-	-	-	(5,414,154)	-	-	-	(5,414,154)

Balance, September 30, 2022	-	$-	9,973,521	$997	$600,000	$65,380,684	(52,000)	$(522,500)	$(60,645,040)	$6,578	$(243,781)	$-	$4,576,938

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,151,876)	$(9,513,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	-	2,295
Depreciation	167,390	250,553
Change in straight-line rent receivable	(7,227)	(19,581)
Amortization of operating lease right-of-use asset	89,731	101,980
Stock-based compensation and service expense	1,056,214	983,036
(Income) loss from equity method investments	(351,496)	33,809
Impairment of equity method investment	464,406	-
Amortization of debt issuance costs and debt discount	290,794	3,303,282
Conversion inducement expense	-	344,264
Change in fair market value of derivative liability	(128,894)	(600,749)
Changes in operating assets and liabilities:
Rent receivable	31,848	(33,049)
Security deposit	398	(424)
Deferred leasing costs	25,051	18,947
Prepaid expense and other assets	(29,393)	(65,963)
Accounts payable	-	86,826
Accrued liabilities and other payables	(140,442)	63,089
Accrued liabilities and other payables - related parties	59,481	79,898
Operating lease obligation	(84,387)	(107,979)

NET CASH USED IN OPERATING ACTIVITIES	(5,708,402)	(5,072,932)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,171)	(1,749)
Additional investment in equity method investment	-	(52,994)

NET CASH USED IN INVESTING ACTIVITIES	(22,171)	(54,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable - related party	-	(390,000)
Proceeds from loan payable - related party	850,000	100,000
Repayments of loan payable - related party	-	(410,000)
Proceeds from issuance of convertible debt and warrants	1,900,000	3,718,943
Payments of convertible debt issuance costs	(210,500)	-
Proceeds from issuance of balloon promissory note	1,000,000	4,800,000
Payments of balloon promissory note issuance costs	(64,436)	(266,454)
Proceeds from equity offering	635,391	735,567
Disbursements for equity offering costs	(19,132)	(24,067)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,091,323	8,263,989

EFFECT OF EXCHANGE RATE ON CASH	(9,889)	(5,893)

NET (DECREASE) INCREASE IN CASH	(1,649,139)	3,130,421

CASH - beginning of period	1,990,910	807,538

CASH - end of period	$341,771	$3,937,959

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$442,222	$44,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$58,500	$19,680
Common stock issued for accrued liabilities	$164,871	$30,000
Reclassification of advances for equity interest purchase to equity method investment	$9,000,000	$-
Series B Convertible Preferred Stock issued related to equity method investment	$11,000,000	$-
Accrued purchase price related to equity method investment	$1,000,000	$-
Warrants issued as convertible note payable finder's fee	$13,597	$-
Warrants issued with convertible note payable recorded as debt discount	$156,345	$498,509
Bifurcated embedded conversion feature recorded as derivative liability and debt discount	$-	$2,782,569
Common stock issued as convertible note payable commitment fee	$182,500	$-
Deferred financing costs in accrued liabilities	$152,892	$-
Conversion of convertible note payable and accrued interest into common stock	$-	$4,072,958
Reclassification of derivative liability to equity	$-	$2,181,820
Related party loan and accrued interest settled in shares	$-	$2,888,593

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Avalon GloboCare Corp. (the “Company” or “ALBT”) is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on July 28, 2014. On October 19, 2016, the Company entered into and closed a Share Exchange Agreement with the shareholders of Avalon Healthcare System, Inc., a Delaware corporation (“AHS”), each of which were accredited investors (“AHS Shareholders”), pursuant to which the Company acquired 100% of the outstanding securities of AHS in exchange for 50,000,000 shares of the Company’s common stock (the “AHS Acquisition”). AHS was incorporated on May 18, 2015 under the laws of the State of Delaware.

For accounting purposes, AHS was the surviving entity. The transaction was accounted for as a recapitalization of AHS, pursuant to which AHS was treated as the accounting acquirer, surviving and continuing entity although the Company was the legal acquirer. The Company did not recognize goodwill or any intangible assets in connection with this transaction. Accordingly, the Company’s historical financial statements are those of AHS and its wholly owned subsidiary, Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”) immediately following the consummation of this reverse merger transaction. AHS owns 100% of the capital stock of Avalon Shanghai, which is a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China (“PRC”). Avalon Shanghai was incorporated on April 29, 2016, had limited assets and was engaged in medical related consulting services for customers. Due to the winding down of the medical related consulting services in 2022, the Company decided to cease all operations of Avalon Shanghai and no longer has any material revenues or expenses in Avalon Shanghai. As a result, Avalon Shanghai is no longer an operating entity.

The Company is a commercial stage company dedicated to developing and delivering innovative, transformative, precision diagnostics and clinical laboratory services. The Company is establishing a leading role in the innovation of diagnostic testing, utilizing proprietary technology to deliver precise, genetics-driven results. The Company also provides laboratory services, offering a broad portfolio of diagnostic tests, including drug testing, toxicology, and a broad array of test services, from general bloodwork to anatomic pathology, and urine toxicology.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of September 30, 2023, the occupancy rate of the building is 89.4%.

On July 18, 2018, the Company formed a wholly owned subsidiary, Avactis Biosciences Inc. (“Avactis”), a Nevada corporation, which focuses on accelerating commercial activities related to cellular therapies as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others. Avactis is designed to integrate and optimize the Company’s global scientific and clinical resources to further advance the use of cellular therapies to treat certain cancers. Commencing on April 6, 2022, the Company owns 60% of Avactis and Arbele Biotherapeutics Limited (“Arbele Biotherapeutics”) owns 40% of Avactis. Avactis owns 100% of the capital stock of Avactis Nanjing Biosciences Ltd., a company incorporated in the PRC on May 8, 2020 (“Avactis Nanjing”), which only owns a patent and is not considered an operating entity.

On October 14, 2022, the Company formed a wholly owned subsidiary, Avalon Laboratory Services, Inc. (“Avalon Lab”), a Delaware company. On February 9, 2023, Avalon Lab purchased forty percent (40%) of the issued and outstanding equity interests of Laboratory Services MSO, LLC, a private limited company formed under the laws of the State of Delaware on September 6, 2019 (“Lab Services MSO”), and its subsidiaries. Lab Services MSO, through its two subsidiaries, Laboratory Services, LLC (“Lab Services LLC”) and Laboratory Services DME, LLC (“Lab Services DME”), is engaged in providing laboratory testing services.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS (continued)

The accompanying condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

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

NOTE 2 — BASIS OF PRESENTATION AND GOING CONCERN CONDITION

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 — BASIS OF PRESENTATION AND GOING CONCERN CONDITION (continued)

Going Concern

The Company is a commercial stage company dedicated to developing and delivering innovative, transformative, precision diagnostics and clinical laboratory services. The Company is establishing a leading role in the innovation of diagnostic testing, utilizing proprietary technology to deliver precise, genetics-driven results. The Company also provides laboratory services, offering a broad portfolio of diagnostic tests, including drug testing, toxicology, and a broad array of test services, from general bloodwork to anatomic pathology, and urine toxicology.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of approximately $5,828,000 at September 30, 2023 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $7,152,000 and $5,708,000 for the nine months ended September 30, 2023, respectively.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the Company’s 2022 Annual Report on Form 10-K filed with the SEC that have had a material impact on the Company’s financial condition, and operating results.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the condensed consolidated financial statements and accompanying notes. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Significant estimates during the three and nine months ended September 30, 2023 and 2022 include the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable, and the fair value of the consideration given and assets acquired in the purchase of 40% of Lab Services MSO.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

·	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

·	Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

·	Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

Derivative liability. Derivative liability is carried at fair value and measured on an ongoing basis. The table below reflects the activity of derivative liability measured at fair value for the nine months ended September 30, 2023:

Significant Unobservable Inputs (Level 3)
Balance of derivative liability as of January 1, 2023	$-
Initial fair value of derivative liability attributable to warrants issuance with fund raise	169,942
Gain from change in the fair value of derivative liability	(128,894)
Balance of derivative liability as of September 30, 2023	$41,048

Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include equity method investment that are written down to fair value when they are impaired.

Equity method investment in Epicon Biotech Co., Ltd. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, the investee’s series of operating losses and the joint venture partner unable to obtain funds to commence operations. These assumptions represent Level 3 inputs. Impairment of equity method investment in Epicon Biotech Co., Ltd. for the nine months ended September 30, 2023 was $464,406.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

At September 30, 2023 and December 31, 2022, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2023		December 31, 2022
United States	$321,899	94.2%	$1,806,083	90.7%
China	19,872	5.8%	184,827	9.3%
Total cash	$341,771	100.0%	$1,990,910	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2023 and December 31, 2022.

Credit Risk and Uncertainties

A portion of the Company’s cash is maintained with state-owned banks within the PRC. Balances at state-owned banks within the PRC are covered by insurance up to RMB 500,000 (approximately $69,000) per bank. Any balance over RMB 500,000 per bank in PRC will not be covered. At September 30, 2023, cash balances held in the PRC are RMB 144,963 (approximately $20,000), which was covered by such limited insurance.

The Company maintains a portion of its cash on deposits with bank and financial institution within the U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At September 30, 2023, the Company’s cash balances in United States bank accounts had approximately $25,000 in excess of the federally-insured limits.

The Company’s concentrations of credit risk with respect to its rent receivable is limited due to short-term payment terms. The Company also performs ongoing credit evaluations of its tenants to help further reduce credit risk.

Investment in Unconsolidated Companies

The Company uses the equity method of accounting for its investments in, and earning or loss of, companies that it does not control but over which it does exert significant influence. The Company considers whether the fair values of its equity method investments have declined below their carrying values whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. Impairment of equity method investment amounted to $464,406 for the nine months ended September 30, 2023. See Note 5 for discussion of equity method investments.

Real Property Rental Revenue

The Company has determined that ASC 606 does not apply to rental contracts, which are within the scope of other revenue recognition accounting standards.

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

(Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three and nine months ended September 30, 2023 and 2022, potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible preferred stock and convertible note (using the if-converted method) and exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	872,303	814,500	872,303	838,500
Warrants to purchase common stock	303,962	123,964	303,962	123,964
Series A convertible preferred stock (*)	900,000	-	900,000	-
Series B convertible preferred stock (**)	2,910,053	-	2,910,053	-
Convertible note (***)	444,444	572,145	444,444	572,145
Potentially dilutive securities	5,430,762	1,510,609	5,430,762	1,534,609

(*)	Assumed the Series A convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $10.0 per share.
(**)	Assumed the Series B convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $3.78 per share.
(***)	Assumed the convertible note was converted into shares of common stock of the Company at a conversion price of $4.50 and $0.65 per share for the 2023 and 2022 periods, respectively.

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

During the three and nine months ended September 30, 2022, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment. These reportable segments offer different services and products, have different types of revenue, and are managed separately as each requires different operating strategies and management expertise. Due to the winding down of the medical related consulting services segment in 2022, the Company decided to cease all operations of this segment and no longer has any material revenues or expenses in this segment. As a result, commencing from the first quarter of 2023, the Company’s chief operating decision maker no longer reviews medical related consulting services operating results.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Reporting (continued)

On February 9, 2023, the Company purchased 40% of Lab Services MSO. Commencing from the purchase date, February 9, 2023, the Company is active in the management of Lab Services MSO. During the three and nine months ended September 30, 2023, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment (which commenced with the purchase date, February 9, 2023) since Lab Services MSO’s operating results are regularly reviewed by the Company’s chief operating decision maker to determine the resources to be allocated to the segment and assess its performance. The Company regularly reviews the operating results and performance of Lab Services MSO, for which the Company accounts for under the equity method.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the accounting related to contract assets and liabilities acquired in business combinations. ASU 2021-08 requires that entities recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendment. Early adoption is permitted, including adoption in an interim period. The adoption of this new guidance did not have any material impact on the Company’s condensed consolidated financial statements.

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

NOTE 4 — PREPAID EXPENSE AND OTHER CURRENT ASSETS

At September 30, 2023 and December 31, 2022, prepaid expense and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid professional fees	$112,393	$93,817
Prepaid directors and officers liability insurance premium	25,862	29,301
Prepaid NASDAQ listing fee	25,313	-
Deferred offering costs	125,136	34,821
Deferred leasing costs	33,402	33,402
Security deposit	-	19,084
Others	83,493	37,565
Total	$405,599	$247,990

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — EQUITY METHOD INVESTMENTS

Investment in Epicon Biotech Co., Ltd.

As of September 30, 2023 and December 31, 2022, the equity method investment in Epicon Biotech Co., Ltd. (“Epicon”) amounted to $0 and $485,008, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon. Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and an unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), have an ownership interest in Epicon of 40% and 60%, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and clinical transformation of scientific achievements. The Company is not involved in the management of Epicon. Therefore, it is a passive investment.

In June 2023, the Company assessed its equity method investment in Epicon for any impairment and concluded that there were indicators of impairment as of June 30, 2023. The impairment is due to the Company’s conclusion that it will be unable to recover the carrying amount of the investment due to the investee’s series of operating losses and the inability of Avalon Shanghai’s joint venture partner (Unicorn) to obtain adequate funding to commence operations. The Company calculated that the estimated undiscounted cash flows were less than the carrying amount related to the equity method investment. The Company has recognized an impairment loss of $464,406 related to the equity method investment for the three and nine months ended September 30, 2023, which reduced the investment value to zero.

Under the equity method, if there is a commitment for the Company to fund the losses of its equity method investees, the Company would continue to record its share of losses resulting in a negative equity method investment, which would be presented as a liability on the condensed consolidated balance sheets. Commitments may be explicit and may include formal guarantees, legal obligations, or arrangements by contract. Implicit commitments may arise from reputational expectations, intercompany relationships, statements by the Company of its intention to provide support, a history of providing financial support or other facts and circumstances. When the Company has no commitment to fund the losses of its equity method investees, the carrying value of its equity method investments will not be reduced below zero. The Company had no commitment to fund additional losses of its equity method investments during the three months ended September 30, 2023.

Investment in Laboratory Services MSO, LLC

On February 9, 2023 (the “Closing Date”), the Company entered into and closed an Amended and Restated Membership Interest Purchase Agreement (the “Amended MIPA”), by and among Avalon Laboratory Services, Inc., a wholly owned subsidiary of the Company (the “Buyer”), SCBC Holdings LLC (the “Seller”), the Zoe Family Trust, Bryan Cox and Sarah Cox as individuals (each an “Owner” and collectively, the “Owners”), and Laboratory Services MSO, LLC

Pursuant to the terms and conditions set forth in the Amended MIPA, the Buyer acquired from the Seller, forty percent (40%) of the issued and outstanding equity interests of Lab Services MSO (the “Purchased Interests”). The consideration paid by Buyer to Seller for the Purchased Interests consisted of $21,000,000, which was comprised of (i) $9,000,000 in cash, (ii) $11,000,000 pursuant to the issuance of 11,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), stated value $1,000 (the “Series B Stated Value”), and (iii) a $1,000,000 cash payment on February 9, 2024. The Series B Preferred Stock will be convertible into shares of the Company’s common stock at a conversion price per share equal to $3.78 or an aggregate of 2,910,053 shares of the Company’s common stock, which are subject to a lock-up period and restrictions on sale (See Note 10 — Series B Convertible Preferred Stock Issued for Equity Method Investment). The Seller is also eligible, under the terms set forth in the Amended MIPA, to receive certain earnout payments upon achievement of certain operating results, up to $10,000,000, which may be comprised of(x) up to $5,000,000 paid in cash and (y) up to $5,000,000 paid pursuant to the issuance of the number of shares of the Company’s common stock valued at $5,000,000, calculated using the closing price of the Company’s common stock on December 31, 2023, rounded down to the nearest whole share (collectively, the “Earnout Payments”). At both February 9, 2023 and September 30, 2023, the estimated earnout liability amounted to $0 since the minimum thresholds set forth in the Amended MIPA are currently unlikely to be met. The estimated earnout is a level 3 valuation which will be measured at the end of the applicable reporting period.

Lab Services MSO, through its two subsidiaries, Lab Services LLC and Lab Services DME, is engaged in providing laboratory testing services. Avalon Lab and an unrelated company, have an ownership interest in Lab Services MSO of 40% and 60%, respectively. As of September 30, 2023, the equity method investment in Lab Services MSO amounted to $21,370,060.

In accordance with ASC 810, the Company determined that Lab Services MSO does not qualify as a Variable Interest Entity, nor does it have a controlling financial interest over the legal entity. However, the Company determined that it does have significant influence as a result of its board representation. Therefore, the Company treats the equity investment in the condensed consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the purchased-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). At February 9, 2023 (date of investment), the excess of the Company’s share of the fair values of the investee’s identifiable net assets over the cost of the investment was approximately $19,901,000 which was attributable to intangible assets and goodwill. Thereafter, the investment is adjusted for the post purchase change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — EQUITY METHOD INVESTMENTS (continued)

Investment in Laboratory Services MSO, LLC (continued)

For the three months ended September 30, 2023 and the period from February 9, 2023 (date of investment) through September 30, 2023, the Company’s share of Lab Services MSO’s net income was $354,500 and $370,060, respectively, which was included in income from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss.

In the nine months ended September 30, 2023, activity recorded for the Company’s equity method investment in Lab Services MSO is summarized in the following table:

Equity investment carrying amount at January 1, 2023	$-
Payment for equity method investment:
The Company’s interest in the net assets of Lab Services MSO’s carrying amount at February 9, 2023 which approximates fair value	1,099,387
The Company’s interest in the net excess of Lab Services MSO’s fair value over carrying value which was attributable to identifiable intangible assets at February 9, 2023	5,970,184
The Company’s interest in the net excess of Lab Services MSO’s fair value over carrying value which was attributable to goodwill at February 9, 2023	13,930,429
21,000,000
Lab Services MSO’s net income attributable to the Company	913,378
Intangible assets amortization amount	(543,318)
Equity investment carrying amount at September 30, 2023	$21,370,060

As of September 30, 2023, the Company’s carrying value of the identified intangible assets and goodwill which are included in the equity investment carrying amount was $5,426,866 and $13,930,429, respectively.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

September 30, 2023
Current assets	$4,942,287
Noncurrent assets	5,631,040
Current liabilities	818,045
Noncurrent liabilities	4,731,503
Equity	5,023,779

	For the Three Months Ended September 30, 2023	For the Period from February 9, 2023 (Date of Investment) through September 30, 2023
Net revenue	$3,485,337	$9,147,554
Gross profit	1,607,102	3,634,508
Income from operation	1,014,236	1,710,118
Net income	1,395,611	2,283,446

According to the Amended MIPA, at any time during the period beginning on February 9, 2023 and ending on the date nine (9) months after February 9, 2023, the Buyer, or its designated affiliates under the Amended MIPA, may purchase from the Seller twenty percent (20%) of the total issued and outstanding equity interests of Laboratory Services MSO for the purchase price of (i) $6,000,000 in cash and (ii) the issuance of an additional 4,000 shares of Series B Preferred Stock valued at $4,000,000, in accordance with the terms and conditions set forth in the Amended MIPA. As of the date of this report, the Amended MIPA has expired. Currently, both parties are negotiating the purchase of additional eleven percent (11%) of the total issued and outstanding equity interests of Laboratory Services MSO.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — CONVERTIBLE NOTE PAYABLE

May 2023 Convertible Note

On May 23, 2023, the Company entered into securities purchase agreements with Mast Hill Fund, L.P. (“Mast Hill”) for the issuance of 13.0% senior secured promissory notes in the aggregate principal amount of $1,500,000 (collectively, the “May 2023 Convertible Note”) convertible into shares of common stock, par value $0.0001 per share, of the Company, as well as the issuance of 75,000 shares of common stock as a commitment fee and warrants for the purchase of 230,500 shares of common stock of the Company. The Company and its subsidiaries have also entered into a security agreement, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the May 2023 Convertible Note. Principal amount and interest under the May 2023 Convertible Note are convertible into shares of common stock of the Company at a conversion price of $4.50 per share unless the Company fails to make an amortization payment when due, in which case the conversion price shall be the lower of $4.50 or the trading price of the shares, subject to a floor of $1.50.

Mast Hill acquired the May 2023 Convertible Note with principal amount of $1,500,000 and paid the purchase price of $1,425,000 after an original issue discount of $75,000. On May 23, 2023, the Company issued (i) a warrant to purchase 125,000 shares of common stock with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023, (ii) a warrant to purchase 105,500 shares of common stock with an exercise price of $3.20 exercisable until the five-year anniversary of May 23, 2023, which warrant shall be cancelled and extinguished against payment of the May 2023 Convertible Note, and (iii) 75,000 shares of common stock as a commitment fee for the purchase of the May 2023 Convertible Note, which were earned in full as of May 23, 2023. On May 23, 2023, the Company delivered such duly executed May 2023 Convertible Note, warrants and common stock to Mast Hill against delivery of such purchase price.

The Company is obligated to make amortization payments in cash to Mast Hill towards the repayment of the May 2023 Convertible Note, as provided in the following table:

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

In connection with the issuance of the May 2023 Convertible Note, the Company incurred debt issuance costs of $175,162 (including the issuance of 10,000 warrants as a finder’s fee) which is capitalized and will be amortized into interest expense over the term of the May 2023 Convertible Note.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee met the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 105,500 warrants with an exercise price of $3.20 exercisable until the five-year anniversary of May 23, 2023, which warrant shall be cancelled and extinguished against payment of the May 2023 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 was classified as derivative liability on May 23, 2023. The fair values of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 issued on May 23, 2023 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $1.96, volatility of 88.80%, risk-free rate of 3.76%, annual dividend yield of 0% and expected life of 5 years.

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

In accordance with ASC 480-10-25-14, the Company determined that the conversion provisions contain an embedded derivative feature and the Company valued the derivative feature separately, recording debt discount and derivative liability in accordance with the provisions of the convertible debt (see Note 7). However, management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero.

The Company recorded a total debt discount of $349,654 related to the original issue discount, common shares issued and warrants issued to Mast Hill, which will be amortized over the term of the May 2023 Convertible Note.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — CONVERTIBLE NOTE PAYABLE (continued)

May 2023 Convertible Note (continued)

For the three months ended September 30, 2023, amortization of debt discount and debt issuance costs and interest expense related to the May 2023 Convertible Note amounted to $131,204 and $49,151, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost and interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the nine months ended September 30, 2023, amortization of debt discount and debt issuance costs and interest expense related to the May 2023 Convertible Note amounted to $175,919 and $69,987, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost and interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

July 2023 Convertible Note

On July 6, 2023, the Company entered into securities purchase agreements with Firstfire Global Opportunities Fund, LLC (“Firstfire”) for the issuance of 13.0% senior secured promissory notes in the aggregate principal amount of $500,000 (collectively, the “July 2023 Convertible Note”) convertible into shares of common stock, par value $0.0001 per share, of the Company, as well as the issuance of 25,000 shares of common stock as a commitment fee and warrants for the purchase of 76,830 shares of common stock of the Company. The Company and its subsidiaries have also entered into a security agreement, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the July 2023 Convertible Note. Principal amount and interest under the July 2023 Convertible Note are convertible into shares of common stock of the Company at a conversion price of $4.50 per share unless the Company fails to make an amortization payment when due, in which case the conversion price shall be the lower of $4.50 or the trading price of the shares, subject to a floor of $1.50.

Firstfire acquired the July 2023 Convertible Note with principal amount of $500,000 and paid the purchase price of $475,000 after an original issue discount of $25,000. On July 6, 2023, the Company issued (i) a warrant to purchase 41,665 shares of common stock with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023, (ii) a warrant to purchase 35,165 shares of common stock with an exercise price of $3.20 exercisable until the five-year anniversary of July 6, 2023, which warrant shall be cancelled and extinguished against payment of the July 2023 Convertible Note, and (iii) 25,000 shares of common stock as a commitment fee for the purchase of the July 2023 Convertible Note, which were earned in full as of July 6, 2023. On July 6, 2023, the Company delivered such duly executed July 2023 Convertible Note, warrants and common stock to Firstfire against delivery of such purchase price.

The Company is obligated to make amortization payments in cash to Firstfire towards the repayment of the July 2023 Convertible Note, as provided in the following table:

Payment Date:	Payment Amount:
January 6, 2024	$50,000 plus accrued interest through January 6, 2024
February 6, 2024	$50,000 plus accrued interest through February 6, 2024
March 6, 2024	$66,000 plus accrued interest through March 6, 2024
April 6, 2024	$83,000 plus accrued interest through April 6, 2024
May 6, 2024	$83,000 plus accrued interest through May 6, 2024
June 6, 2024	$100,000 plus accrued interest through June 6, 2024
July 6, 2024	The entire remaining outstanding balance of the July 2023 Convertible Note

In connection with the issuance of the July 2023 Convertible Note, the Company incurred debt issuance costs of $74,204 (including the issuance of 3,333 warrants as a finder’s fee), which is capitalized and will be amortized into interest expense over the term of the July 2023 Convertible Note.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Firstfire and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 35,165 warrants with an exercise price of $3.20 exercisable until the five-year anniversary of July 6, 2023, which warrant shall be cancelled and extinguished against payment of the July 2023 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 44,998 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 was classified as a derivative liability on July 6, 2023. The fair values of the 44,998 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 issued on July 6, 2023 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $1.42, volatility of 88.52%, risk-free rate of 4.37%, annual dividend yield of 0% and expected life of 5 years.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — CONVERTIBLE NOTE PAYABLE (continued)

July 2023 Convertible Note (continued)

In accordance with ASC 480-10-25-14, the Company determined that the conversion provisions contain an embedded derivative feature and the Company valued the derivative feature separately, recording debt discount and derivative liability in accordance with the provisions of the convertible debt (see Note 7). However, management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero.

The Company recorded a total debt discount of $89,191 related to the original issue discount, common shares issued and warrants issued to Firstfire, which will be amortized over the term of the July 2023 Convertible Note.

For both the three and nine months ended September 30, 2023, amortization of debt discount and debt issuance costs and interest expense related to the July 2023 Convertible Note amounted to $38,125 and $15,493, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost and interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

NOTE 7 — DERIVATIVE LIABILITY

As stated in Note 6, May 2023 Convertible Note and July 2023 Convertible Note, the Company determined that the convertible note payable contains an embedded derivative feature in the form of a conversion provision which is adjustable based on future prices of the Company’s common stock. In accordance with ASC 815-10-25, each derivative feature is initially recorded at its fair value using the Black-Scholes option valuation method and then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. However, on May 23, 2023, July 6, 2023, and September 30, 2023, management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero.

On May 23, 2023, the Company issued 240,500 warrants to Mast Hill and a third party as a finder’s fee (see Note 6). Upon evaluation, the warrants meet the definition of a derivative liability under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 105,500 warrants with an exercise price of $3.20 exercisable until the five-year anniversary of May 23, 2023, which warrant shall be cancelled and extinguished against payment of the May 2023 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 was classified as a derivative liability on May 23, 2023.

On May 23, 2023, the estimated fair value of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 issued were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $1.96, volatility of 88.80%, risk-free rate of 3.76%, annual dividend yield of 0% and expected life of 5 years.

On September 30, 2023, the estimated fair value of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 as derivative liability was $39,688. The estimated fair value of the warrants was computed as of September 30, 2023 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.80, volatility of 86.97%, risk-free rate of 4.60%, annual dividend yield of 0% and expected life of 4.6 years.

On July 6, 2023, the Company issued 80,163 warrants to Firstfire and a third party as a finder’s fee (see Note 6). Upon evaluation, the warrants meet the definition of a derivative liability under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 35,165 warrants with an exercise price of $3.20 exercisable until the five-year anniversary of July 6, 2023, which warrant shall be cancelled and extinguished against payment of the July 2023 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 44,998 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 was classified as a derivative liability on July 6, 2023.

On July 6, 2023, the estimated fair values of the 44,998 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 issued were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $1.42, volatility of 88.52%, risk-free rate of 4.37%, annual dividend yield of 0% and expected life of 5 years.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — DERIVATIVE LIABILITY (continued)

On September 30, 2023, the estimated fair value of the 44,998 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 as derivative liability was $14,982. The estimated fair value of the warrants was computed as of September 30, 2023 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.80, volatility of 91.44%, risk-free rate of 4.60%, annual dividend yield of 0% and expected life of 4.8 years.

Increases or decreases in fair value of the derivative liability is included as a component of total other (expenses) income in the accompanying condensed consolidated statements of operations and comprehensive loss for the respective period. The changes to the derivative liability resulted in a decrease of $87,173 and $128,894 in the derivative liability and the corresponding increase in other income as a gain for the three and nine months ended September 30, 2023, respectively.

NOTE 8 — NOTE PAYABLE, NET

On September 1, 2022, the Company issued a balloon promissory note in the form of a mortgage on its headquarters to a third party company in the principal amount of $4,800,000, which carries interest of 11.0% per annum. Interest is due in monthly payments of $44,000 beginning November 1, 2022 and payable monthly thereafter until September 1, 2025 when the principal outstanding and all remaining interest is due. The principal of $4,800,000 can be extended for an additional 36 months, provided that the Company has not defaulted. The Company may not prepay the principal of $4,800,00 for a period of 12 months. The principal of $4,800,000 is secured by a first mortgage on the Company’s real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728.

In May 2023, the Company borrowed $1,000,000 from the same lender. The principal of $1,000,000 accrues interest at an annual rate of 13.0% and is payable in monthly installments of interest-only in the amount of $10,833, commencing in June 2023 and continuing through October 2025 (at which point any unpaid balance of principal, interest and other charges are due and payable). The loan is secured by a second-lien mortgage on certain real property and improvements located at 4400 Route 9, Freehold, Monmouth County, New Jersey.

The note payable as of September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
Principal amount	$5,800,000	$4,800,000
Less: unamortized debt issuance costs	(233,588)	(236,848)
Note payable, net	$5,566,412	$4,563,152

For the three months ended September 30, 2023 and 2022, amortization of debt issuance costs related to note payable amounted to $29,807 and $22,204, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2023 and 2022, interest expense related to note payable amounted to $164,500 and $44,000, respectively, which have been included in interest expense - other on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the nine months ended September 30, 2023 and 2022, amortization of debt issuance costs related to note payable amounted to $76,750 and $22,204, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2023 and 2022, interest expense related to note payable amounted to $442,222 and $44,000, respectively, which have been included in interest expense - other on the accompanying condensed consolidated statements of operations and comprehensive loss.

NOTE 9 — RELATED PARTY TRANSACTIONS

Rental Revenue from Related Party and Rent Receivable — Related Party

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — RELATED PARTY TRANSACTIONS (continued)

Rental Revenue from Related Party and Rent Receivable — Related Party (continued)

For both the three months ended September 30, 2023 and 2022, the related party rental revenue amounted to $12,600 and has been included in rental revenue on the accompanying condensed consolidated statements of operations and comprehensive loss. For both the nine months ended September 30, 2023 and 2022, the related party rental revenue amounted to $37,800 and has been included in rental revenue on the accompanying condensed consolidated statements of operations and comprehensive loss.

At September 30, 2023 and December 31, 2022, the related party rent receivable totaled $36,900 and $74,100, respectively, which has been included in rent receivable on the accompanying condensed consolidated balance sheets, and no allowance for doubtful accounts was deemed to be required on the receivable.

Services Provided by Related Parties

From time to time, Wilbert Tauzin, a director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $20,049 and $29,121 for the three months ended September 30, 2023 and 2022, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. As compensation for professional services provided, the Company recognized consulting expenses of $68,691 and $116,719 for the nine months ended September 30, 2023 and 2022, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

Accrued Liabilities and Other Payables — Related Parties

In 2017, the Company acquired Beijing Genexosome for a cash payment of $450,000. As of September 30, 2023 and December 31, 2022, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

During the period from June 2023 through September 2023, Lab Services MSO paid shared expense on behalf of the Company. As of September 30, 2023, the balance due to Lab Services MSO amounted to $36,481, which has been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

As of September 30, 2023 and December 31, 2022, $23,000 and $0 of accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, respectively, have been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

Borrowings from Related Party

Line of Credit

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), the largest shareholder and Chairman of the Board of Directors of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bear interest at an annual rate of 5% and each individual loan is payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — RELATED PARTY TRANSACTIONS (continued)

In the nine months ended September 30, 2023, activity recorded for the Line of Credit is summarized in the following table:

Outstanding principal under the Line of Credit at January 1, 2023	$-
Draw down from Line of Credit	850,000
Outstanding principal under the Line of Credit at September 30, 2023	$850,000

For the three months ended September 30, 2023 and 2022, the interest expense related to related party borrowings amounted to $10,712 and $8,358, respectively, and has been reflected as interest expense — related party on the accompanying condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2023 and 2022, the interest expense related to related party borrowings amounted to $23,000 and $79,898, respectively, and has been reflected as interest expense — related party on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2023 and December 31, 2022, the related accrued and unpaid interest for Line of Credit was $23,000 and $0, respectively, and has been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

As of September 30, 2023, the Company used approximately $6.8 million of the credit facility and has approximately $13.2 million remaining available under the Line of Credit.

NOTE 10 — EQUITY

Series A Convertible Preferred Stock

The Company designated up to 15,000 shares of its previously undesignated preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock has a par value of $0.0001 per share and a stated value equal to $1,000.

As of September 30, 2023, 9,000 shares of Series A Preferred Stock were issued and outstanding. The Series A Preferred Stock is convertible into shares of the Company’s common stock at a conversion price per share equal to the greater of (i) ten dollars ($10.00), and (ii) ninety percent (90%) of the closing price of the Company’s common stock on the Nasdaq Stock Market (“Nasdaq”) on the day prior to receipt of the conversion notice from the Series A Preferred stock-holder, subject to adjustment for stock splits and similar matters. Conversion of the Series A Preferred Stock is subject to restriction pursuant to the Nasdaq Stock Market Listing Rules.

Series B Convertible Preferred Stock Issued for Equity Method Investment

The Company designated up to 15,000 shares of its previously undesignated preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a par value of $0.0001 per share and a stated value equal to $1,000.

On February 9, 2023, the Company issued 11,000 shares of its Series B Convertible Preferred Stock as a part of consideration for the purchase of 40% of equity interest of Lab Services MSO. The Series B Preferred Stock is convertible into shares of the Company’s common stock at a conversion price per share equal to $3.78 or an aggregate of 2,910,053 shares of the Company’s common stock and are subject to a lock-up period and restrictions on sale (See Note — 5 - Investment in Laboratory Services MSO, LLC).

Common Shares Sold for Cash

In June 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) under which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $3.5 million. During the nine months ended September 30, 2023, Roth sold an aggregate of 456,627 shares of common stock at an average price of $1.39 per share to investors and the Company recorded net proceeds of $414,396, net of commission and other offering costs of $220,995.

Common Shares Issued for Services

During the nine months ended September 30, 2023, the Company issued a total of 361,331 shares of its common stock for services rendered and to be rendered. These shares were valued at $999,656, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $776,285 for the nine months ended September 30, 2023 and reduced accrued liabilities of $164,871 and recorded prepaid expense of $58,500 as of September 30, 2023 which will be amortized over the rest of corresponding service periods.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — EQUITY (continued)

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

On July 6, 2023, the Company issued 25,000 shares of its common stock to FirstFire as a commitment fee for the purchase of the July 2023 Convertible Note. These shares were valued at $35,500, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded it as debt discount.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at September 30, 2023:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2023	Weighted Average Exercise Price
$1.86 — 2.08	131,000	4.43	$1.87	59,667	$1.87
3.25 — 8.20	307,803	3.29	5.26	298,136	5.27
10.20 — 20.00	414,500	2.20	16.42	414,500	16.42
27.50	19,000	0.25	27.50	19,000	27.50
$1.86 — 27.50	872,303	2.88	$10.54	791,303	$11.39

Stock option activity for the nine months ended September 30, 2023 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2023	800,500	$13.03
Granted	168,803	2.54
Expired	(97,000)	(17.21)
Outstanding at September 30, 2023	872,303	$10.54
Options exercisable at September 30, 2023	791,303	$11.39
Options expected to vest	81,000	$2.22

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at September 30, 2023 was $0.

The fair values of options granted during the nine months ended September 30, 2023 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 79.76% - 96.37%, risk-free rate of 3.58% - 3.96%, annual dividend yield of 0%, and expected life of 3.00 - 5.00 years. The aggregate fair value of the options granted during the nine months ended September 30, 2023 was $313,144.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — EQUITY (continued)

Options (continued)

For the three months ended September 30, 2023 and 2022, stock-based compensation expense associated with stock options granted amounted to $54,654 and $110,442, of which, $42,906 and $87,300 was recorded as compensation and related benefits, $11,748 and $14,121 was recorded as professional fees, and $0 and $9,021 was recorded as research and development expenses, respectively.

For the nine months ended September 30, 2023 and 2022, stock-based compensation expense associated with stock options granted amounted to $234,931 and $389,066, of which, $132,433 and $285,384 was recorded as compensation and related benefits, $97,029 and $71,719 was recorded as professional fees, and $5,469 and $31,963 was recorded as research and development expenses, respectively.

A summary of the status of the Company’s nonvested stock options granted as of September 30, 2023 and changes during the nine months ended September 30, 2023 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2023	20,000	$4.29
Granted	168,803	2.54
Vested	(107,803)	(3.10)
Nonvested at September 30, 2023	81,000	$2.22

Warrants

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at September 30, 2023:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at September 30, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2023	Weighted Average Exercise Price
$3.20	140,665	4.68	$3.20	-	$-
4.50	179,998	4.68	4.50	179,998	4.50
12.50	123,964	3.56	12.50	123,964	12.50
$3.20 — 12.50	444,627	4.37	$6.32	303,962	$7.76

Stock warrant activities for the nine months ended September 30, 2023 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2023	123,964	$12.50
Issued	320,663	3.93
Outstanding at September 30, 2023	444,627	$6.32
Warrants exercisable at September 30, 2023	303,962	$7.76
Warrants expected to vest	140,665	$3.20

The aggregate intrinsic value of both stock warrants outstanding and stock warrants exercisable at September 30, 2023 was $0.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — EQUITY (continued)

Warrants (continued)

Warrants Issued in May 2023

In connection with the issuance of May 2023 Convertible Note (See Note 6), the Company issued (i) a warrant to purchase 125,000 shares of common stock with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023, and (ii) a warrant to purchase 105,500 shares of common stock with an exercise price of $3.20 exercisable until the five-year anniversary of May 23, 2023, which warrant shall be cancelled and extinguished against payment of the May 2023 Convertible Note, to Mast Hill; and issued a warrant to purchase 10,000 shares of common stock with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 to a third party as a finder’s fee.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee meet the definition of derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 105,500 warrants with an exercise price of $3.20 exercisable until the five-year anniversary of May 23, 2023, which warrant shall be cancelled and extinguished against payment of the May 2023 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 was classified as derivative liability on May 23, 2023. The fair values of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 issued on May 23, 2023 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $1.96, volatility of 88.80%, risk-free rate of 3.76%, annual dividend yield of 0% and expected life of 5 years.

The warrants with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 issued to Mast Hill to purchase 125,000 shares of the Company’s common stock were treated as a discount on the convertible note payable and were valued at $127,654 and will be amortized over the term of the May 2023 Convertible Note.

The warrants with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 issued to a third party as a finder’s fee to purchase 10,000 shares of the Company’s common stock were treated as convertible debt issuance costs and were valued at $11,162 and will be amortized over the term of the May 2023 Convertible Note.

Warrants Issued in July 2023

In connection with the issuance of July 2023 Convertible Note (See Note 6), the Company issued (i) a warrant to purchase 41,665 shares of common stock with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023, and (ii) a warrant to purchase 35,165 shares of common stock with an exercise price of $3.20 exercisable until the five-year anniversary of July 6, 2023, which warrant shall be cancelled and extinguished against payment of the July 2023 Convertible Note, to Firstfire; and issued a warrant to purchase 3,333 shares of common stock with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 to a third party as a finder’s fee.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Firstfire and a third party as a finder’s fee meet the definition of derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 35,165 warrants with an exercise price of $3.20 exercisable until the five-year anniversary of July 6, 2023, which warrant shall be cancelled and extinguished against payment of the July 2023 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 44,998 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 was classified as derivative liability on July 6, 2023. The fair values of the 44,998 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 issued on July 6, 2023 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $1.42, volatility of 88.52%, risk-free rate of 4.37%, annual dividend yield of 0% and expected life of 5 years.

The warrants with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 issued to Firstfire to purchase 41,665 shares of the Company’s common stock were treated as a discount on the convertible note payable and were valued at $28,691 and will be amortized over the term of the July 2023 Convertible Note.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — EQUITY (continued)

Warrants (continued)

The warrants with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 issued to a third party as a finder’s fee to purchase 3,333 shares of the Company’s common stock were treated as convertible debt issuance costs and were valued at $2,435 and will be amortized over the term of the July 2023 Convertible Note.

A summary of the status of the Company’s nonvested stock warrants issued as of September 30, 2023 and changes during the nine months ended September 30, 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price
Nonvested at January 1, 2023	-	$-
Issued	320,663	3.93
Vested	(179,998)	(4.50)
Nonvested at September 30, 2023	140,665	$3.20

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

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the nine months ended September 30, 2023 and 2022 as it incurred net loss in the periods. As of September 30, 2023 and December 31, 2022, the restricted amount as determined pursuant to PRC statutory laws totaled $6,578.

Relevant PRC laws and regulations restrict the Company’s PRC subsidiary, Avalon Shanghai, from transferring a portion of its net assets, equivalent to their statutory reserves and their share capital, to the Company’s shareholders in the form of loans, advances or cash dividends. Only PRC entity’s accumulated profit may be distributed as dividend to the Company’s shareholders without the consent of a third party. As of September 30, 2023 and December 31, 2022, total restricted net assets amounted to $1,106,578 and $1,006,578, respectively.

NOTE 12 — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2023	2022	2023	2022
A	32%	32%	31%	31%
B	17%	19%	18%	19%
C	11%	12%	12%	12%

Two customers, of which, one is a related party and the other is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at September 30, 2023, accounted for 70.8% of the Company’s total outstanding rent receivable at September 30, 2023.

Two customers, of which, one is a related party and the other is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at December 31, 2022, accounted for 81.4% of the Company’s total outstanding rent receivable at December 31, 2022.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three and nine months ended September 30, 2023 and 2022.

NOTE 14 — SEGMENT INFORMATION

For the three and nine months ended September 30, 2022, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations.

Due to the winding down of the medical related consulting services segment in 2022, the Company decided to cease all operations of this segment and no longer has any material revenues or expenses in this segment. As a result, commencing from the first quarter of 2023, the Company’s chief operating decision maker no longer reviews medical related consulting services operating results.

On February 9, 2023, the Company purchased 40% of Lab Services MSO. Commencing from the purchase date, February 9, 2023, the Company is active in the management of Lab Services MSO. During the three and nine months ended September 30, 2023, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment (which commenced with the purchase date, February 9, 2023) since Lab Services MSO’s operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The Company regularly reviews the operating results and performance of Lab Services MSO, which is the Company’s an equity method investee.

Information with respect to these reportable business segments for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30, 2023
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$331,290	$-	$-	$331,290
Real property operating expenses	(288,083)	-	-	(288,083)
Real property operating income	43,207	-	-	43,207
Income from equity method investment - Lab Services MSO	-	354,500	-	354,500
Other operating expenses	(73,092)	-	(1,465,751)	(1,538,843)
Other (expense) income:
Interest expense	-	-	(438,992)	(438,992)
Other income	4	-	95,049	95,053
Net (loss) income	$(29,881)	$354,500	$(1,809,694)	$(1,485,075)

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 — SEGMENT INFORMATION (continued)

	Three Months Ended September 30, 2022
	Real Property Operations	Medical Related Consulting Services	Corporate / Other	Total
Real property rental revenue	$317,390	$-	$-	$317,390
Real property operating expenses	(247,152)	-	-	(247,152)
Real property operating income	70,238	-	-	70,238
Other operating expenses	(76,299)	(96,321)	(1,486,717)	(1,659,337)
Other (expense) income:
Interest expense	-	-	(3,303,502)	(3,303,502)
Other income (expense)	4	(8,848)	(512,709)	(521,553)
Net loss	$(6,057)	$(105,169)	$(5,302,928)	$(5,414,154)

	Nine Months Ended September 30, 2023
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$934,360	$-	$-	$934,360
Real property operating expenses	(781.931)	-	-	(781,931)
Real property operating income	152,429	-	-	152,429
Income from equity method investment - Lab Services MSO	-	370,060	-	370,060
Other operating expenses	(266,433)	-	(6,218,887)	(6,485,320)
Other (expense) income:
Interest expense	-	-	(841,496)	(841,496)
Other income (expense)	11	-	(347,560)	(347,549)
Net (loss) income	$(113,993)	$370,060	$(7,407,943)	$(7,151,876)

	Nine Months Ended September 30, 2022
	Real Property Operations	Medical Related Consulting Services	Corporate / Other	Total
Real property rental revenue	$905,842	$-	$-	$905,842
Real property operating expenses	(677,303)	-	-	(677,303)
Real property operating income	228,539	-	-	228,539
Other operating expenses	(265,251)	(289,671)	(6,233,229)	(6,788,151)
Other (expense) income:
Interest expense	-	-	(3,436,931)	(3,436,931)
Other income	11	223,735	259,631	483,377
Net loss	$(36,701)	$(65,936)	$(9,410,529)	$(9,513,166)

Identifiable long-lived tangible assets at September 30, 2023 and December 31, 2022	September 30, 2023	December 31, 2022
Real property operations	$7,255,968	$7,367,360
Medical related consulting services	-	408
Corporate/Other	17,941	130,613
Total	$7,273,909	$7,498,381

Identifiable long-lived tangible assets at September 30, 2023 and December 31, 2022	September 30, 2023	December 31, 2022
United States	$7,271,860	$7,393,307
China	2,049	105,074
Total	$7,273,909	$7,498,381

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Operating Leases Commitment

The Company is a party to leases for office space. These lease agreements will expire through February 2025. Rent expense under all operating leases amounted to approximately $97,000 and $107,000 for the nine months ended September 30, 2023 and 2022, respectively. Supplemental cash flow information related to leases for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$93,458	$116,897
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$236,533	$-

The following table summarizes the lease term and discount rate for the Company’s operating lease as of September 30, 2023:

Operating Lease
Weighted average remaining lease term (in years)	1.34
Weighted average discount rate	11.0%

The following table summarizes the maturity of lease liabilities under operating lease as of September 30, 2023:

For the Twelve-month Period Ending September 30:	Operating Lease
2024	$135,061
2025	37,020
Total lease payments	172,081
Amount of lease payments representing interest	(11,227)
Total present value of operating lease liabilities	$160,854
Current portion	$124,438
Long-term portion	36,416
Total	$160,854

Joint Venture — Avactis Biosciences Inc.

On July 18, 2018, the Company formed a wholly owned subsidiary, Avactis Biosciences Inc. (“Avactis”), a Nevada corporation, which focuses on accelerating commercial activities related to cellular therapies as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others. When formed, Avactis was designed to integrate and optimize the Company’s global scientific and clinical resources to further advance the use of cellular therapies to treat certain cancers, however the Company is no longer pursuing any commercial activities with respect to cellular immunotherapy and CAR-T, in particular. As of April 6, 2022, the Company owns 60% of Avactis and Arbele Biotherapeutics Limited (“Arbele Biotherapeutics”) owns 40% of Avactis. Avactis owns 100% of the capital stock of Avactis Nanjing Biosciences Ltd., a company incorporated in the PRC on May 8, 2020 (“Avactis Nanjing”), which only owns a patent and is not considered an operating entity.

The Company is required to contribute $10 million (or equivalent in RMB) in cash and/or services, which shall be contributed in tranches based on milestones to be determined jointly by Avactis and the Company in writing subject to the Company’s cash reserves. Within 30 days, Arbele Biotherapeutics shall make contribution of $6.66 million in the form of entering into a License Agreement with Avactis granting Avactis an exclusive right and license in China to its technology and intellectual property pertaining to CAR-T/CAR-NK/TCR-T/universal cellular immunotherapy technology and any additional technology developed in the future with terms and conditions to be mutually agreed upon the Company and Avactis and services. As of the date hereof, the License Agreement has not been finalized by the parties.

In addition, the Company is responsible for contributing registered capital of RMB 5,000,000 (approximately $0.7 million) for working capital purposes as required by local regulation, which is not required to be contributed immediately and will be contributed subject to the Company’s discretion. As of the date hereof, Avactis’ activities have been limited to that of a patent holding company and there is no other activity or planned contributions in 2023.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 — COMMITMENTS AND CONTINGENCIES (continued)

Line of Credit Agreement

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), a significant shareholder and director of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bears interest at an annual rate of 5% and each individual loan will be payable three years from the date of issuance. The Company has a right to draw down on the Line of Credit and not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately. As of September 30, 2023, $850,000 was outstanding under the Line of Credit.

NOTE 16 — RESTATEMENTS OF PREVIOUSLY ISSSUED FINANCIAL STATEMENTS

Three months ended March 31, 2023

During the three months ended March 31, 2023, the Company misstated the equity method investment and income from equity method investments. The impact of these errors was an overstatement of total assets and total equity by approximately $136,000 and an overstatement of income from equity method investments of approximately $136,000 for the three months ended March 31, 2023. These errors did not have any impact on consolidated cash flow. The Company’s March 31, 2023 financial statements have been restated for the impact of these adjustments as follows:

	As		As
	Reported	Adjustment	Restated
Condensed Consolidated Balance Sheet As of March 31, 2023
Equity method investments	$21,524,364	$(135,830)	$21,388,534
Total assets	$30,972,242	$(135,830)	$30,836,412
Accumulated deficit	$(65,846,635)	$(135,830)	$(65,982,465)
Total equity	$19,910,342	$(135,830)	$19,774,512
Total liabilities and equity	$30,972,242	$(135,830)	$30,836,412

	As		As
	Reported	Adjustment	Restated
Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended March 31, 2023
Income from equity method investments	$37,285	$(135,830)	$(98,545)
Total other expense, net	$(119,678)	$(135,830)	$(255,508)
Loss before income taxes	$(2,783,914)	$(135,830)	$(2,919,744)
Net loss	$(2,783,914)	$(135,830)	$(2,919,744)
Net loss attributable to Avalon Globocare Corp. common shareholders	$(2,783,914)	$(135,830)	$(2,919,744)
Comprehensive loss	$(2,780,244)	$(135,830)	$(2,916,074)
Comprehensive loss attributable to Avalon Globocare Corp. common shareholders	$(2,780,244)	$(135,830)	$(2,916,074)
Net loss per common share attributable to Avalon Globocare Corp. common shareholders:	$(0.28)	$(0.01)	$(0.29)

Six months ended June 30, 2023

During the six months ended June 30, 2023, the Company misstated the equity method investment and income from equity method investments. The impact of these errors was an overstatement of total assets and total equity by approximately $340,000 and an overstatement of income from equity method investment — Lab Services MSO of approximately $204,000 and $340,000 for the three and six months ended June 30, 2023, respectively. These errors did not have any impact on consolidated cash flow. The Company’s June 30, 2023 financial statements have been restated for the impact of these adjustments as follows:

	As		As
	Reported	Adjustment	Restated
Condensed Consolidated Balance Sheet As of June 30, 2023
Equity method investments, net	$21,355,134	$(339,574)	$21,015,560
Total assets	$30,570,584	$(339,574)	$30,231,010
Accumulated deficit	$(68,389,948)	$(339,574)	$(68,729,522)
Total equity	$18,151,313	$(339,574)	$17,811,739
Total liabilities and equity	$30,570,584	$(339,574)	$30,231,010

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 — RESTATEMENTS OF PREVIOUSLY ISSSUED FINANCIAL STATEMENTS (continued)

Six months ended June 30, 2023 (continued)

	As		As
	Reported	Adjustment	Restated
Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended June 30, 2023
Income from equity method investment - Lab Services MSO	$308,395	$(203,744)	$104,651
Loss from operations	$(1,864,624)	$(203,744)	$(2,068,368)
Loss before income taxes	$(2,543,313)	$(203,744)	$(2,747,057)
Net loss	$(2,543,313)	$(203,744)	$(2,747,057)
Net loss attributable to Avalon Globocare Corp. common shareholders	$(2,543,313)	$(203,744)	$(2,747,057)
Comprehensive loss	$(2,554,324)	$(203,744)	$(2,758,068)
Comprehensive loss attributable to Avalon Globocare Corp. common shareholders	$(2,554,324)	$(203,744)	$(2,758,068)
Net loss per common share attributable to Avalon Globocare Corp. common shareholders:	$(0.25)	$(0.02)	$(0.27)

	As		As
	Reported	Adjustment	Restated
Condensed Consolidated Statement of Operations and Comprehensive Loss for the Six Months Ended June 30, 2023
Income from equity method investment - Lab Services MSO	$355,134	$(339,574)	$15,560
Loss from operations	$(4,482,121)	$(339,574)	$(4,821,695)
Loss before income taxes	$(5,327,227)	$(339,574)	$(5,666,801)
Net loss	$(5,327,227)	$(339,574)	$(5,666,801)
Net loss attributable to Avalon Globocare Corp. common shareholders	$(5,327,227)	$(339,574)	$(5,666,801)
Comprehensive loss	$(5,334,568)	$(339,574)	$(5,674,142)
Comprehensive loss attributable to Avalon Globocare Corp. common shareholders	$(5,334,568)	$(339,574)	$(5,674,142)
Net loss per common share attributable to Avalon Globocare Corp. common shareholders:	$(0.52)	$(0.04)	$(0.56)

NOTE 17 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

October 2023 Convertible Note Financing

In October 2023, the Company entered into securities purchase agreements with certain lenders (the “October 2023 Lenders”) and closed on the issuance of 13.0% senior secured convertible promissory notes in the aggregate principal amount of $700,000 (the “October 2023 Note”), as well as the issuance of 70,000 shares of common stock as a commitment fee and warrants for the purchase of up to 105,000 shares of the Company’s common stock. The Company and its subsidiaries have also entered into security agreements, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the October 2023 Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. Accordingly, factors that may affect our results include, but are not limited to:

●	our dependence on product candidates that are still in an early development stage;

●	our ability to successfully complete research and further development, including preclinical and clinical studies;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our ability to negotiate strategic partnerships, where appropriate, for our product candidates;

●	our ability to manage multiple clinical trials for a variety of product candidates at different stages of development;

●	the cost, timing, scope and results of ongoing preclinical and clinical testing;

●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;

●	the cost, timing and uncertainty of obtaining regulatory approvals for our product candidates;

●	the availability, cost, delivery and quality of clinical management services provided by our clinical research organization partners;

●	the availability, cost, delivery and quality of clinical and commercial-grade materials produced by our own manufacturing facility or supplied by contract manufacturers, suppliers and partners;

●	our ability to commercialize our product candidates and the growth of the markets for those product candidates;

●	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors;

●	our ability to develop technological capabilities, including identification of novel and clinically important targets, exploiting our existing technology platforms to develop new product candidates and expand our focus to broader markets for our existing targeted therapeutics;

●	our ability to raise sufficient capital to fund our preclinical and clinical studies and to meet our long-term liquidity needs, on terms acceptable to us, or at all. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more programs, discontinue or delay ongoing or anticipated clinical trials, discontinue or delay our commercial manufacturing efforts, discontinue or delay our efforts to expand into additional indications for our product candidates, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or sell all or part of our business;

●	our ability to protect our intellectual property rights and our ability to avoid intellectual property litigation, which can be costly and divert management time and attention;

●	our ability to develop and commercialize products without infringing upon the intellectual property rights of third parties;

●	heightened competition from commercial clinical testing companies, IDNs, physicians and others;

●	increased pricing pressure from customers, including payers and patients, and changing relationships with customers, payers, suppliers or strategic partners;

●	impact of changes in payment mix, including increased patient financial responsibility and any shift from fee-for-service to discounted, capitated or bundled fee arrangements;

●	adverse actions by the government, including healthcare reform that focuses on reducing healthcare costs but does not recognize the value and importance to healthcare of clinical testing or innovative solutions, unilateral reduction of fee schedules payable to us, unilateral recoupment of amounts allegedly owed and competitive bidding;

●	the impact of increased prior authorization programs;

●	adverse results from pending or future government investigations, lawsuits or private actions, which include in particular, monetary damages, loss or suspension of licenses or criminal penalties;

●	the impact of the COVID-19 pandemic on our business or on the economy generally; and

●	a decline in economic conditions, including the impact of an inflationary environment.

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

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this report.

Overview

The Company is dedicated to developing and delivering innovative, transformative, precision diagnostics and clinical laboratory services. Our main strategy is to acquire ownership or license rights in precision diagnostic assets, genetic testing and clinical laboratory companies through joint ventures, share ownership structures or distribution rights. We plan to play a leading role in the innovation of diagnostic testing, utilizing proprietary technology to deliver precise, genetics-driven results. As a first major step into the laboratory market, we completed an acquisition of a 40% membership interest in Laboratory Services MSO, LLC (“Lab Services MSO”), which closed in February 2023.

We have the following areas of focus:

Laboratory Acquisitions

We have embarked on a laboratory rollup strategy focused on forming joint ventures and acquiring laboratories that are accretive to our commercial strategy. As a first step, in February of 2023, we acquired a 40% membership interest in Lab Services MSO.

●	Lab Services MSO is focused on delivering high quality services related to toxicology and wellness testing and provides a broad portfolio of diagnostic tests, including drug testing, toxicology, and a broad array of test services, from general bloodwork to anatomic pathology, and urine toxicology. Specific capabilities include STAT blood testing, qualitative drug screening, genetic testing, urinary testing, and sexually transmitted disease testing. The panels that Lab Services MSO tests for are thyroid panel, comprehensive metabolic panel, kidney profile, liver function tests, and other individual tests. Through Lab Services MSO, we use fast, accurate, and efficient equipment to provide practitioners with the tools to quickly determine if a patient is following their designated treatment plan. In most instances, we are able to provide a practitioner with qualitative drug class results the same day the sample is received. Lab Services MSO provides a menu of extensive chemistry tests that physicians can use to obtain information to better treat their patients and maintain their overall wellness. Lab Services MSO has developed a premier reputation for customer service and fast turnaround times.

●	Lab Services MSO is also focused on commercialization of genetic-based proprietary testing. The first area of focus in this area is confirmatory genetic testing during toxicology screening and genetic testing to screen for addictive propensity. Lab Services MSO laboratory plans to focus on diagnostic testing utilizing proprietary technology to deliver precise genetic driven results.

●	In the third quarter of 2023, Lab Services MSO acquired Merlin Technologies, Inc. which is a medical equipment retail company.

●	Lab Services MSO plans to open a new laboratory, Veritas Laboratories LLC (“Veritas”). Veritas is a CLIA-certified and COLA-accredited laboratory located in Scottsdale, Arizona that offers a wide range of high-quality testing, including drug testing, genetic testing, urinary testing and COVID-19 PCR testing.

Product Commercialization

We are exploring the commercialization and development of a versatile breathalyzer system.

●	The KetoAir breathalyzer is a handheld device that allows the user to detect acetone levels in exhaled breath. The acetone level is in concentration units (ppm, part-per-million) such that the user will know his/her real-time ketosis status: inadequate ketosis (0-3.99 ppm), mild ketosis (4-9.99 ppm), optimal ketosis (10-40 ppm), or alarming level (> 40 ppm). The breathalyzer is registered with the United States FDA as a Class I medical device. The device is also paired with an “AI Nutritionist” software program (via Bluetooth connection) which is downloadable from Google Play (for Android mobile phones, approved) and iPhone (the app is currently being reviewed by Apple iOS AppStore). It helps users monitor and manage their ketogenic diet and related programs. We believe the KetoAir breathalyzer can be an essential tool to help diabetic patients adhere to their therapeutic programs and optimize their ketogenic dietary management.

●	We were granted exclusive distributorship rights for the KetoAir breathalyzer in the following territories: North America, South America, the EU and the UK. We had a pilot launch and exhibition of the KetoAir breathalyzer in this year’s KetoCon conference in Austin, Texas (April 21-23, 2023). For our commercialization strategy, we intend to target the diabetes and obesity markets. We are evaluating options for commercialization, including identifying distribution partners or distributing KetoAir ourselves.

Research and Development

●	We are focused on bringing forward intellectual property through joint patent filings with the Massachusetts Institute of Technology (MIT). We completed a sponsored research and co-development project with MIT led by Professor Shuguang Zhang as Principal Investigator. Using the unique QTY code protein design platform, six water-soluble variant cytokine receptors have been successfully designed and tested to show binding affinity to the respective cytokines. We currently are focused on bringing forward the intellectual property associated with this program through joint patent submissions.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had working capital deficit of approximately $5,828,000 at September 30, 2023 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $7,152,000 and $5,708,000 for the nine months ended September 30, 2023, respectively.

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

Significant estimates during the three and nine months ended September 30, 2023 and 2022 include the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable, and the fair value of the consideration given and assets acquired in the purchase of 40% of Lab Services MSO.

Investment in Unconsolidated Companies

The Company uses the equity method of accounting for its investments in, and earning or loss of, companies that it does not control but over which it does exert significant influence. The Company considers whether the fair values of its equity method investments have declined below their carrying values whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. Impairment of equity method investment amounted to $464,406 for the nine months ended September 30, 2023. See Note 5 for discussion of equity method investments.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

Real Property Rental Revenue

For the three months ended September 30, 2023, we had real property rental revenue of $331,290, as compared to $317,390 for the three months ended September 30, 2022, an increase of $13,900, or 4.4%. For the nine months ended September 30, 2023, we had real property rental revenue of $934,360, as compared to $905,842 for the nine months ended September 30, 2022, an increase of $28,518, or 3.1%. The increase was primarily attributable to the increase of tenants in the three and nine months ended September 30, 2023. We expect that our revenue from real property rent will remain at its current quarterly level with minimal increase in the near future.

Real Property Operating Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended September 30, 2023, our real property operating expenses amounted to $288,083, as compared to $247,152 for the three months ended September 30, 2022, an increase of $40,931, or 16.6%. The increase was mainly due to an increase in repairs and maintenance fee of approximately $35,000, and an increase in other miscellaneous items of approximately $6,000.

For the nine months ended September 30, 2023, our real property operating expenses amounted to $781,931, as compared to $677,303 for the nine months ended September 30, 2022, an increase of $104,628 or 15.4%. The increase was mainly due to an increase in property management fees of approximately $15,000, an increase in repairs and maintenance fee of approximately $71,000, an increase in utilities of approximately $15,000, and an increase in other miscellaneous items of approximately $4,000.

Real Property Operating Income

Our real property operating income for the three months ended September 30, 2023 was $43,207, representing a decrease of $27,031 or 38.5%, as compared to $70,238 for the three months ended September 30, 2022. Our real property operating income for the nine months ended September 30, 2023 was $152,429, representing a decrease of $76,110 or 33.3%, as compared to $228,539 for the nine months ended September 30, 2022. The decrease was primarily attributable to the increase in real property operating expenses as described above. We expect our real property operating income will remain at its current quarterly level with minimal increase in the near future.

Income from Equity Method Investment — Lab Services MSO

For the three and nine months ended September 30, 2023, we had income from our investment in Lab Services MSO of $354,500 and $370,060, respectively, which represents our share of Lab Services MSO’s net income. We purchased 40% of Lab Services MSO on February 9, 2023. In the third quarter of 2023, Lab Services MSO acquired Merlin Technologies, Inc. which is a medical equipment retail company. Lab Services MSO plans to open a new laboratory, Veritas Laboratories LLC (“Veritas”). Veritas is a CLIA-certified and COLA-accredited laboratory located in Scottsdale, Arizona that offers a wide range of high-quality testing, including drug testing, genetic testing, urinary testing and COVID-19 PCR testing. We expect that our income from our investment in Lab Services MSO will continue to increase in the near future since Lab Services MSO has a strong earnings growth potential.

Other Operating Expenses

For the three and nine months ended September 30, 2023 and 2022, other operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Advertising and marketing expenses	$437,750	$150,620	$1,634,720	$807,821
Professional fees	435,144	628,807	2,659,895	1,886,562
Compensation and related benefits	469,959	488,373	1,375,637	1,514,959
Research and development	-	170,406	110,160	541,566
Litigation settlement	-	-	-	1,350,000
Directors and officers liability insurance premium	72,835	103,787	280,438	310,955
Travel and entertainment	61,631	40,662	179,583	120,224
Rent and related utilities	15,338	18,938	48,599	59,150
Other general and administrative	46,186	57,744	196,288	196,914
	$1,538,843	$1,659,337	$6,485,320	$6,788,151

●	For the three months ended September 30, 2023, advertising and marketing expenses increased by $287,130 or 190.6% as compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, advertising and marketing expenses increased by $826,899 or 102.4% as compared to the nine months ended September 30, 2022. The increase was primarily due to increased advertising activities to enhance the visibility and marketability of our company and to improve brand recognition and awareness. We expect that our advertising and marketing expenses will remain in its current quarterly level with minimal increase in the near future.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees. For the three months ended September 30, 2023, professional fees decreased by $193,663, or 30.8%, as compared to the three months ended September 30, 2022, which was primarily attributable to a decrease in legal service fees of approximately $201,000 mainly due to the decreased legal services related to our purchase of 40% of Lab Services MSO, offset by an increase in other miscellaneous items of approximately $7,000. For the nine months ended September 30, 2023, professional fees increased by $773,333, or 41.0%, as compared to the nine months ended September 30, 2022, which was primarily attributable to an increase in consulting fees of approximately $278,000 mainly due to the increase in use of consulting service providers related to our purchase of 40% of Lab Services MSO, an increase in audit fees of approximately $241,000 due to the increased audit services related to our purchase of 40% of Lab Services MSO, and an increase in accounting fees of approximately $531,000 mainly due to the increased accounting services related to our purchase of 40% of Lab Services MSO, offset by a decrease in investor relations service charges of approximately $161,000 resulting from the decrease in investor relations service providers, a decrease in legal service fees of approximately $101,000 mainly due to the decreased legal services related to our purchase of 40% of Lab Services MSO, and a decrease in other miscellaneous items of approximately $15,000. We expect that our professional fees will decrease in the near future.

●	For the three months ended September 30, 2023, compensation and related benefits decreased by $18,414, or 3.8%, as compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, compensation and related benefits decreased by $139,322, or 9.2%, as compared to the nine months ended September 30, 2022. The decrease was primarily attributable to the decrease in stock-based compensation which reflected the value of options granted and vested to our management. We expect that our compensation and related benefits will remain in its current quarterly level with minimal increase in the near future.

●	For the three months ended September 30, 2023, research and development expenses decreased by $170,406, or 100.0%, as compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, research and development expenses decreased by $431,406, or 79.7%, as compared to the nine months ended September 30, 2022. The decrease was mainly attributable to our decreased activity with respect to research and development projects in the three and nine months ended September 30, 2023. We expect that we will not incur any research and development expenses in the near future.

●	For the three months ended September 30, 2023 and 2022, we did not have any litigation settlement. For the nine months ended September 30, 2023, litigation settlement decreased by $1,350,000, or 100.0%, as compared to the nine months ended September 30, 2022. The decrease was due to a settlement signed in June 2022.

●	For the three months ended September 30, 2023, Directors and Officers Liability Insurance premium decreased by $30,952, or 29.8%, as compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, Directors and Officers Liability Insurance premium decreased by $30,517, or 9.8%, as compared to the nine months ended September 30, 2022.

●	For the three months ended September 30, 2023, travel and entertainment expense increased by $20,969, or 51.6%, as compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, travel and entertainment expense increased by $59,359, or 49.4%, as compared to the nine months ended September 30, 2022. The increase was mainly due to increased business travel activities for seeking strategic partners in the three and nine months ended September 30, 2023.

●	For the three months ended September 30, 2023, rent and related utilities expenses decreased by $3,600, or 19.0%, as compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, rent and related utilities expenses decreased by $10,551, or 17.8%, as compared to the nine months ended September 30, 2022. The decrease was attributable to decreased rental rate in the three and nine months ended September 30, 2023.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, office supplies, miscellaneous taxes, and other miscellaneous items. For the three months ended September 30, 2023, other general and administrative expenses decreased by $11,558, or 20.0%, as compared to the three months ended September 30, 2022, driven by our efforts at stricter controls on corporate expenditure. For the nine months ended September 30, 2023, other general and administrative expenses decreased by $626, or 0.3%, as compared to the nine months ended September 30, 2022.

Loss from Operations

As a result of the foregoing, for the three months ended September 30, 2023, loss from operations amounted to $1,141,136, as compared to $1,589,099 for the three months ended September 30, 2022, a decrease of $447,963 or 28.2%. As a result of the foregoing, for the nine months ended September 30, 2023, loss from operations amounted to $5,962,831, as compared to $6,559,612 for the nine months ended September 30, 2022, a decrease of $596,781 or 9.1%.

Other (Expense) Income

Other (expense) income mainly includes third party and related party interest expense, conversion inducement expense, loss from equity method investment - Epicon, change in fair value of derivative liability, impairment of equity method investment, and other miscellaneous income.

Other expense, net, totaled $343,939 for the three months ended September 30, 2023, as compared to $3,825,055 for the three months ended September 30, 2022, a decrease of $3,481,116, or 91.0%, which was primarily attributable to a decrease in third party interest expense of approximately $2,867,000 mainly driven by the decrease in amortization of debt discount and debt issuance cost of approximately $3,049,000 which was offset by the increased interest expense of approximately $182,000 from third party debts in the third quarter of 2023, a decrease in conversion inducement expense of approximately $344,000 resulted from the reduction in the conversion price which was incurred in the third quarter of 2022, a decrease in change in fair value of derivative liability of approximately $256,000, and a decrease in other miscellaneous items of approximately $14,000.

Other expense, net, totaled $1,189,045 for the nine months ended September 30, 2023, as compared to $2,953,554 for the nine months ended September 30, 2022, a decrease of $1,764,509, or 59.7%, which was primarily attributable to a decrease in third party interest expense of approximately $2,539,000 mainly driven by the decrease in amortization of debt discount and debt issuance cost of approximately $3,013,000 which was offset by the increased interest expense of approximately $474,000 from third party debts in the nine months ended September 30, 2023, and a decrease in conversion inducement expense of approximately $344,000 resulted from the reduction in the conversion price which was incurred in the nine months ended September 30, 2022, offset by a decrease in gain from change in fair value of derivative liability of approximately $472,000, an increase in impairment of equity method investment of approximately $464,000, and a decrease in other miscellaneous items of approximately $182,000, which was mainly driven by the decrease in reagent sale.

Income Taxes

We did not have any income taxes expense for the three and nine months ended September 30, 2023 and 2022 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $1,485,075 for the three months ended September 30, 2023, as compared to $5,414,154 for the three months ended September 30, 2022, a decrease of $3,929,079 or 72.6%. As a result of the factors described above, our net loss was $7,151,876 for the nine months ended September 30, 2023, as compared to $9,513,166 for the nine months ended September 30, 2022, a decrease of $2,361,290 or 24.8%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to Avalon GloboCare Corp. common shareholders was $1,485,075 or $0.14 per share (basic and diluted) for the three months ended September 30, 2023, as compared with $5,414,154 or $0.56 per share (basic and diluted) for the three months ended September 30, 2022, a decrease of $3,929,079 or 72.6%. The net loss attributable to Avalon GloboCare Corp. common shareholders was $7,151,876 or $0.69 per share (basic and diluted) for the nine months ended September 30, 2023, as compared with $9,513,166 or $1.04 per share (basic and diluted) for the nine months ended September 30, 2022, a decrease of $2,361,290 or 24.8%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Genexosome, Avactis, and Exosome, is the U.S. dollar and the functional currency of Avalon Shanghai is the Chinese Renminbi (“RMB”). The financial statement of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rate of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rate for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $8,685 and $37,033 for the three months ended September 30, 2023 and 2022, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $16,026 and $78,515 for the nine months ended September 30, 2023 and 2022, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $1,493,760 and $5,451,187 for the three months ended September 30, 2023 and 2022, respectively. As a result of our foreign currency translation adjustment, we had comprehensive loss of $7,167,902 and $9,591,681 for the nine months ended September 30, 2023 and 2022, respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2023 and December 31, 2022, we had cash balance of approximately $342,000 and $1,991,000, respectively. These funds are kept in financial institutions located as follows:

Country:	September 30, 2023		December 31, 2022
United States	$321,899	94.2%	$1,806,083	90.7%
China	19,872	5.8%	184,827	9.3%
Total cash	$341,771	100.0%	$1,990,910	100.0%

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

The following table sets forth a summary of changes in our working capital deficit from December 31, 2022 to September 30, 2023:

	September 30,	December 31,	Changes in
	2023	2022	Amount	Percentage
Working capital deficit:
Total current assets	$864,035	$2,373,526	$(1,509,491)	(63.6)%
Total current liabilities	6,691,825	3,579,805	3,112,020	86.9%
Working capital deficit	$(5,827,790)	$(1,206,279)	$(4,621,511)	383.1%

Our working capital deficit increased by $4,621,511 to $5,827,790 at September 30, 2023 from $1,206,279 at December 31, 2022. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $1,649,000, an increase in accrued payroll liability and compensation of approximately $162,000, an increase in accrued liabilities and other payables of approximately $100,000, an increase in operating lease obligation of approximately $113,000, an increase in equity method investment payable of $1,000,000 resulting from the purchase of 40% of Lab Services MSO incurred in February 2023, an increase in convertible note payable, net, of approximately $1,526,000 resulting from the issuance of May 2023 Convertible Note and July 2023 Convertible Note, offset by an increase in prepaid expense and other current assets of approximately $158,000 which was mainly attributable to the increase in deferred financing costs of approximately $90,000 and the increase in prepaid NASDAQ listing fee of approximately $25,000 and the increase in other miscellaneous items of approximately $43,000.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flows for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

The following summarizes the key components of our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(5,708,402)	$(5,072,932)
Net cash used in investing activities	(22,171)	(54,743)
Net cash provided by financing activities	4,091,323	8,263,989
Effect of exchange rate on cash	(9,889)	(5,893)
Net (decrease) increase in cash	$(1,649,139)	$3,130,421

Net cash flow used in operating activities for the nine months ended September 30, 2023 was $5,708,402, which primarily reflected our consolidated net loss of approximately $7,152,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in accrued liabilities and other payables of approximately $140,000 due to payments made to vendors in the nine months ended September 30, 2023, and the non-cash items adjustment, primarily consisting of income from equity method investment of approximately $351,000 resulting from our purchase of a 40% equity interest in Lab Services MSO in February 2023, and change in fair market value of derivative liability of approximately $129,000, offset by depreciation of approximately $167,000, stock-based compensation and service expense of approximately $1,056,000, impairment of equity method investment of approximately $464,000, and amortization of debt issuance costs and debt discount of approximately $291,000.

Net cash flow used in operating activities for the nine months ended September 30, 2022 was $5,072,932, which primarily reflected our consolidated net loss of approximately $9,513,000, and the non-cash item adjustment consisting of change in fair market value of derivative liability of approximately $601,000, and the changes in operating assets and liabilities, primarily consisting of an increase in prepaid expense and other assets of approximately $66,000, a decrease in operating lease obligation of approximately $108,000, offset by an increase in accounts payable of approximately $87,000, an increase in accrued liabilities and other payables of approximately $63,000, an increase in accrued liabilities and other payables — related parties of approximately $80,000, and the non-cash items adjustment primarily consisting of depreciation of approximately $251,000, amortization of operating lease right-of-use asset of approximately $102,000, stock-based compensation and service expense of approximately $983,000, amortization of debt issuance costs and debt discount of approximately $3,303,000 mainly resulting from the conversion of convertible debt in July 2022, and conversion inducement expense of approximately $344,000 resulted from the reduction in the conversion price.

We expect our cash used in operating activities to increase due to the following:

●	the development and commercialization of new products;

●	an increase in professional staff and services; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities was $22,171 for the nine months ended September 30, 2023 as compared to $54,743 for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we made payment for purchase of property and equipment of approximately $22,000. During the nine months ended September 30, 2022, we made payments for purchase of property and equipment of approximately $2,000 and made additional investment in equity method investment of approximately $53,000.

Net cash flow provided by financing activities was $4,091,323 for the nine months ended September 30, 2023 as compared to $8,263,989 for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we received proceeds from related party borrowings of $850,000, and net proceeds from issuance of convertible debt and warrants of approximately $1,690,000 (net of original issue discount of $100,000 and cash paid for convertible note issuance costs of approximately $211,000), and net proceeds from issuance of balloon promissory note of approximately $936,000 (net of cash paid for promissory note issuance costs of approximately $64,000), and net proceeds from equity offering of approximately $616,000 (net of cash paid for commission and other offering costs of approximately $19,000). During the nine months ended September 30, 2022, we received proceeds from related party borrowings of $100,000, and proceeds from issuance of convertible debt and warrants of approximately $3,719,000, and net proceeds from issuance of balloon promissory note of $4,534,000 (net of cash paid for debt issuance costs of approximately $266,000), and net proceeds from equity offering of approximately $712,000 (net of cash paid for commission and other offering costs of approximately $24,000) to fund our working capital needs, offset by repayments made for note payable — related party of $390,000 and repayments made for loan payable — related party of $410,000.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance our current business;

●	the use of capital for acquisitions and the development of business opportunities; and

●	the cost of being a public company.

August 2019 Credit Facility

In the third quarter of 2019, we had secured a $20 million credit facility (Line of Credit) provided by our Chairman, Wenzhao Lu. The unsecured credit facility bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. As of September 30, 2023, the total principal amount outstanding under the Credit Line was $850,000 and we used approximately $6.8 million of the credit facility and have approximately $13.2 million remaining available under the Line Credit.

ATM

In June 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) under which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $3.5 million. From July 1, 2023 to November 13, 2023, Roth has sold an aggregate of 456,627 shares of common stock of the Company at an average price of $1.39 per share to investors. The Company received net cash proceeds of $616,259, net of cash paid for sales agent’s commission and other fees of $19,132.

Balloon Mortgage Note

In May 2023, the Company, through Avalon RT9 Properties, LLC (“Avalon RT9”), executed a balloon mortgage note in favor of a lender (the “Lender”) in the original principal amount of $1,000,000 (the “Balloon Mortgage Note”). The Balloon Mortgage Note accrues interest at the annual rate of 13.0% and is paid in monthly installments of interest-only in the amount of $10,833 commencing in June 2023 and continuing through October 2025 (at which point any unpaid balance of principal, interest and other charges become due and payable). The Balloon Mortgage Note is secured by a second-lien mortgage on the Company’s real property in Monmouth County, New Jersey, In addition, the Company and Avalon RT9 executed a guaranty related to the Balloon Mortgage Note.

May 2023 Convertible Note Financing

In May 2023, the Company entered into a securities purchase agreement with certain lenders (the “May 2023 Lenders”) and closed on the issuance of a 13.0% senior secured convertible promissory note in the aggregate principal amount of $1,500,000 (the “May 2023 Note”), as well as the issuance of 75,000 shares of common stock as a commitment fee and warrants for the purchase of up to 230,000 shares of the Company’s common stock. The Company and its subsidiaries have also entered into a security agreement, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the May 2023 Note. The May 2023 Lenders acquired the May 2023 Note for $1,425,000 after an original issue discount of $75,000. The May 2023 Note matures on May 23, 2024 and accrues interest at a rate of 13.0% per annum. The May 2023 Note contains certain negative covenants. If the May 2023 Note is accelerated following the occurrence of an event of default as described in such note, the Company is required to pay 120% of the principal and interest outstanding under the May 2023 Note. The principal amount and interest under the May 2023 Note is convertible into shares of the Company’s common stock at a conversion price of $4.50 per share, unless the Company fails to make an amortization payment when due in accordance with the terms of the May 2023 Note, in which case the conversion price shall be the lower of (i) $4.50 or (ii) 85% of the lowest VWAP of the Company’s common stock on any trading day during the five (5) trading days prior to the respective conversion date, subject to a floor of $1.50 per share. The warrants are comprised of (i) a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $4.50 and exercisable until May 23, 2028 and (ii) a warrant to purchase 105,500 shares of the Company’s common stock at an exercise price of $3.20 and exercisable until May 23, 2028 (which warrant shall be cancelled and extinguished upon the payment of the May 2023 Note). The conversion price of the May 2023 Note and the exercise price of the warrants issued thereunder contain certain price protection anti-dilution adjustments if an event of default occurs under the May 2023 Notes.

July 2023 Convertible Note Financing

In July 2023, the Company entered into a securities purchase agreement with certain lenders (the “July 2023 Lenders”) and closed on the issuance of a 13.0% senior secured convertible promissory note in the aggregate principal amount of $500,000 (the “July 2023 Note”), as well as the issuance of 25,000 shares of common stock as a commitment fee and warrants for the purchase of up to 76,830 shares of the Company’s common stock. The Company and its subsidiaries have also entered into a security agreement, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the July 2023 Note. The July 2023 Lenders acquired the July 2023 Note for $475,000 after an original issue discount of $25,000. The July 2023 Note matures on July 6, 2024 and accrues interest at a rate of 13.0% per annum. The July 2023 Note contains certain negative covenants. If the July 2023 Note is accelerated following the occurrence of an event of default as described in such note, the Company is required to pay 120% of the principal and interest outstanding under the July 2023 Note. The principal amount and interest under the July 2023 Note is convertible into shares of the Company’s common stock at a conversion price of $4.50 per share, unless the Company fails to make an amortization payment when due which commences in January 2024 in accordance with the terms of the July 2023 Note, in which case the conversion price shall be the lower of (i) $4.50 or (ii) 85% of the lowest VWAP of the Company’s common stock on any trading day during the five (5) trading days prior to the respective conversion date, subject to a floor of $1.50 per share. The warrants are comprised of (i) a warrant to purchase 41,665 shares of the Company’s common stock at an exercise price of $4.50 and exercisable until July 6, 2028 and (ii) a warrant to purchase 35,165 shares of the Company’s common stock at an exercise price of $3.20 and exercisable until July 6, 2028 (which warrant shall be cancelled and extinguished upon the payment of the July 2023 Notes). The conversion price of the July 2023 Note and the exercise price of the warrants issued thereunder contain certain price protection anti-dilution adjustments if an event of default occurs under the July 2023 Notes.

October 2023 Convertible Note Financing

In October 2023, the Company entered into securities purchase agreements with certain lenders (the “October 2023 Lenders”) and closed on the issuance of 13.0% senior secured convertible promissory notes in the aggregate principal amount of $700,000 (the “October 2023 Note”), as well as the issuance of 70,000 shares of common stock as a commitment fee and warrants for the purchase of up to 105,000 shares of the Company’s common stock. The Company and its subsidiaries have also entered into security agreements, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the October 2023 Note. The October 2023 Lenders acquired the October 2023 Note for $665,000 after an original issue discount of $35,000. The October 2023 Note matures on October 9, 2024 and accrues interest at a rate of 13.0% per annum. The October 2023 Note contains certain negative covenants. If the October 2023 Note is accelerated following the occurrence of an event of default as described in such note, the Company is required to pay 120% of the principal and interest outstanding under the October 2023 Note. The principal amount and interest under the October 2023 Note is convertible into shares of the Company’s common stock at a conversion price of $1.50 per share, unless the Company fails to make an amortization payment when due which commences in April 2024 in accordance with the terms of the October 2023 Note, in which case the conversion price shall be the lower of (i) $1.50 or (ii) 85% of the lowest VWAP of the Company’s common stock on any trading day during the five (5) trading days prior to the respective conversion date. The warrants are comprised of (i) a warrant to purchase 105,000 shares of the Company’s common stock at an exercise price of $2.50 and exercisable until October 9, 2028 and (ii) a warrant to purchase 87,500 shares of the Company’s common stock at an exercise price of $1.80 and exercisable until October 9, 2028 and which warrant shall be cancelled and extinguished upon the payment of the October 2023 Note. The conversion price of the October 2023 Note and the exercise price of the warrants issued thereunder contain certain price protection anti-dilution adjustments if an event of default occurs under the October 2023 Note.

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

Foreign Currency Exchange Rate Risk

In November of 2022, we decided to cease all operations in China with the exception of a small administrative office, Avalon Shanghai. We do not expect nor do we plan that there will be further revenue generated from PRC operations in the foreseeable future. Thus, exchange rate fluctuations between the RMB and the US dollar do not have a material effect on us. For the three months ended September 30, 2023 and 2022, we had an unrealized foreign currency translation loss of approximately $9,000 and $37,000, respectively, because of changes in the exchange rate. For the nine months ended September 30, 2023 and 2022, we had an unrealized foreign currency translation loss of approximately $16,000 and $79,000, respectively, because of changes in the exchange rate.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weakness that was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023, that have not yet been remediated. Management’s plan to remediate the material weakness is described in detail in such Annual Report on Form 10-K for the year ended December 31, 2022.

Changes in Internal Controls Over Financial Reporting

Management is working towards enhancing internal controls, including the hiring of a controller at Lab Services MSO, who is also expected to assist the Company with its internal control over financial reporting processes. Additionally, management continues its risk assessment to identify risks and objectives. There were no other changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023 and the additional factors discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2023 filed with the SEC on August 14, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

In November 2023, we issued a five-year warrant to purchase 8,400 shares of our common stock with an exercise price of $2.50 as a finder’s fee in connection with our note offering in October 2023.

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

EXHIBIT INDEX

Exhibit No.	Description
10.1	Securities Purchase Agreement, dated October 9, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).
10.2	Security Agreement, dated October 9, 2023, among Avalon Globocare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Laboratory Services MSO, LLC, Genexosome Technologies Inc., International Exosome Association LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).
10.3	Senior Secured Promissory Note, dated October 9, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).
10.4	First Warrant, dated October 9, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).
10.5	Second Warrant, dated October 9, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).
10.6	Securities Purchase Agreement, dated October 9, 2023, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).
10.7	Security Agreement, dated October 9, 2023, among Avalon Globocare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Laboratory Services MSO, LLC, Genexosome Technologies Inc., International Exosome Association LLC and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).
10.8	Senior Secured Promissory Note, dated October 9, 2023, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).
10.9	First Warrant, dated October 9, 2023, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).
10.10	Second Warrant, dated October 9, 2023, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).
10.11	Mortgage and Security Agreement, dated October 9, 2023, between Avalon Globocare Corp., Mast Hill Fund, L.P and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).
*10.12	Avalon Globocare Corp. Amended and Restated 2020 Stock Incentive Plan.
* 31.1	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
** 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
** 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.

Dated: November 14, 2023	By:	/s/ David K. Jin
	Name:	David K. Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2023	By:	/s/ Luisa Ingargiola
	Name:	Luisa Ingargiola
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)