Form 10-K
period 2023-12-31
Avalon GloboCare Corp.
filed 2024-04-15
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number: (732) 780-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class:	Trading Symbol	Name of Each Exchange
Common Stock, $0.0001 par value per share	ALBT	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was approximately $7,398,000.

The number of shares of our common stock, $0.0001 par value per share, outstanding as of March 29, 2024, was 11,104,534.

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

ii

PART I

ITEM 1. BUSINESS

We are dedicated to developing and delivering innovative, transformative, precision diagnostics and clinical laboratory services. Our main strategy is to acquire ownership or license rights in precision diagnostic assets, genetic testing and clinical laboratory companies through joint ventures, share ownership structures or distribution rights. We plan to play a leading role in the innovation of diagnostic testing, utilizing proprietary technology to deliver precise, genetics-driven results.

We have the following areas of focus:

Laboratory Acquisitions

We have embarked on a laboratory rollup strategy focused on forming joint ventures and acquiring laboratories that are accretive to our commercial strategy. On February 9, 2023, we entered into and closed an Amended and Restated Membership Interest Purchase Agreement (the “Amended MIPA”), by and among Avalon Laboratory Services, Inc., our wholly owned subsidiary (“Avalon Laboratory Services”), SCBC Holdings LLC, Laboratory Services MSO, LLC (“Lab Services MSO”), the Zoe Family Trust, Bryan Cox and Sarah Cox. The Amended MIPA amended and restated, in its entirety, that certain Membership Interest Purchase Agreement, dated November 7, 2022 (the “Original MIPA”).

Under the Amended MIPA, we acquired from SCBC Holdings LLC through our subsidiary Avalon Laboratory Services, forty percent (40%) of all the issued and outstanding equity interests of Lab Services MSO, free and clear of all liens (the “Laboratory Services MSO Acquisition”). As part of the consideration for the Laboratory Services MSO Acquisition, we issued shares of our newly designated Series B Convertible Preferred Stock, stated value $1,000 per share (“the Series B Preferred Stock”). Further, Avalon Laboratory Services paid SCBC Holdings LLC $20,666,667 for 40% of all the issued and outstanding equity interests of Lab Services MSO, which comprised of (i) $9,000,000 in cash, (ii) $11,000,000 pursuant to the issuance of the Series B Preferred Stock, and (iii) a $666,667 cash payment on February 29, 2024.

●	Lab Services MSO is focused on delivering high quality services related to toxicology and wellness testing and provides a broad portfolio of diagnostic tests, including drug testing, toxicology, and a broad array of test services, from general bloodwork to anatomic pathology, and urine toxicology. Specific capabilities include STAT blood testing, qualitative drug screening, genetic testing, urinary testing, and sexually transmitted disease testing. Lab Services MSO tests for the thyroid panel, comprehensive metabolic panel, kidney profile, liver function tests, and other individual tests. Through Lab Services MSO, we use fast, accurate, and efficient equipment to provide practitioners with the tools to quickly determine if a patient is following their designated treatment plan. In most instances, we are able to provide a practitioner with qualitative drug class results the same day a sample is received. Lab Services MSO provides a menu of extensive chemistry tests that physicians can use to obtain information to better treat their patients and maintain their overall wellness. Lab Services MSO has developed a premier reputation for customer service and fast turnaround times.

●	Lab Services MSO is also focused on commercialization of genetic-based proprietary testing. The first area of focus in this area is confirmatory genetic testing during toxicology screening and genetic testing to screen for addictive propensity. Lab Services MSO plans to focus on diagnostic testing utilizing proprietary technology to deliver precise genetic driven results.

●	In the third quarter of 2023, Lab Services MSO acquired Merlin Technologies, Inc., a retail medical equipment company.

Research and Development

We are focused on bringing forward intellectual property through joint patent filings with the Massachusetts Institute of Technology (MIT). We completed a sponsored research and co-development project with MIT, led by Professor Shuguang Zhang as Principal Investigator. Using the unique QTY code protein design platform, six water-soluble variant cytokine receptors have been successfully designed and tested to show binding affinity to the respective cytokines. We currently are focused on bringing forward the intellectual property associated with this program through joint patent submissions.

Product Commercialization

We have begun work on the commercialization and development of a versatile breathalyzer system.

We were granted exclusive distributorship rights for the KetoAir from Qi Diagnostics in Hong Kong for the following territories: North America, South America, the EU and the UK. We had a pilot launch and exhibition of the KetoAir in this year’s KetoCon conference in Austin, Texas (April 21-23, 2023). For our commercialization strategy, we intend to target the diabetes and obesity markets. We are evaluating options for commercialization, including identifying distribution partners or distributing the KetoAir ourselves.

The KetoAir breathalyzer system (the “KetoAir”) is a handheld device that allows the user to detect acetone levels in exhaled breath. The acetone level is in concentration units (ppm, part-per-million) such that the user will know his/her real-time ketosis status: inadequate ketosis (0-3.99 ppm), mild ketosis (4-9.99 ppm), optimal ketosis (10-40 ppm), or alarming level (> 40 ppm). The breathalyzer is registered with the United States Food and Drug Administration (“FDA”) as a Class I medical device. The device is also paired with an “AI Nutritionist” software program (via Bluetooth connection) which is downloadable from Google Play (for Android mobile phones, approved) and iPhone (the app is currently being reviewed by Apple iOS AppStore). It helps users monitor and manage their ketogenic diet and related programs. We believe the KetoAir can be an essential tool to help diabetic patients adhere to their therapeutic programs and optimize their ketogenic dietary management.

Other Areas

In order to preserve cash and focus on our core laboratory rollup strategy and product commercialization, we have currently suspended all research and development efforts related to cellular therapy (except for our joint patent filing with MIT as noted above) in order to redirect our funding efforts to our core business strategies outlined above.

Corporate and Available Information

We are incorporated in Delaware. Our website is located at http://www.avalon-globocare.com. On our website, investors can obtain, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Code of Conduct and Business Ethics, including disclosure related to any amendments or waivers thereto, other reports and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the “SEC”). None of the information posted on our website is incorporated by reference into this Annual Report. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

China Operations

Due to the winding down of the medical related consulting services segment, in November 2022, we decided to cease all operations in the People’s Republic of China (the “PRC”) with the exception of a small administrative office, in Beijing. We, through our Nevada Subsidiary Avactis Biosciences Inc., will continue to own Avactis Nanjing Biosciences Ltd., which only owns a patent and is not considered an operating entity. In addition, we reconstituted our Board of Directors (the “Board”) in December 2022 at our annual meeting of stockholders and our directors who were citizens of China did not stand for re-election at our annual meeting. We do not expect nor do we plan that we will further operate in the PRC or generate revenue from PRC operations for the foreseeable future.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name of Subsidiary	Place and Date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by Company	Holding company for payroll and other expenses

Avalon RT 9 Properties, LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by Company	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Ceased operations and is not considered an operating entity

Genexosome Technologies Inc. (“Genexosome”)	Nevada July 31, 2017	60% held by Company	No current activities to report, dormant

Avactis Biosciences Inc. (“Avactis”)	Nevada July 18, 2018	60% held by Company	Patent holding company

Avactis Nanjing Biosciences Ltd. (“Avactis Nanjing”)	PRC May 8, 2020	100% held by Avactis	Owns a patent and is not considered an operating entity

Avalon Laboratory Services, Inc. (“Avalon Lab”)	Delaware October 14, 2022	100% held by Company	Laboratory holding company with a 40% membership interest in Lab Services MSO

Sales and Marketing

Laboratory Services

We seek to develop new business through relationships driven by our senior management, which have extensive contacts throughout the healthcare system. Our senior management will be seeking opportunities for joint ventures, strategic relationships and acquisitions in consulting, biomedical innovations, laboratory, and medical device companies. In addition, through our membership interest in Lab Services MSO, we plan to generate revenue from toxicology and wellness laboratory testing. We also intend to seek opportunities to expand the operations of Lab Services MSO and our wholly owned subsidiary, Avalon Laboratory Services, through the acquisition of additional lab companies and through the opening of new lab locations.

Breathalyzer System (KetoAir)

We are in the process of launching sales of the KetoAir in the US. We have retained a marketing expert to assist us to bring this product to market through social media, influencer promotion and our website. We will also be launching this product at the 2024 “KetoCon” convention taking place May 31, 2024 in Austin Texas, where we plan to begin taking orders for this product.

Markets

Laboratory Services

Through our membership interest in Lab Services MSO, we are focused on delivering high quality services related to toxicology and wellness testing. We use fast, accurate, and efficient equipment to provide practitioners with the tools to quickly determine if a patient is following their designated treatment plan. In most instances, we are able to provide a practitioner with qualitative drug class results the same day the sample is received. We provide an extensive chemistry test menu that gives physicians the information to better treat their patients and maintain their overall wellness. The panels that we test for are thyroid panel, comprehensive metabolic panel, kidney profile, liver function tests, and other individual tests.

We are currently offering our laboratory services in California, Texas and Arizona.

Breathalyzer System (KetoAir)

Our current area of focus for the launch of the KetoAir is within the United States (“US”). We are focused on the population within the US that is using the Keto Diet approach to weight loss and diabetic management.

Avalon RT 9 Properties, LLC

In May 2017, we acquired commercial property located in Freehold, New Jersey. This property serves as our corporate headquarters and contains several commercial tenants that generate revenue through rental income.

Strategic Development

Through our wholly owned subsidiary Avalon Laboratory Services and through our membership interest in Lab Services MSO, we plan to execute on a rollup acquisition strategy of small to medium size laboratories accretive to our strategy and complimentary to our membership interest in Lab Services MSO. We also intend to pursue the acquisition and development of healthcare related technologies for cell related diagnostics and therapeutics through acquisition, licensing or joint ventures with major universities and biotech companies seeking laboratory or medical device acquisitions.

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

In addition, we believe that consolidation in the diagnostic information services industry will continue. A significant portion of clinical testing is likely to continue to be performed by independent delivery networks (including hospitals and hospital health systems) (“IDNs”), which generally have affiliations with community clinicians and may have more, or more convenient, locations in a particular market. As a result, we compete against these affiliated laboratories primarily on the basis of service capability, quality and pricing. In addition, market activity may increase the competitive environment. For example, IDN ownership of physician practices may enhance the ties of the clinicians to IDN-affiliated laboratories, enhancing the competitive position of IDN-affiliated laboratories.

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

Clinical

The development and commercialization of new drug products is highly competitive. We expect that we will continue to face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. Specifically, due to the large unmet medical need, global demographics and relatively attractive reimbursement dynamics, the markets in which we are seeking to develop products are fiercely competitive and there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates similar to ours. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

Avalon RT 9 Properties, LLC

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

Employees

As of March 29, 2024, we employed five employees, four of which are full time employees. None of our employees are represented by a collective bargaining arrangement.

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

●

Joint ventures, joint ownership arrangements and other projects pose unique challenges and we may not be able to fully implement or realize synergies, expected returns or other anticipated benefits associated with such projects.

●	We must effectively manage the growth of our operations, or our company will suffer.

●	Our prospects will suffer if we are not able to hire, train, motivate, manage, and retain a significant number of highly skilled employees.

●	Potential liability claims may adversely affect our business.

●	In accordance with our strategic development policy, we may invest in companies for strategic reasons and may not realize a return on our investments.

●	Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and any patent protection we may obtain in the future could be reduced or eliminated for non-compliance with these requirements.

●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If we fail to protect or enforce our intellectual property rights adequately or secure rights to patents of others, the value of our intellectual property rights would diminish.

●	If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

Risk Factors Related to our Laboratory Services Business

●	Continued changes in healthcare reimbursement models and products, changes in government payment and reimbursement systems, or changes in payer mix could have a material adverse effect on our revenues, profitability and cash flow.

●	The Laboratory Services MSO Acquisition will result in organizational changes that could create significant growth for our business. If we fail to effectively manage this growth and adapt our business structure in a manner that preserves our reputation, then our business, financial condition and results of operations could be harmed.

●	The clinical testing business is highly competitive, and if we fail to provide an appropriately priced level of service or otherwise fail to compete effectively it could have a material adverse effect on our revenues and profitability.

●	Failure to obtain and retain new customers, the loss of existing customers or material contracts, or a reduction in services or tests ordered or specimens submitted by existing customers, or the inability to retain existing and/or create new relationships with health systems could impact our ability to successfully grow our business.

●	Discontinuation or recalls of existing testing products; failure to develop or acquire licenses for new or improved testing technologies; or our customers using new technologies to perform their own tests could adversely affect our business.

●	Continued and increased consolidation of pharmaceutical, biotechnology and medical device companies, health systems, physicians and other customers could adversely affect our business.

Risk Factors Related to Clinical and Commercialization Activity

●	We may not be able to file investigational new drug applications (INDs) to commence additional clinical trials on the timelines we expect, and even if we are able to do so, the FDA may not permit us to proceed.

●	We have limited experience in conducting clinical trials.

●	Delays in the commencement, enrollment, and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

●	As the results of earlier pre-clinical studies or clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

●	Even if our product candidates receive regulatory approval, we may still face future development and regulatory difficulties.

●	Any cell based therapies we develop may become subject to unfavorable pricing regulations, third party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.

Risks Related to Our Securities

●	Our officers, directors and principal stockholders own a significant percentage of our capital stock and will be able to exert significant control over matters that are subject to stockholder approval.

●	If we are unable to maintain listing of our securities on The Nasdaq Capital Market or another reputable stock exchange, it may be more difficult for our stockholders to sell their securities.

●	The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

●	You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

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

We incurred net losses amounting to approximately $16.7 million and $11.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $79.8 million. If we incur additional significant losses, our stock price may decline, perhaps significantly. Our management is developing plans to achieve profitability. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are a new enterprise, we expect that net losses will continue.

There is substantial doubt about our ability to continue as a going concern, which will affect our ability to obtain future financing and may require us to curtail our operations.

Our financial statements as of December 31, 2023 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2023 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing management’s assessment and conclusion that there is substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. We cannot assure you, however, that we will be able to achieve any of the foregoing. See Note 2 to our Consolidated Financial Statements for further details.

Our cash will only fund our operations for a limited time and we will need to raise additional capital in order to support our development.

We are currently operating at a loss and expect our operating costs will increase significantly as we continue to grow our operations. The independent registered public accounting firm that audited our 2023 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing management’s assessment and conclusion that there is substantial doubt in our ability to continue as a going concern. At December 31, 2023, we had cash of approximately $285,000. We will need to raise additional capital or generate substantial revenue in order to support our development and commercialization efforts.

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

As of December 31, 2023, we had approximately $9.1 million of outstanding indebtedness. In order to service this indebtedness and any additional indebtedness we may incur in the future, we will need to generate cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. If we are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either when they mature, or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our business operations and financial condition.

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

Our business and operations may be further impacted by epidemics, outbreaks and other public health events.

Epidemics, outbreaks or other public health events that are outside of our control could significantly disrupt our operations and adversely affect our financial condition. The global or national outbreak of an illness or other communicable disease, or any other public health crisis, such as COVID-19, may cause disruptions to our business and operations, which may include (i) shortages of employees, (ii) unavailability of contractors or subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by government and health authorities, including quarantines, to address an outbreak and (v) restrictions that we and our contractors, subcontractors and our customers impose, including facility shutdowns, to ensure the safety of employees.

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

Joint ventures, joint ownership arrangements and other projects pose unique challenges and we may not be able to fully implement or realize synergies, expected returns or other anticipated benefits associated with such projects.

We are, and may be in the future, involved in strategic joint ventures and other joint ownership arrangements. We may not always be in complete alignment with our joint venture or joint owner counterparties; we may have differing strategic or commercial objectives and may be outvoted by our joint venture partners or we may disagree on governance matters with respect to the joint venture entity or the jointly owned assets. As a result, when we enter into joint ventures or joint ownership arrangements, we may be subject to a number of risks. In some joint ventures and joint ownership arrangements we may not be responsible for the operation of projects and will rely on our joint venture or joint owner counterparties for such services. Joint ventures and joint ownership arrangements may also require us to expend additional internal resources that could otherwise be directed to other projects. If we are unable to successfully execute and manage our existing and any proposed joint venture and joint owner arrangements, it could adversely impact our financial and operating results.

We may be undertaking, or participating with various counterparties in, a number of projects that involve forming joint ventures and acquiring laboratories that are accretive to our commercial strategy. Many of these projects could involve numerous regulatory, environmental, commercial, economic, political and legal uncertainties that are beyond our control, including the following:

●	We may be unable to realize our forecasted commercial, operational or administrative synergies in connection with our joint venture and joint ownership arrangements, including the Laboratory Services MSO Acquisition; and

●	Joint ventures and other joint ownership arrangements may demand substantial internal resources and may divert resources and attention from other areas of our business.

As a result of these uncertainties, the anticipated benefits associated with our joint ventures and joint ownership arrangements may not be achieved or could be delayed. In turn, this could negatively impact our cash flow and our ability to make or increase cash distributions to our partners.

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

Our revenue and results of operations may suffer if we are unable to attract new tenants.

We presently derive our revenue from rental revenue from our income-producing real estate property in New Jersey. Our growth therefore depends on our ability to attract new tenants. This depends on our ability to understand and anticipate market and pricing trends and our tenants’ needs. Our failure to attract new tenants could materially and adversely affect our operating results.

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

From time to time, we may make investments in companies. These investments may be for strategic objectives to support our key business initiatives but may also be standalone investments or acquisitions. Such investments or acquisitions could include equity or debt instruments in private companies, many of which may not be marketable at the time of our initial investment. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies may depend on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as public offerings, mergers, and private sales. If any of these private companies fails, we could lose all or part of our investment in that company. If we determine that impairment indicators exist and that there are other-than-temporary declines in the fair value of the investments, we may be required to write down the investments to their fair value and recognize the related write-down as an investment loss. For the year ended December 31, 2023, we had an impairment of goodwill acquired from Lab Services MSO acquisition of approximately $9.2 million. In the future, we could have additional impairment charges related to investments that we may make.

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

Risk Factors Related to our Lab Services MSO Business

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

On February 9, 2023, we acquired 40% of all the issued and outstanding equity interests of Lab Services MSO. The Laboratory Services MSO Acquisition has resulted in significant growth in our operations. We have incurred and will continue to incur significant expenditures and the allocation of management time to assimilate Lab Services MSO in a manner that preserves the key aspects of our business, but there can be no assurance that we will be successful in our efforts. If we do not effectively integrate Lab Services MSO, the effectiveness of our business growth could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

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

Currently, most commercial laboratory testing is categorized as high or moderate complexity, and thereby is subject to extensive and costly regulation under the Clinical Laboratory Improvement Act (CLIA). The cost of compliance with CLIA makes it impractical for most physicians to operate clinical laboratories in their offices, and other laws limit the ability of physicians to have ownership in a laboratory and to refer tests to such a laboratory. Manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved for home or physician office use to both physicians and patients. Diagnostic tests approved for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories as well as by patients in their homes with minimal regulatory oversight. Other tests meeting certain FDA criteria also may be classified as “waived” for CLIA purposes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories, and it has taken responsibility from the U.S. Centers for Disease Control and Prevention for classifying the complexity of tests for CLIA purposes. Increased approval of “waived” test kits could lead to increased testing by physicians in their offices or by patients at home, which could affect our market for laboratory testing services and negatively impact its revenues.

Changes or disruption in services supplies, or transportation provided by third parties have impacted and could continue to impact or adversely affect our business.

We depend on third parties to provide supplies and services critical to our laboratory services business. We are heavily reliant on third-party ground and air travel for transport of clinical trial and diagnostic testing supplies and specimens, research products, and people. A significant disruption to these travel systems, or our access to them, could have a material adverse effect on our business. We are also reliant on an extensive network of third-party suppliers and vendors of certain services and products, including for certain animal populations. Disruptions to the continued supply, or increases in costs, of these services, products, or animal populations may arise from export/import restrictions or embargoes, political or economic instability, pressure from animal rights activists, adverse weather, natural disasters, public health crises, transportation disruptions, cyber-attacks, or other causes, as well as from termination of relationships with suppliers or vendors for their failure to follow our performance standards and requirements. Disruption of supply and services has impacted and could continue to impact or have a material adverse effect on our business.

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

Failure to establish and perform to appropriate quality standards, or to assure that the appropriate standard of quality is observed in the performance of our diagnostic information services, could adversely affect the results of our operations and adversely impact our reputation.

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

On November 3, 2023, we received notice from Nasdaq that the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, and that we were therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Rule”). Nasdaq’s notice had no immediate effect on the listing or trading of our common stock on The Nasdaq Capital Market. The notice indicated that we will have 180 calendar days, until May 1, 2024, to regain compliance with the Rule. We could regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of our common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days during the 180-day compliance period. If we do not regain compliance during the initial compliance period, we may be eligible for additional time to regain compliance with the Rule. To qualify, we will be required to meet the continued listing requirement for market value of our publicly held shares and all other Nasdaq initial listing standards, except the bid price requirement, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we are not eligible or it appeared to Nasdaq that we will not be able to cure the deficiency during the second compliance period, Nasdaq then provides written notice to us that our common stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s determination to delist our securities, but there can be no assurance that Nasdaq will grant our request for continued listing.

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

In addition, as of December 31, 2023,

●	853,303 shares of our common stock were issuable upon exercise of outstanding stock options;

●	645,527 shares of our common stock were issuable upon exercise of outstanding stock warrants;

●	900,000 shares of our common stock were issuable upon the conversion of our outstanding Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”);

●	2,910,053 shares of our common stock issuable upon conversion of our outstanding Series B Preferred Stock;

●	911,111 shares of our common stock issuable upon conversion of our outstanding convertible notes.

If the shares we may issue from time to time upon the exercise of outstanding options and warrants and the conversion of our outstanding Series A Preferred Stock and Series B Preferred Stock are sold and outstanding convertible notes are issues, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

As of the date of this filing, we have issued an aggregate of (i) 9,000 shares of our newly designated Series A Preferred Stock and (ii) 11,000 shares of our newly designated Series B Preferred Stock. In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders. We are authorized to issue an aggregate of 490,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of our common stock. We expect we will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

The ability of our Board to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger.

Our Board is authorized to issue up to 10,000,000 shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of us. The rights of holders of our common stock are subject to the rights of the holders of our preferred stock, including our newly designated Series A Preferred Stock, Series B Preferred Stock, Series C Convertible Preferred Stock and any preferred stock that may be issued. The ability of the Board to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of us by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of us more difficult, even if a change in control would be beneficial to the stockholders. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, our Board approves the transaction. Our Board may use these provisions to prevent changes in the management and control of us. Also, under applicable Delaware law, our Board may adopt additional anti-takeover measures in the future.

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

We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of our common stock. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management

We, like other companies in our industry, face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

In the ordinary course of our business, we use, store and process a bare minimum of data. To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management program, which is comprised of data segregation, penetration testing, and training. The cyber risk management program falls under the responsibility of a third party IT consultant, who has cross-functional expertise in IT management, cybersecurity, and engineering with more than 30 years of experience (the “IT Consultant”), who reports directly to our Chief Financial Officer. Under the guidance of the IT Consultant, we have minimized our data footprint to keep our cyber risk low.

We have implemented a cybersecurity risk management program that is designed to limit and mitigate risks from cybersecurity threats. Our cybersecurity risk management program incorporates several components, including employee training, periodic penetration tests, and multifactor authentications.

Governance

Under the ultimate direction of our CFO, with oversight from the Board, we maintain a security governance structure to evaluate and address cyber risk.

Our Board is responsible for the oversight of cybersecurity risk management. The Board delegates oversight of the cybersecurity risk management program to the Audit Committee. On a quarterly and as-needed basis, the CFO reports to the Audit Committee on our cybersecurity risk management program, including any critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards. The CFO also provides updates to the Audit Committee of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

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

We are obligated under various lease agreements providing for office space that expire at various dates through the year 2025. Total rent expense under these lease agreements was approximately $129,000 and $141,000 for the years ended December 31, 2023 and 2022, respectively.

We believe that our current office space is adequate for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings, except as set forth below.

On October 25, 2017, our subsidiary, Genexosome, entered into and closed a Stock Purchase Agreement with Beijing Jieteng (Genexosome) Biotech Co., Ltd., a corporation incorporated in the People’s Republic of China on August 7, 2015 (“Beijing Genexosome”) which was dissolved in June 2022, and Yu Zhou, MD, PhD, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000, of which $100,000 is still owed. Further, on October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Dr. Zhou, pursuant to which the Company acquired all assets, including all intellectual property and exosome separation systems, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, Genexosome paid Dr. Zhou $876,087 in cash, transferred 500,000 shares of our common stock to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of Genexosome. Further, the Company had not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has decided to impair the intangible asset associated with this acquisition to zero. Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019. Further, on October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016 and violation of Ohio Uniform Trade Secrets Act. Research Institute is seeking monetary damages, injunctive relief, exemplary damages, injunctive relief and other equitable relief. The Company intends to vigorously defend against this action and pursue all available legal remedies. The criminal proceedings against Dr. Zhou and Li Chen have been concluded. The Company, Genexosome and the Research Institute entered into a settlement agreement dated June 7, 2022 (the “Settlement Agreement”), whereby the Company agreed to pay the Research Institute $450,000 on each of the sixty-day, one year and two-year anniversaries of the Settlement Date. In addition, the Company agreed to pay the Research Institute 30% of the Company’s initial pre-tax profit of $3,333,333, 20% of the Company’s second pre-tax profit of $3,333,333 and 10% of the Company’s third pre-tax profit of $3,333,333. The parties provided a mutual release as well.

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

Holders of Record

As of March 29, 2024, there were approximately 223 registered holders of record of our shares of common stock, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements and related notes to those consolidated financial statements that are included elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-looking Statements

All statements other than statements of historical fact included in this Annual Report Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of factors, including those set forth under the risk factors and business sections in this Annual Report on Form 10-K.

Overview

We are a commercial stage company dedicated to developing and delivering innovative, transformative, precision diagnostics and clinical laboratory services. We are focused on establishing a leading role in the innovation of diagnostic testing, utilizing proprietary technology to deliver precise, genetics-driven results. As a first step into the laboratory market, we completed an acquisition of a 40% membership interest in Laboratory Services MSO, LLC (“Lab Services MSO”), which closed in February 2023.

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

Research and Development

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

Product Commercialization

We have begun the commercialization and development of a versatile breathalyzer system.

We were granted exclusive distributorship rights for the KetoAir from Qi Diagnostics for the following territories: North America, South America, the EU and the UK. We had a pilot launch and exhibition of the KetoAir in this year’s KetoCon conference in Austin, Texas (April 21-23, 2023). For our commercialization strategy, we intend to target the diabetes and obesity markets. We are evaluating options for commercialization, including identifying distribution partners or distributing the KetoAir ourselves.

The KetoAir is a handheld device that allows the user to detect acetone levels in exhaled breath. The acetone level is in concentration units (ppm, part-per-million) such that the user will know his/her real-time ketosis status: inadequate ketosis (0-3.99 ppm), mild ketosis (4-9.99 ppm), optimal ketosis (10-40 ppm), or alarming level (> 40 ppm). The KetoAir is registered with the United States FDA as a Class I medical device. The device is also paired with an “AI Nutritionist” software program (via Bluetooth connection) which is downloadable from Google Play (for Android mobile phones, approved) and iPhone (the app is currently being reviewed by Apple iOS AppStore). It helps users monitor and manage their ketogenic diet and related programs. We believe the KetoAir can be an essential tool to help diabetic patients adhere to their therapeutic programs and optimize their ketogenic dietary management.

Other Areas

In order to preserve cash and focus on our core laboratory rollup strategy and product commercialization, we have currently suspended all research and development efforts related to cellular therapy in order to redirect our funding efforts to our core business strategies outlined above.

Going Concern

We are a commercial stage company dedicated to developing and delivering innovative, transformative, precision diagnostics and clinical laboratory services. We are focused on establishing a leading role in the innovation of diagnostic testing, utilizing proprietary technology to deliver precise, genetics-driven results. We also provide laboratory services, offering a broad portfolio of diagnostic tests, including drug testing, toxicology, and a broad array of test services, from general bloodwork to anatomic pathology, and urine toxicology.

In addition, we own commercial real estate that houses our headquarters in Freehold, New Jersey. We also have income from equity method investment through our forty percent (40%) interest in Lab Services MSO. These consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, we had working capital deficit of approximately $5,912,000 at December 31, 2023 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $16,707,000 and $6,505,000 for the year ended December 31, 2023, respectively.

We have a limited operating history and our continued growth is dependent upon the continuation of generating rental revenue from its income-producing real estate property in New Jersey and income from equity method investment through its forty percent (40%) interest in Lab Services MSO and obtaining additional financing to fund future obligations and pay liabilities arising from ordinary course business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in its efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. We plan on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, if any.

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

Significant estimates during the years ended December 31, 2023 and 2022 include the useful life of property and equipment, investment in real estate, and intangible assets, the assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable, and the fair value of the consideration given and assets acquired in the purchase of our equity interest in Lab Services MSO.

Investment in Unconsolidated Companies

We use the equity method of accounting for its investments in, and earning or loss of, companies that it does not control but over which it does exert significant influence. We consider whether the fair values of our equity method investments have declined below their carrying values whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If we consider any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. Impairment of equity method investment amounted to $9,651,361 for the year ended December 31, 2023. See Note 7 for discussion of equity method investments.

Real Property Rental

We have determined that ASC 606 does not apply to rental contracts, which are within the scope of other revenue recognition accounting standards.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022

Real Property Rental Revenue

For the year ended December 31, 2023, we had real property rental revenue of $1,255,681, as compared to $1,202,169 for the year ended December 31, 2022, an increase of $53,512, or 4.5%. The increase was primarily attributable to the increase in the number of tenants occupying the building in the year ended December 31, 2023 as compared to the year ended December 31, 2022. We expect that our revenue from real property rent will remain at its current level with minimal increase in the near future.

Real Property Operating Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the year ended December 31, 2023, our real property operating expenses amounted to $1,017,493, as compared to $929,441 for the year ended December 31, 2022, an increase of $88,052 or 9.5%. The increase was primarily due to an increase in property management fees of approximately $15,000, an increase in repairs and maintenance fee of approximately $64,000, and an increase in other miscellaneous items of approximately $9,000.

Real Property Operating Income

Our real property operating income for the year ended December 31, 2023 was $238,188, representing a decrease of $34,540 or 12.7%, as compared to $272,728 for the year ended December 31, 2022. The decrease was primarily attributable to the increase in real property operating expenses as described above. We expect our real property operating income will remain at its current level with minimal increase in the near future.

Loss from Equity Method Investment — Lab Services MSO

For the year ended December 31, 2023, we had loss from our investment in Lab Services MSO of $8,571,647, which consists of our share of Lab Services MSO’s net income of $1,236,391 and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $611,356 and impairment of goodwill acquired from Lab Services MSO acquisition of $9,196,682, which was primarily attributable to Lab Services MSO’s lower revenues and net incomes than anticipated and the decline in our stock price and market capitalization. We purchased 40% of Lab Services MSO on February 9, 2023. In the third quarter of 2023, Lab Services MSO acquired Merlin Technologies, Inc. which is a medical equipment retail company. Lab Services MSO has also opened a new laboratory, Veritas Laboratories LLC (“Veritas”). Veritas is a CLIA-certified and COLA-accredited laboratory located in Scottsdale, Arizona that offers a wide range of high-quality testing, including drug testing, genetic testing, urinary testing and COVID-19 PCR testing. We expect to receive income from our investment in Lab Services MSO in the near future.

Other Operating Expenses

For the years ended December 31, 2023 and 2022, other operating expenses consisted of the following:

	Years Ended December 31,
	2023	2022
Advertising and marketing expenses	$1,666,721	$1,325,313
Professional fees	3,076,477	2,909,652
Compensation and related benefits	1,768,449	1,863,188
Research and development	109,618	731,328
Litigation settlement	-	1,350,000
Directors and officers’ liability insurance premium	349,745	414,757
Travel and entertainment	166,921	163,213
Rent and related utilities	64,149	77,352
Other general and administrative	218,144	230,820
	$7,420,224	$9,065,623

●	For the year ended December 31, 2023, advertising and marketing expenses increased by $341,408 or 25.8% as compared to the year ended December 31, 2022. The increase was primarily due to increased advertising activities to enhance our visibility and marketability and to improve brand recognition and awareness. We expect that our advertising and marketing expenses will decrease in the near future as we conserve cash.

●

Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges and other fees. For the year ended December 31, 2023, professional fees increased by $166,825, or 5.7%, as compared to the year ended December 31, 2022, which was primarily attributable to an increase in consulting fees of approximately $331,000, mainly due to the increase in use of consulting service providers related to our acquisition of Lab Services MSO, an increase in audit fees of approximately $242,000, due to the increased audit services related to our acquisition of Lab Services MSO, and an increase in accounting fees of approximately $425,000 mainly due to the increased accounting services related to our acquisition of Lab Services MSO, offset by a decrease in investor relations service charges of approximately $242,000, resulting from the decrease in investor relations service providers, a decrease in legal service fees of approximately $568,000, mainly due to the decreased legal services related to our acquisition of Lab Services MSO, and a decrease in other miscellaneous items of approximately $21,000. We expect that our professional fees are likely to decrease in the near future.

●	For the year ended December 31, 2023, compensation and related benefits decreased by $94,739, or 5.1%, as compared to the year ended December 31, 2022. The decrease was primarily attributable to the decreased compensation for our two officers as further described in Item 11 of this report. We expect that our compensation and related benefits will continue to decrease in the near future.

●	For the year ended December 31, 2023, research and development expenses decreased by $621,710, or 85.0%, as compared to the year ended December 31, 2022. The decrease was mainly attributable to our decreased activity with respect to research and development projects in the year ended December 31, 2023. We expect that our research and development expenses will continue to decrease in the near future as we redirect our funding efforts to our core business strategies discussed above.

●	For the year ended December 31, 2023, litigation settlement decreased by $1,350,000, or 100.0%, as compared to the year ended December 31, 2022. The decrease was due to a settlement signed in June 2022.

●	For the year ended December 31, 2023, Directors and Officers Liability Insurance premium decreased by $65,012, or 15.7%, as compared to the year ended December 31, 2022. The decrease was mainly due to us switching to a different insurance provider, resulting in a lower premium.

●	For the year ended December 31, 2023, travel and entertainment expense increased by $3,708, or 2.3%, as compared to the year ended December 31, 2022.

●	For the year ended December 31, 2023, rent and related utilities expenses decreased by $13,203, or 17.1%, as compared to the year ended December 31, 2022. The decrease was attributable to decreased rental rate in the year ended December 31, 2023.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, office supplies, miscellaneous taxes, and other miscellaneous items. For the year ended December 31, 2023, other general and administrative expenses decreased by $12,676, or 5.5%, as compared to the year ended December 31, 2022, reflecting our efforts at stricter controls on corporate expenditures.

Loss from Operations

As a result of the foregoing, for the year ended December 31, 2023, loss from operations amounted to $15,753,683, as compared to $8,792,895 for the year ended December 31, 2022, an increase of $6,960,788 or 79.2%.

Other (Expense) Income

Other (expense) income mainly includes third party and related party interest expense, conversion inducement expense, loss from equity method investment - Epicon, change in fair value of derivative liability, impairment of equity method investment - Epicon, gain on debts extinguishment, and other miscellaneous (expense) income.

Other expense, net, totaled $953,327 for the year ended December 31, 2023, as compared to $3,137,952 for the year ended December 31, 2022, a decrease of $2,184,625, or 69.6%, which was primarily attributable to a decrease in third party interest expense of approximately $2,179,000, mainly driven by the decrease in amortization of debt discount and debt issuance cost of approximately $2,767,000 which was offset by the increased interest expense of approximately $588,000 from third party debts in the year ended December 31, 2023, a decrease in conversion inducement expense of approximately $344,000 resulted from the reduction in the conversion price which was incurred in the year ended December 31, 2022, and an increase in gain on debts extinguishment of approximately $683,000, offset by a decrease in gain from change in fair value of derivative liability of approximately $412,000, and an increase in impairment of equity method investment - Epicon of approximately $455,000 due to Epicon’s series of operating losses and the joint venture partner unable to obtain funds to commence operations, and a decrease in other miscellaneous income of approximately $224,000.

Income Taxes

We did not have any income taxes expense for the years ended December 31, 2023 and 2022 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $16,707,010 for the year ended December 31, 2023, as compared to $11,930,847 for the year ended December 31, 2022, an increase of $4,776,163 or 40.0%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to our common shareholders was $16,707,010 or $1.59 per share (basic and diluted) for the year ended December 31, 2023, as compared to $11,930,847 or $1.28 per share (basic and diluted) for the year ended December 31, 2022, an increase of $4,776,163 or 40.0%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, and Avalon Lab is the U.S. dollar and the functional currency of Avalon Shanghai is the Chinese Renminbi (“RMB”). The financial statement of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rate of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rate for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $18,590 and $47,871 for the years ended December 31, 2023 and 2022, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $16,725,600 and $11,978,718 for the years ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

We have a limited operating history and our continued growth is dependent upon the continuation of generating rental revenue from our income-producing real estate property in New Jersey and income from equity method investment through our equity interest in Lab Services MSO, as well as obtaining additional financing to fund future obligations and pay liabilities arising from ordinary course business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern is dependent on our ability to raise additional capital, implement its business plan, and generate sufficient revenues. There are no assurances that we will be successful in its efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. As described below, we have raised additional capital through the sale of equity and debt and our plans on raising additional capital in the future through the sale of equity or debt to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, if at all.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2023 and 2022, we had cash balance of approximately $285,000 and $1,991,000, respectively. These funds are kept in financial institutions located as follows:

Country:	December 31, 2023		December 31, 2022
United States	$280,197	98.2%	$1,806,083	90.7%
China	5,203	1.8%	184,827	9.3%
Total cash	$285,400	100.0%	$1,990,910	100.0%

The following table sets forth a summary of changes in our working capital deficit from December 31, 2022 to December 31, 2023:

	December 31,		Changes in
	2023	2022	Amount	Percentage
Working capital deficit:
Total current assets	$850,867	$2,373,526	$(1,522,659)	(64.2)%
Total current liabilities	6,762,686	3,579,805	3,182,881	88.9%
Working capital deficit	$(5,911,819)	$(1,206,279)	$(4,705,540)	390.1%

Our working capital deficit increased by $4,705,540 to $5,911,819 at December 31, 2023 from $1,206,279 at December 31, 2022. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $1,706,000, an increase in accrued professional fees of approximately $131,000, an increase in accrued payroll liability and compensation of approximately $365,000, an increase in accrued liabilities and other payables – related parties of approximately $106,000, an increase in operating lease obligation of approximately $118,000, an increase in advance from sale of noncontrolling interest – related party of approximately $486,000 driven by advance received in connection with the membership interest purchase agreement signed in November 2023, an increase in equity method investment payable of $667,000 resulting from the purchase of 40% of Lab Services MSO incurred in February 2023, an increase in convertible note payable, net, of approximately $1,925,000 resulting from the issuance of May 2023 Convertible Note, July 2023 Convertible Note, and October 2023 Convertible Note, offset by an increase in prepaid expense and other current assets of approximately $120,000, and a decrease in accrued research and development fees of approximately $629,000 mainly due to the extinguishment of accrued liability.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following summarizes the key components of our cash flows for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(6,504,718)	$(7,037,224)
Net cash used in investing activities	(22,159)	(9,053,470)
Net cash provided by financing activities	4,825,337	17,263,989
Effect of exchange rate on cash	(3,970)	10,077
Net (decrease) increase in cash	$(1,705,510)	$1,183,372

Net cash flow used in operating activities for the year ended December 31, 2023 was $6,504,718, which primarily reflected our consolidated net loss of approximately $16,707,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in operating lease obligation of approximately $113,000, and the non-cash items adjustment, consisting of change in fair market value of derivative liability of approximately $188,000, and gain on debts extinguishment of approximately $683,000, offset by depreciation of approximately $212,000, amortization of operating lease right-of-use asset of approximately $118,000, stock-based compensation and service expense of approximately $1,180,000, loss from equity method investments of approximately $8,590,000 mainly due to the impairment of goodwill acquired from Lab Services MSO acquisition resulting from Lab Services MSO’s lower revenues and net incomes than anticipated and the decline in our stock price and market capitalization, impairment of equity method investment - Epicon of approximately $455,000 due to Epicon’s series of operating losses and the joint venture partner unable to obtain funds to commence operations, and amortization of debt issuance costs and debt discount of approximately $544,000 resulting from our outstanding convertible note payable and note payable, and the changes in operating assets and liabilities, primarily consisting of an increase in accrued liabilities and other payables – related parties of approximately $106,000 driven by the increased accrued interest for related party.

Net cash flow used in operating activities for the year ended December 31, 2022 was $7,037,224, which primarily reflected our consolidated net loss of approximately $11,931,000, and the non-cash item adjustment consisting of change in fair market value of derivative liability of approximately $601,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in operating lease obligation of approximately $142,000, offset by an increase in accrued liabilities and other payables of approximately $331,000, an increase in accrued liabilities and other payables – related parties of approximately $80,000, and the non-cash items adjustment primarily consisting of depreciation of approximately $331,000, amortization of operating lease right-of-use asset of approximately $136,000, stock-based compensation and service expense of approximately $1,107,000, amortization of debt issuance costs and debt discount of approximately $3,311,000 mainly resulting from the conversion of convertible debt in July 2022, and conversion inducement expense of approximately $344,000 resulted from the reduction in the conversion price.

We expect our cash used in operating activities to increase due to the following:

●	the development and commercialization of new products;

●	an increase in professional staff and services; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities was $22,159 for the year ended December 31, 2023 as compared to $9,053,470 for the year ended December 31, 2022. During the year ended December 31, 2023, we made payment for purchase of property and equipment of approximately $22,000. During the year ended December 31, 2022, we made payments for purchase of property and equipment of approximately $2,000 and made additional investment in Epicon equity method investment of approximately $52,000 and made payments for acquisition of 40% interest in Laboratory Services MSO, LLC of approximately $9,000,000.

Net cash flow provided by financing activities was $4,825,337 for the year ended December 31, 2023 as compared to $17,263,989 for the year ended December 31, 2022. During the year ended December 31, 2023, we received proceeds from related party borrowings of $850,000, and net proceeds from issuance of convertible debt and warrants of approximately $2,238,000 (net of original issue discount of $135,000 and cash paid for convertible note issuance costs of approximately $327,000), and net proceeds from issuance of balloon promissory note of approximately $936,000 (net of cash paid for promissory note issuance costs of approximately $64,000), and net proceeds from equity offering of approximately $616,000 (net of cash paid for commission and other offering costs of approximately $19,000), and advance from sale of noncontrolling interest in subsidiary of approximately $486,000, offset by repayments made for convertible debt of $300,000.  During the year ended December 31, 2022, we received proceeds from related party borrowings of $100,000, and proceeds from issuance of convertible debt and warrants of approximately $3,719,000, and net proceeds from issuance of balloon promissory note of approximately $4,534,000 (net of cash paid for debt issuance costs of approximately $266,000), and net proceeds from equity offering of approximately $712,000 (net of cash paid for commission and other offering costs of approximately $24,000), and proceeds from issuance of Series A Preferred Stock of $9,000,000 to fund our working capital needs and equity interest purchase, offset by repayments made for note payable – related party of $390,000 and repayments made for loan payable – related party of $410,000.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance our current business;

●	the use of capital for acquisitions and the development of business opportunities; and

●	the cost of being a public company.

August 2019 Credit Facility

In the third quarter of 2019, we had secured a $20 million credit facility (Line of Credit) provided by our Chairman, Wenzhao Lu. The unsecured credit facility bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. As of December 31, 2023, we used approximately $6.8 million of the credit facility and have approximately $13.2 million remaining available under the Line Credit.

ATM

In June 2023, we entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) under which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $3.5 million. From July 1, 2023 to March 29, 2024, Roth has sold an aggregate of 456,627 shares of our common stock at an average price of $1.39 per share to investors. We received net cash proceeds of $616,259, net of cash paid for sales agent’s commission and other fees of $19,132.

Balloon Mortgage Note

In May 2023, we, through Avalon RT 9, executed a balloon mortgage note in favor of a lender (the “Lender”) in the original principal amount of $1,000,000 (the “Balloon Mortgage Note”). The Balloon Mortgage Note accrues interest at the annual rate of 13.0% and is paid in monthly installments of interest-only in the amount of $10,833 commencing in June 2023 and continuing through October 2025 (at which point any unpaid balance of principal, interest and other charges become due and payable). The Balloon Mortgage Note is secured by a second-lien mortgage on our real property in Monmouth County, New Jersey, In addition, we and Avalon RT 9 executed a guaranty related to the Balloon Mortgage Note.

May 2023 Convertible Note Financing

In May 2023, we entered into a securities purchase agreement with certain lenders (the “May 2023 Lenders”) and closed on the issuance of a 13.0% senior secured convertible promissory note in the aggregate principal amount of $1,500,000 (the “May 2023 Note”), as well as the issuance of 75,000 shares of our common stock as a commitment fee and warrants for the purchase of up to 230,000 shares of our common stock. We and our subsidiaries also entered into a security agreement in connection with the May 2023 Note, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of our obligations under the May 2023 Note. The May 2023 Lenders acquired the May 2023 Note for $1,425,000 after an original issue discount of $75,000. The May 2023 Note matures on May 23, 2024 and accrues interest at a rate of 13.0% per annum. The May 2023 Note contains certain negative covenants. If the May 2023 Note is accelerated following the occurrence of an event of default as described in such note, we are required to pay 120% of the principal and interest outstanding under the May 2023 Note. The principal amount and interest under the May 2023 Note is convertible into shares of our common stock at a conversion price of $4.50 per share, unless we fail to make an amortization payment when due in accordance with the terms of the May 2023 Note, in which case the conversion price shall be the lower of (i) $4.50 or (ii) 85% of the lowest VWAP of our common stock on any trading day during the five (5) trading days prior to the respective conversion date, subject to a floor of $1.50 per share. The warrants are comprised of (i) a warrant to purchase 125,000 shares of our common stock at an exercise price of $4.50 and exercisable until May 23, 2028 and (ii) a warrant to purchase 105,500 shares of our common stock at an exercise price of $3.20 and exercisable until May 23, 2028 (which warrant shall be cancelled and extinguished upon the payment of the May 2023 Note). The conversion price of the May 2023 Note and the exercise price of the warrants issued thereunder contain certain price protection anti-dilution adjustments if an event of default occurs under the May 2023 Note.

July 2023 Convertible Note Financing

In July 2023, we entered into a securities purchase agreement with certain lenders (the “July 2023 Lenders”) and closed on the issuance of a 13.0% senior secured convertible promissory note in the aggregate principal amount of $500,000 (the “July 2023 Note”), as well as the issuance of 25,000 shares of our common stock as a commitment fee and warrants for the purchase of up to 76,830 shares of our common stock. We and our subsidiaries also entered into a security agreement in connection with the July 2023 Note, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of our obligations under the July 2023 Note. The July 2023 Lenders acquired the July 2023 Note for $475,000 after an original issue discount of $25,000. The July 2023 Note matures on July 6, 2024 and accrues interest at a rate of 13.0% per annum. The July 2023 Note contains certain negative covenants. If the July 2023 Note is accelerated following the occurrence of an event of default as described in such note, we are required to pay 120% of the principal and interest outstanding under the July 2023 Note. The principal amount and interest under the July 2023 Note is convertible into shares of our common stock at a conversion price of $4.50 per share, unless we fail to make an amortization payment when due which commences in January 2024 in accordance with the terms of the July 2023 Note, in which case the conversion price shall be the lower of (i) $4.50 or (ii) 85% of the lowest VWAP of our common stock on any trading day during the five (5) trading days prior to the respective conversion date, subject to a floor of $1.50 per share. The warrants are comprised of (i) a warrant to purchase 41,665 shares of our common stock at an exercise price of $4.50 and exercisable until July 6, 2028 and (ii) a warrant to purchase 35,165 shares of our common stock at an exercise price of $3.20 and exercisable until July 6, 2028 (which warrant shall be cancelled and extinguished upon the payment of the July 2023 Notes). The conversion price of the July 2023 Note and the exercise price of the warrants issued thereunder contain certain price protection anti-dilution adjustments if an event of default occurs under the July 2023 Notes.

October 2023 Convertible Note Financing

In October 2023, we entered into securities purchase agreements with certain lenders (the “October 2023 Lenders”) and closed on the issuance of 13.0% senior secured convertible promissory notes in the aggregate principal amount of $700,000 (the “October 2023 Note”), as well as the issuance of 70,000 shares of our common stock as a commitment fee and warrants for the purchase of up to 105,000 shares of our common stock. We and our subsidiaries also entered into security agreements in connection with the October 2023 Note, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of our obligations under the October 2023 Note. The October 2023 Lenders acquired the October 2023 Note for $665,000 after an original issue discount of $35,000. The October 2023 Note matures on October 9, 2024 and accrues interest at a rate of 13.0% per annum. The October 2023 Note contains certain negative covenants. If the October 2023 Note is accelerated following the occurrence of an event of default as described in such note, we are required to pay 120% of the principal and interest outstanding under the October 2023 Note. The principal amount and interest under the October 2023 Note is convertible into shares of our common stock at a conversion price of $1.50 per share, unless we fail to make an amortization payment when due which commences in April 2024 in accordance with the terms of the October 2023 Note, in which case the conversion price shall be the lower of (i) $1.50 or (ii) 85% of the lowest VWAP of our common stock on any trading day during the five (5) trading days prior to the respective conversion date. The warrants are comprised of (i) a warrant to purchase 105,000 shares of our common stock at an exercise price of $2.50 and exercisable until October 9, 2028 and (ii) a warrant to purchase 87,500 shares of our common stock at an exercise price of $1.80 and exercisable until October 9, 2028 and which warrant shall be cancelled and extinguished upon the payment of the October 2023 Note. The conversion price of the October 2023 Note and the exercise price of the warrants issued thereunder contain certain price protection anti-dilution adjustments if an event of default occurs under the October 2023 Note.

March 2024 Convertible Note Financing

In March 2024, we entered into security purchase agreement with a lender (the “March 2024 Lender”) and closed on the issuance of 13.0% senior secured convertible promissory note in the principal amount of $700,000 (the “March 2024 Note”), as well as the issuance of 105,000 shares of common stock as a commitment fee and warrants for the purchase of up to 252,404 shares of our common stock. We and our subsidiaries also entered into security agreements in connection with the March 2024 Note, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of our obligations under the March 2024 Note.

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

Foreign Currency Exchange Rate Risk

In November of 2022, we decided to cease all operations in China with the exception of a small administrative office, Avalon Shanghai. We do not expect nor do we plan that there will be further revenue generated from PRC operations in the foreseeable future. Thus, exchange rate fluctuations between the RMB and the US dollar do not have a material effect on us. For the years ended December 31, 2023 and 2022, we had an unrealized foreign currency translation loss of approximately $19,000 and $48,000, respectively, because of changes in the exchange rate.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. During evaluation of disclosure controls and procedures as of December 31, 2023, conducted as part of our annual audit and preparation of our annual financial statements, our management, including our CEO and CFO, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective due to the reasons set forth below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the financial statements included in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

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

Management regularly assesses our internal control over financial reporting and did so most recently for our financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the lack of segregation of duties resulting from our small size and inability to perform an effective test of the operating effectiveness of the controls, including the oversight of our financial statement close process. As a result of our Lab Services MSO transaction in February 2023, we retained additional accounting staff and hired a Controller that works part-time for Lab Services MSO and part-time for the Company. We hope to be able to utilize the Controller going forward to enhance the segregation of duties. In addition, the Company has transitioned all email servers to the United States to enhance this aspect of internal controls.

In light of the material weaknesses described above, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2023 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite the material weakness identified in our internal control over financial reporting, our consolidated financial statements for the year ended December 31, 2023 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

Other than those described above, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report by our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report.

ITEM 9B. OTHER INFORMATION

(a) We issued 105,000 shares of our common stock as a commitment fee and warrants for the purchase of up to 252,404 shares of our common stock in connection with the issuance of the March 2024 Note to the March 2024 Lender.

(b) During the quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding our executive officers and directors as of the date hereof:

Name	Age	Position
Wenzhao Lu	66	Chairman of the Board of Directors
David Jin, MD, PhD	56	Chief Executive Officer, President and Director
Meng Li	46	Chief Operating Officer and Secretary
Luisa Ingargiola	56	Chief Financial Officer
Steven A. Sanders	78	Director
Lourdes Felix	56	Director
Wilbert J. Tauzin II	80	Director
William B. Stilley, III	56	Director
Tevi Troy	56	Director

Officers are elected annually by the Board (subject to the terms of any employment agreement), at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

The principal occupation and business experience during at least the past five years for our executive officers and directors is as follows:

Wenzhao Lu, Chairman of the Board of Directors

Mr. Wenzhao Lu has served as our Chairman of the Board since October 10, 2016. He is a seasoned healthcare entrepreneur with extensive operational knowledge and experience in the US & Asia. He has served as Chairman of the board of directors of the Daopei Medical Group, or DPMG, since 2010 to December, 2021. Under his leadership, DPMG operates three top-ranked private hospitals (located in Beijing and Hebei), specialty hematology laboratories, and a hematology research institute, with more than 100 partnering and collaborating hospitals in China. DPMG was founded by Professor Daopei Lu, a renowned hematologist pioneering in hematopoietic stem cell transplant and a member of the Academy of Engineering in China. Mr. Lu received a Bachelor of Arts from Temple University Tyler School of Arts in 1988 and subsequently worked as senior Art Director at Ogilvy & Mather Advertising Company. Prior to joining DPMG, in 2009, Mr. Lu served as Chief Operating Officer of BioTime Asia Limited, a subsidiary of BioTime, Inc. (NYSE American: BTX). Mr. Lu is qualified to serve as a director because of his extensive operational knowledge of, and executive level management experience in, the healthcare industry.

David Jin, Chief Executive Officer, President and Director

Dr. David Jin, MD, PhD, has served as our Chief Executive Officer, President and as a member of our Board since September 14, 2016. From 2009 to 2017, Dr. Jin served as the Chief Medical Officer of BioTime, Inc. (NYSE American: BTX), a clinical stage regenerative medicine company with a focus on pluripotent stem cell technology. Dr. Jin also acts as a senior translational clinician-scientist at the Howard Hughes Medical Institute and the Ansary Stem Cell Center at Weill Cornell Medical College of Cornell University. Prior to his current endeavors, Dr. Jin was Chief Consultant/Advisor for various biotech/pharmaceutical companies regarding hematology, oncology, immunotherapy and stem cell-based technology development. Dr. Jin has been Principle Investigator in more than 15 pre-clinical and clinical trials, as well as an author/co-author of over 80 peer-reviewed scientific abstracts, articles, reviews, and book chapters. Dr. Jin studied medicine at SUNY Downstate College of Medicine in Brooklyn, New York. He received his clinical training and subsequent faculty tenure at the New York-Presbyterian Hospital (the teaching hospital for both Cornell and Columbia Universities) in the areas of internal medicine, hematology, and clinical oncology. Dr. Jin was honored as Top Chief Medical Officer by ExecRank in 2012, as well as recognized by Leading Physicians of the World in 2015. Dr. Jin is qualified to serve as a director because of his role with us, and his extensive operational knowledge of, and executive level management experience in, the healthcare industry.

Meng Li, Chief Operating Officer and Secretary

Ms. Meng Li has served as our Chief Operating Officer, Secretary since October 10, 2016 and served as a member of the Board from October 10, 2016 to July 9, 2018 and from April 5, 2019 through December 30, 2022. Ms. Li has over 15 years of executive experience in international marketing, branding, communications, and media investment consultancy. Ms. Li served as Managing Director at Maxus/GroupM (a WPP Group company) where she was responsible for business P&L and corporate management from 2006 to 2015. Prior to joining Maxus/Group M, Ms. Li worked for Zenith Media (a Publicis Group company) from 2000 to 2006 as Senior Manager. Ms. Li received a Bachelor of Arts in International Economic Law from Dalian Maritime University in China.

Luisa Ingargiola, Chief Financial Officer

Luisa Ingargiola has served as our Chief Financial Officer since February 21, 2017. Ms. Ingargiola has significant experience serving as Chief Financial Officer or Audit Chair for multiple Nasdaq and New York Stock Exchange companies. She currently serves as Director and Audit Chair for several public companies including ElectraMeccanica (NASDAQ:SOLO), Dragonfly Energy (DFLI) and Vision Marine (VMAR). From 2007 through 2016, Ms. Ingargiola served as the Chief Financial Officer and then a member of the board of directors at MagneGas Corporation (Nasdaq: MNGA). Prior to 2007, Ms. Ingargiola held various roles as Budget Director and Investment Analyst in several private companies. Ms. Ingargiola graduated in 1989 from Boston University with a Bachelor’s degree in Business Administration and a concentration in Finance. In 1996, she received her MBA in Health Administration from the University of South Florida. Ms. Ingargiola is qualified to serve as a Chief Financial Officer because of her extensive knowledge corporate governance, regulatory requirements, executive leadership and knowledge of, and experience in, financing and M&A transactions.

Steven A. Sanders, Director

Steven A. Sanders has served as a member of the Board since July 30, 2018. Since January 2017, Mr. Sanders has been Of Counsel to the law firm of Ortoli Rosenstadt LLP. From July 2007 until January 2017, Mr. Sanders was a Senior Partner at Ortoli Rosenstadt LLP. From January 1, 2004 until June 30, 2007, he was Of Counsel to the law firm of Rubin, Bailin, Ortoli, LLP. From January 1, 2001 to December 31, 2003, he was Counsel at the law firm of Spitzer & Feldman PC. Mr. Sanders also serves as a member of the boards of directors of Helijet International, Inc. and Electrameccanica Vehicles Corp. (NASDAQ:SOLO). Additionally, since October 2013, he has been a member of the board of directors at the American Academy of Dramatic Arts, and, since February 2015, has been a member of the board of directors of the Bay Street Theater. Mr. Sanders received his JD from Cornell University and his BBA from The City College of New York. Mr. Sanders is qualified to serve as a director because of his corporate, securities and international law experience, including working with companies in the life sciences industry.

Lourdes Felix, Director

Lourdes Felix has served as a member of the Board since January 9, 2023. Ms. Felix is an entrepreneur and corporate finance executive with 30 years of combined experience in capital markets, public accounting and in the private sector. She presently serves as Chief Executive Officer, Chief Financial Officer, and a member of the board of directors of BioCorRx Inc, a company focused on addiction treatment solutions and related disorders. She has been with BioCorRx since October 2012. Ms. Felix is one of the founders and President of BioCorRx Pharmaceuticals Inc., a majority owned subsidiary of BioCorRx Inc. Prior to joining BioCorRx, her experience was in the private sector and public accounting. Ms. Felix has expertise in finance, accounting, company-wide operations, budgeting, and internal control principles including GAAP, SEC, and SOX Compliance. She has thorough knowledge of federal and state regulations and has successfully managed and produced SEC regulatory filings. She also has extensive experience in developing and managing financial operations. Ms. Felix holds a Bachelor of Science degree in Accounting from the University of Phoenix. She continued her education and is an MBA candidate at D’Amore-McKim School of Business, Northeastern University. Ms. Felix is qualified to serve as a director because of her extensive investment and executive level management experience.

Wilbert J. Tauzin II, Director

Wilbert J. Tauzin II has served as a member of the Board since November 1, 2017. From December 2010 until March 1, 2014, Congressman Tauzin served as a Special Legislative Counsel at Alston & Bird LLP. From December 2004 to June 2010, Congressman Tauzin was President and Chief Executive Officer of Pharmaceutical Research and Manufacturers of America, a trade group that serves as one of the pharmaceutical industry’s top lobbying groups. He served 12.5 terms in the U.S. House of Representatives, representing Louisiana’s 3rd Congressional District. From January 2001 through February 2004, Congressman Tauzin served as Chairman of the House Committee on Energy and Commerce. He also served as a senior member of the House Resources Committee and Deputy Majority Whip. Prior to serving as a member of Congress, Congressman Tauzin was a member of the Louisiana State Legislature, where he served as Chairman of the House Natural Resources Committee and Chief Administration Floor Leader. He served as Lead Independent Director of LHC Group, a publicly traded provider of quality home health care, from 2005 to 2021 and retains the role of Lead Independent Emeritus today. The Congressman also served on the board of directors of Entergy, a Fortune 500 company. In addition, the Congressman chartered a Louisiana State Savings and Loan Association and Chaired its first board of directors. He received a Bachelor of Arts Degree from Nicholls State University and a Juris Doctor degree from Louisiana State University. Congressman Tauzin is qualified to serve as a director because of his extensive knowledge of the pharmaceutical industry and his experience as a director of several publicly traded and privately held companies.

William B. Stilley, III, Director

William B. Stilley has served as a member of the Board since July 5, 2018. Mr. Stilley has been the Chief Executive Officer of Adovate, LLC since January 2023. Previously, he was Chief Executive Officer of Purnovate, Inc., a subsidiary of Adial Pharmaceuticals, Inc. (Adial) from January 2021 until May 2023, and was Chief Executive Officer of Adial from December 2010 until August 2022, and was a member of Adial’s board of directors from December 2010 until September 2023. From August 2008 until December 2010, he was the Vice President, Business Development and Strategic Projects at Clinical Data, Inc. Mr. Stilley was the COO and CFO of Adenosine Therapeutics, LLC until the assets of Adenosine Therapeutics were acquired by Clinical Data, Inc. in August 2008. Mr. Stilley has advised both public and private companies on financing and M&A transactions, has been the interim CFO of a public company, the interim Chief Business Officer and then Advisor for Diffusion Pharmaceuticals from September 2015 through March 2018, the audit chair for public companies, and the COO and CFO of a number of private companies. Before entering the business community, Mr. Stilley served as Captain in the U.S. Marine Corps. Mr. Stilley has an MBA with honors from the Darden School of Business and a B.S. in Commerce/Marketing from the McIntire School of Commerce at the University of Virginia. He currently serves on the Advisory Board of Virginia BIO, the statewide biotechnology organization and has guest lectures as the University School of Engineering. Mr. Stilley is qualified to serve as a director because of his extensive knowledge of the biotechnology industry, significant executive leadership and operational experience, and knowledge of, and experience in, financing and M&A transactions.

Tevi Troy, Director

Tevi Troy has served as a member of the Board since June 4, 2018. Mr. Troy is a former Deputy Secretary of the U.S. Department of Health and Human Services. Dr. Troy is a Senior Fellow at the Bipartisan Policy Center in Washington. He was the founder and CEO of the American Health Policy Institute and a Senior Fellow at Hudson Institute. On August 3, 2007, Dr. Troy was unanimously confirmed by the U.S. Senate as the Deputy Secretary of HHS. As Deputy Secretary, Dr. Troy was the chief operating officer of the largest civilian department in the federal government, with a budget of $716 billion and over 67,000 employees. Dr. Troy has extensive White House experience, having served in several high-level positions over a five-year period, culminating in his service as Deputy Assistant and then Acting Assistant to the President for Domestic Policy. Dr. Troy has held high-level positions on Capitol Hill as well. From 1998 to 2000, Dr. Troy served as the Policy Director for Senator John Ashcroft. From 1996 to 1998, Dr. Troy was Senior Domestic Policy Adviser and later Domestic Policy Director for the House Policy Committee, chaired by Christopher Cox. In addition to his senior level government work and health care expertise, Dr. Troy is also a best-selling presidential historian and the author of five books, including, most recently, “Fight House: Rivalries in the White House from Truman to Trump,” which the Wall Street Journal listed as one of the top political books of 2020. Dr. Troy’s many other affiliations include: contributing editor for Washingtonian magazine; member of the publication committee of National Affairs; member of the Board of Fellows of the Jewish Policy Center; a Senior Fellow at the Potomac Institute; and a member of the Bipartisan Commission on Biodefense. Dr. Troy has a B.S. in Industrial and Labor Relations from Cornell University and an M.A and Ph.D. in American Civilization from the University of Texas at Austin. Dr. Troy is qualified to serve as a director because of his extensive knowledge of the healthcare industry and his significant leadership experience.

Board Composition

Our Board is currently composed of seven directors. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

We are subject to Nasdaq Board diversity rules and ensure our compliance with such rules. In addition, our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Board Leadership Structure and Role in Risk Oversight

The positions of our Chairman of the Board and Chief Executive Officer are separated. Separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman of the Board to lead our Board in its fundamental role of providing advice to and independent oversight of management. Our Board recognizes the time, effort and energy that the Chief Executive Officer must devote to his position in the current business environment, as well as the commitment required to serve as our Chairman, particularly as our Board’s oversight responsibilities continue to grow. Our Board also believes that this structure ensures a greater role for the independent directors in the oversight of our Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board. Our Board believes its administration of its risk oversight function has not affected its leadership structure.

Although our bylaws do not require our Chairman and Chief Executive Officer positions to be separate, our Board believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including those described under the section entitled “Risk Factors” of this report. Our Board is actively involved in oversight of risks that could affect us. This oversight is conducted primarily by our full Board, which has responsibility for general oversight of risks.

Our Board satisfies this responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within our Company. Our Board believes that full and open communication between management and the Board is essential for effective risk management and oversight.

Board of Director Meetings

The primary responsibility of the Board is to provide oversight, strategic guidance, counseling, and direction to our management team. Our Board meets on a regular basis and additionally as required. Our Board met three times in 2023. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of our Board (held during the period for which such directors served on the Board) and (ii) the total number of meetings of all committees of our Board on which the director served (during the periods for which the director served on such committee or committees). We do not have a formal policy requiring members of the Board to attend our annual meetings. Our last annual meeting of stockholders was held on October 12, 2023. One of our directors serving at the time attended last year’s annual meeting.

Director Independence

Our common stock is listed on The Nasdaq Capital Market. Under the rules of The Nasdaq Capital Market, independent directors must comprise a majority of our Board. In addition, the rules of The Nasdaq Capital Market require that all the members of such committees be independent. Members of our Audit Committee, as defined below, must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Compensation committee members must also satisfy the independence criteria established by The Nasdaq Capital Market in accordance with Rule 10C-1 under the Exchange Act. Under the rules of The Nasdaq Capital Market, a director will only qualify as an “independent director” if, among other qualifications, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board has reviewed its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the Board has determined that Steven A. Sanders, Lourdes Felix, William B. Stilley, III and Tevi Troy do not, respectively, have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Rules of The Nasdaq Capital Market and the SEC.

In making this determination, our Board considered the relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence. We intend to comply with the other independence requirements for committees within the time periods specified above.

Family Relationships

There are no family relationships among our directors or executive officers.

Board Committees

The Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. Our Board may establish other committees to facilitate the management of our business. The composition and functions of each committee named above are defined and described below. Members serve on these committees until their resignation or until otherwise determined by our Board.

Audit Committee. We have a separately designated standing audit committee of the Board (the “Audit Committee”), established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of William Stilley, Steven Sanders and Tevi Troy, with Mr. Stilley serving as the Chair of the Audit Committee. The Board has determined that each director currently serving on our Audit Committee is an “independent director” as defined by Nasdaq applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act. In addition, Mr. Stilley is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and demonstrates “financial sophistication” as defined by Nasdaq Rules. The Audit Committee is appointed by the Board to assist with monitoring (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, and (iii) the independence and performance of our internal and external auditors.

The principal functions and responsibilities of the Audit Committee include:

●	reviewing our annual audited financial statements with management and our independent auditors, including major issues regarding accounting and auditing principles and practices and financial reporting that could significantly affect our financial statements;

●	reviewing our quarterly financial statements with management and our independent auditor prior to the filing of our Quarterly Reports on Form 10-Q, including the results of the independent auditors’ reviews of the quarterly financial statements;

●	recommending to the Board the appointment of, and continued evaluation of the performance of, our independent auditor;

●	approving and conducting a review of all related party transactions for potential conflict of interest situations on an ongoing basis;

●	approving the fees to be paid to our independent auditor for audit services and approving the retention of our independent auditor for non-audit services and all fees for such services;

●	reviewing periodic reports from our independent auditor regarding our auditor’s independence, including discussion of such reports with the auditor;

●	reviewing the adequacy of our overall control environment, including internal financial controls and disclosure controls and procedures; and

●	reviewing with our management and legal counsel legal matters that may have a material impact on our financial statements or our compliance policies and any material reports or inquiries received from regulators or governmental agencies.

During the fiscal year ended December 31, 2023, the Audit Committee met four times. The Audit Committee is governed by a written charter, as adopted by the Board. A copy of the Audit Committee Charter is posted under the “Investors” tab under “Corporate Governance” on our website, which is located at www.avalon-globocare.com.

Compensation Committee. The compensation committee of the Board (the “Compensation Committee”) consists of Lourdes Felix, Steven Sanders and Tevi Troy, with Ms. Felix serving as the Chair of the Compensation Committee. The Board has determined that each member of the Compensation Committee is considered (i) an “independent director” as defined by Nasdaq Rules applicable to members of a compensation committee; (ii) a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act; and (iii) an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). The Compensation Committee is responsible for establishing the compensation of our senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits as well as director compensation. The Compensation Committee also administers our equity incentive plans. The Compensation Committee works with the Chairman of the Board and our Chief Executive Officer and reviews and approves compensation decisions regarding senior management, including compensation levels and equity incentive awards. The Compensation Committee also approves employment and compensation agreements with our key personnel and directors. The Compensation Committee has the power and authority to conduct or authorize studies, retain independent consultants, accountants or others, and obtain unrestricted access to management, our internal auditors, human resources and accounting employees and all information relevant to its responsibilities.

The principal functions and responsibilities of the Compensation Committee include:

●	reviewing and approving the Company’s compensation guidelines and structure;

●	reviewing and approving, on an annual basis, the corporate goals and objectives with respect to compensation for the Chief Executive Officer;

●	reviewing and approving, on an annual basis, the evaluation process and compensation structure for the Company’s other officers, including salary, bonus, incentive and equity compensation;

●	periodically reviewing and making recommendations to the Board regarding the compensation of non-management directors; and

●	developing the executive compensation philosophy and reviewing and recommending to the Board for approval all compensation policies and compensation programs for the executive team.

During the fiscal year ended December 31, 2023, the Compensation Committee did not meet. The Compensation Committee is governed by a written charter, as adopted by our Board. A copy of the Compensation Committee Charter is posted under the “Investors” tab under “Corporate Governance” on our website, which is located at www.avalon-globocare.com.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Steven Sanders, William Stilley and Tevi Troy, with Mr. Sanders serving as the Chair of our Nominating and Corporate Governance Committee. Our Board has determined that each member of the Nominating and Governance Committee is an “independent director” as defined by Nasdaq Rules. The Nominating and Corporate Governance Committee is generally responsible for recommending to our full Board certain policies, procedures, and practices designed to ensure that our corporate governance policies, procedures, and practices continue to assist the Board and our management in effectively and efficiently promoting the best interests of our stockholders. The Nominating and Corporate Governance Committee is also responsible for selecting and recommending for approval by our Board and our stockholders a slate of director nominees for election at each of our annual meetings of stockholders, and otherwise for determining the board committee members and chairpersons, subject to ratification by our Board, as well as recommending to the Board director nominees to fill vacancies or new positions on the Board or its committees that may occur or be created from time to time, all in accordance with our bylaws and applicable law.

In identifying independent candidates, with significant senior-level professional experience, to be nominated as potential members of our Board, the Nominating and Corporate Governance Committee solicits candidates from the Board, senior management and others, and may engage a search firm in the process. The Nominating and Corporate Governance Committee reviews and narrows the list of candidates and interviews potential nominees. The final candidate is also introduced and interviewed by the Board and the lead director if one has been appointed. In general, in considering whether to recommend any particular candidate for inclusion in our Board’s slate of recommended director nominees, the Nominating and Corporate Governance Committee will apply the criteria set forth in our corporate governance guidelines. These criteria include the candidate’s integrity, business acumen, commitment to understanding our business and industry, experience, conflicts of interest and the ability to act in the interests of our stockholders. Further, specific consideration is given to, among other things, diversity of background and experience that a candidate would bring to our Board. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our Board to fulfill its responsibilities. Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting the names, together with appropriate biographical information and background materials to our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our bylaws and will apply the same criteria to all persons being considered.

The principal functions and responsibilities of the Nominating and Corporate Governance Committee include:

●	developing and maintaining our corporate governance policy guidelines;

●	developing and maintaining our Code of Business Conduct and Ethics;

●	overseeing the interpretation and enforcement of our Code of Business Conduct and Ethics for the Chief Executive Officer and Senior Financial and Accounting Officers;

●	evaluating the performance of our Board, its committees, and committee chairpersons and our directors; and

●	selecting and recommending a slate of director nominees for election at each of our annual meetings of the stockholders and recommending to the Board director nominees to fill vacancies or new positions on the Board or its committees that may occur from time to time.

During the fiscal year ended December 31, 2023, the Nominating and Corporate Governance Committee met one time. The Nominating and Corporate Governance Committee is governed by a written charter approved by our Board. A copy of the Nominating and Corporate Governance Committee Charter is posted under the “Investors” tab under “Corporate Governance” on our website, which is located at www.avalon-globocare.com.

Stockholder nominations for directorships

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names and background to the Secretary of the Company at the address set forth below under “Stockholder Communications” in accordance with the provisions set forth in our bylaws. All such recommendations will be forwarded to the Nominating and Corporate Governance Committee, which will review and only consider such recommendations if appropriate biographical and other information is provided, including, but not limited to, the items listed below, on a timely basis. All security holder recommendations for director candidates must be received by the Company in the timeframe(s) set forth under the heading “Stockholder Proposals” below.

●	the name and address of record of the security holder;

●	a representation that the security holder is a record holder of the Company’s securities, or if the security holder is not a record holder, evidence of ownership in accordance with Rule 14a-8(b)(2) of the Exchange Act;

●	the name, age, business and residential address, educational background, current principal occupation or employment, and principal occupation or employment for the preceding five (5) full fiscal years of the proposed director candidate;

●	a description of the qualifications and background of the proposed director candidate and a representation that the proposed director candidate meets applicable independence requirements;

●	a description of any arrangements or understandings between the security holder and the proposed director candidate; and

●	the consent of the proposed director candidate to be named in the proxy statement relating to the Company’s annual meeting of stockholders and to serve as a director if elected at such annual meeting.

Assuming that appropriate information is provided for candidates recommended by stockholders, the Nominating and Corporate Governance Committee will evaluate those candidates by following substantially the same process, and applying substantially the same criteria, as for candidates submitted by members of the Board or other persons, as described above and as set forth in its written charter.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers on our board of directors or compensation committee.

Code of Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to our employees, officers and directors. A copy of the Code of Business Conduct and Ethics is posted under the “Investors” tab under “Corporate Governance” in our website, which is located at www.avalon-globocare.com. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and our directors, on our website identified above or in filings with the SEC.

Anti-Hedging Policy

Under the terms of our insider trading policy, we prohibit each officer, director and employee, and each of their family members and controlled entities, from engaging in certain forms of hedging or monetization transactions. Such transactions include those, such as zero-cost collars and forward sale contracts, that would allow them to lock in much of the value of their stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock, and to continue to own the covered securities but without the full risks and rewards of ownership.

Limitation of Directors Liability and Indemnification

The Delaware General Corporation Law authorizes corporations to limit or eliminate, subject to certain conditions, the personal liability of directors to corporations and their stockholders for monetary damages for breach of their fiduciary duties. Our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) limits the liability of our directors to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with each of our directors and officers whereby we have agreed to indemnify those directors and officers to the fullest extent permitted by law, including indemnification against expenses and liabilities incurred in legal proceedings to which the director or officer was, or is threatened to be made, a party by reason of the fact that such director or officer is or was a director, officer, employee or agent of the Company, provided that such director or officer acted in good faith and in a manner that the director or officer reasonably believed to be in, or not opposed to, the best interests of the Company.

We have director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us, including matters arising under the Securities Act. Our Certificate of Incorporation and bylaws also provide that we will indemnify our directors and officers who, by reason of the fact that he or she is one of our officers or directors, is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative related to their board role with us.

There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive, officers, and persons who are beneficial owners of more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of copies of Forms 3, 4 and 5 furnished to us, we believe that all of our directors, executive officers and any other applicable stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2023, except for the following: (i) we filed a Form 3 for Lourdes Felix on March 7, 2023, covering a transaction that required a Form 4 filing due on January 11, 2023; (ii) we filed a Form 4 for Tevi Troy on March 8, 2023, covering a transaction that required a Form 4 filing due on January 5, 2021; (iii) we filed a Form 4 for William Stilley on March 8, 2023, covering a transaction that required a Form 4 filing due on January 5, 2021; (iv) we filed a Form 4 for William B. Stilley, III on March 8, 2023, covering a transaction that required a Form 4 filing due on January 5, 2021; (v) we filed a Form 4 for Steven A. Sanders on March 9, 2023, covering a transaction that required a Form 4 filing due on January 5, 2021; and (vi) we filed a Form 4 for Wilbert J. Tauzin II on March 9, 2023, covering a transaction that required a Form 4 filing due on January 5, 2021.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

We are currently a “smaller reporting company” and as such, we have opted to comply with the scaled down disclosure rules applicable to a “smaller reporting company,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than the principal executive officer, whose total compensation for 2023 exceeded $100,000 and who were serving as executive officers as of December 31, 2023, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing clause (ii) but for the fact that the individual was not serving as an executive officer as of December 31, 2023. We refer to these individuals as “named executive officers.” Our named executive officers for the year ended December 31, 2023 were:

Summary Compensation Table

Name and principal position	Year	Salary	Stock awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Dr. David Jin	2023	330,000	-	-	-	-	-	330,000
CEO	2022	360,000	-	-	-	-	-	360,000
Luisa Ingargiola	2023	350,000	-	-	-	-	-	350,000
CFO	2022	350,000	-	-	-	-	-	350,000
Meng Li	2023	280,244	-	-	-	-	-	280,244
COO	2022	340,000	-	-	-	-	-	340,000

Employment Agreements

David Jin

On December 1, 2016, the Company entered into an Executive Employment Agreement with David Jin, the Company’s CEO and President. Pursuant to the agreement, Mr. Jin was employed as President and Chief Executive Officer of the Company, which agreement had a term initially through November 30, 2017 unless earlier terminated pursuant to the terms of the agreement. On February 20, 2020, the Company entered into a Letter Agreement with Dr. Jin pursuant to which the term of Dr. Jin’s Executive Employment Agreement was extended an additional three years. During the term of the agreement, Dr. Jin is entitled to a base salary and will be eligible for a discretionary performance bonus, equity awards and to participate in employee benefits plans as the Company may institute from time to time at the discretion of the Board.

On January 3, 2019, the Company entered into a Letter Agreement with Dr. Jin, pursuant to which his annual base salary set forth in his employment agreement was increased to $360,000, effective January 1, 2019. Pursuant to the agreement, Mr. Jin may be terminated for “cause” as defined and Mr. Jin may resign for “good reason” as defined. In the event Mr. Jin is terminated without cause or resigns for good reason, the Company will be required to pay Mr. Jin all accrued salary and bonuses, reimbursement for all business expenses and Mr. Jin’s salary for one year. In the event Mr. Jin is terminated with cause, resigns without good reason, dies or is disabled, the Company will be required to pay Mr. Jin all accrued salary and bonuses and reimbursement for all business expenses. Under the agreement Mr. Jin is subject to confidentiality, non-compete and non-solicitation restrictions. This agreement has not been extended, however Dr. Jin is continuing his employment with the Company at will and otherwise under the same terms and conditions, except that Dr. Jin agreed to a salary reduction as set forth in the table above for the year ended December 31, 2023 as part of the Company’s cost reduction measures.

Luisa Ingargiola

On February 21, 2017, Ms. Ingargiola and the Company entered into an Executive Retention Agreement effective February 9, 2017, pursuant to which Ms. Ingargiola agreed to serve as Chief Financial Officer in consideration of an annual salary. On January 3, 2019, the Company entered into a Letter Agreement with Ms. Ingargiola, pursuant to which her annual base salary set forth in her employment agreement was increased to $350,000 effective January 1, 2019.

The employment of Ms. Ingargiola is at will and may be terminated at any time, with or without formal cause. Pursuant to the terms of Executive Retention Agreement with Ms. Ingargiola, the Company has agreed to provide specified severance and bonus amounts and to accelerate the vesting on her equity awards upon termination upon a change of control or an involuntary termination, as each term is defined in the agreements.

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

Meng Li

On January 11, 2017, Avalon Shanghai entered into an Executive Employment Agreement with Meng Li, the Company’s COO and Secretary. Pursuant to the agreement, Ms. Li was employed as Chief Operating Officer and President of Avalon Shanghai initially through November 30, 2019, unless earlier terminated pursuant to the terms of the agreement. On February 20, 2020, the Company entered into a Letter Agreement with Meng Li pursuant to which the term of Ms. Li’s Executive Employment Agreement entered between the Company’s subsidiary and Ms. Li dated January 11, 2017 was extended an additional three years.

During the term of the agreement, Ms. Li is entitled to a base salary and will be eligible for a discretionary performance bonus, equity awards and to participate in employee benefits plans as the Avalon Shanghai may institute from time to time at the discretion of its Board of Directors. On January 3, 2019, the Company entered into a Letter Agreement with Ms. Li, pursuant to which her annual base salary set forth in her employment agreement was increased to $340,000 effective January 1, 2019, except that Ms. Li agreed to a salary reduction as set forth in the table above for the year ended December 31, 2023 as part of the Company’s cost reduction measures. Pursuant to the agreement, Ms. Li may be terminated for “cause” as defined and Ms. Li may resign for “good reason” as defined. In the event Ms. Li is terminated without cause or resigns for good reason, Avalon Shanghai will be required to pay Ms. Li all accrued salary and bonuses, reimbursement for all business expenses and Ms. Li’s salary for one year. In the event Ms. Li is terminated with cause, resigns without good reason, dies or is disabled, Avalon Shanghai will be required to pay Ms. Li all accrued salary and bonuses and reimbursement for all business expenses. Under the agreement Ms. Li is subject to confidentiality, non-compete and non-solicitation restrictions.

Option Exercises and Stock Vested

There were no options exercised by our executive officers or stock vested to our executive officers during the year ended December 31, 2023.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2023, and each person who served as an executive officer of the Company as of December 31, 2023:

	Outstanding Equity Awards
	Option Awards					Stock Awards
Name and principal position	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Options exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Luisa Ingargiola,	200,000	-	200,000	5.0	2/8/2027	-	-	-	-
CFO	40,000	-	40,000	15.2	2/18/2030	-	-	-	-
David Jin,	15,000	-	15,000	20.0	1/2/2024	-	-	-	-
CEO	40,000	-	40,000	15.2	2/18/2030	-	-	-	-
Meng Li,	15,000	-	15,000	20.0	1/2/2024	-	-	-	-
COO	30,000	-	30,000	15.2	2/18/2030	-	-	-	-

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

Director Compensation

The following table sets forth information concerning the compensation earned or paid to certain of our non-employee directors during the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-equity Incentive Plan Compensation $	Change in Pension Value and Non- Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Wilbert Tauzin (1)	-	-	38,052	-	-	-	38,052
Wenzhao Lu	100,000	-	-	-	-	-	100,000
David Jin	-	-	-	-	-	-	-
Lourdes Felix (2)	68,488	-	23,268	-	-	-	91,756
Steven Sanders (3)	70,000	-	33,665	-	-	-	103,665
Tevi Troy (4)	60,000	-	33,665	-	-	-	93,665
William Stilley (5)	70,000	-	33,665	-	-	-	103,665

(1)	Mr. Tauzin’s 2023 compensation consisted of 20,000 options vested and valued at $38,052.
(2)	Ms. Felix’s 2023 compensation consisted of cash of $68,488 and 7,803 stock options vested and valued at $23,268.

(3)	Mr. Sanders’s 2023 compensation consisted of cash of $70,000 and 8,000 options vested and valued at $33,665.

(4)	Mr. Troy’s 2023 compensation consisted of cash of $60,000 and 8,000 options vested and valued at $33,665.

(5)	Mr. Stilley’s 2023 compensation consisted of cash of $70,000 and 8,000 options vested and valued at $33,665.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Amended and Restated 2020 Stock Incentive Plan

On August 29, 2023, the Board adopted the Avalon GloboCare Corp. Amended and Restated 2020 Stock Incentive Plan (the “Amended and Restated 2020 Plan”), subject to stockholder approval, which was received on December 19, 2023. The Amended and Restated 2020 Plan provides for the grant of incentive stock options that are intended to qualify under Section 422 of the Code (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and performance-based cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to the Company’s non-employee directors, consultants and other advisors.

A total of 2,000,000 shares of our common stock were initially available under the Amended and Restated 2020 Plan. In addition, the number of shares of our common stock reserved for issuance under the Amended and Restated 2020 Plan automatically increases on January 1 of each year, beginning on January 1, 2024, by 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board. On January 1, 2024, the number of shares of our common stock reserved for issuance under the Amended and Restated 2020 Plan was increased by an aggregate of 109,995 shares. As of March 29, 2024, a total of 2,109,995 shares of our common stock are available for issuance under the Amended and Restated 2020 Plan, including shares that are the subject of outstanding awards as of such date.

Clawback/Recoupment. Awards granted under the Amended and Restated 2020 Plan will be subject to the requirement that the awards be forfeited or amounts repaid to the Company after they have been distributed to the participant (i) to the extent set forth in an award agreement or (ii) to the extent covered by any clawback or recapture policy adopted by the Company from time to time (including the Clawback Policy adopted by the Board on November 16, 2023), or any applicable laws that impose mandatory forfeiture or recoupment, under circumstances set forth in such applicable laws.

Amendment, Termination. Our Board may at any time amend, suspend or terminate the Amended and Restated 2020 Plan for the purpose of satisfying the requirements of the Code, or other applicable law or regulation or for any other legal purpose, provided that, without the consent of our stockholders, the Board may not (i) increase the number of shares of our common stock available under the Amended and Restated 2020 Plan, (ii) change the group of individuals eligible to receive awards, or (iii) extend the term of the Amended and Restated 2020 Plan.

2020 Incentive Stock Plan

On June 12, 2020, the Board adopted the Avalon GloboCare Corp. 2020 Incentive Stock Plan (the “2020 Plan”), subject to stockholder approval, which was received on August 4, 2020.

The general purpose of the 2020 Plan is to provide a means whereby eligible directors, officers, employees or consultants to the Company develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our stockholders. We believe that the 2020 Plan advances the Company’s interests by enhancing our ability to (i) attract, retain and reward employees, officers, directors and consultants who are in a position to make significant contributions to our success; (ii) encourage our employees, officers, directors and consultants to take into account our long-term interests through ownership of our shares of our common stock; and (iii) to provide incentives for such persons to exert maximum efforts for our success.

The Board has reserved 500,000 shares of our common stock for issuance under the 2020 Plan, subject to customary adjustments for stock splits, stock dividends or similar transactions. Under the 2020 Plan, awards may be made in the form of options to purchase shares of our common stock, as well as restricted shares of our common stock and restricted stock units payable in shares of our common stock. Options may be granted which are intended to qualify as ISOs under Section 422 of the Code or which are not intended to qualify as ISOs thereunder. However, ISOs may only be granted to employees. If any option granted under the 2020 Plan terminates without having been exercised in full or if any award is forfeited, or if shares otherwise issuable are withheld to satisfy tax withholding obligations, the number of shares of our common stock as to which such option or award was forfeited or withheld will be available for future grants under the 2020 Plan.

The 2020 Plan is not a qualified deferred compensation plan under Section 401(a) of the Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.

2019 Incentive Stock Plan

On June 7, 2019, the Board adopted the Avalon GloboCare Corp. 2019 Incentive Stock Plan (the “2019 Plan”), subject to stockholder approval, which was received on August 6, 2019. There are 500,000 shares of our common stock reserved for issuance under the 2019 Plan, subject to customary adjustments for stock splits, stock dividends or similar transactions. As of March 29, 2024, 93,200 shares remained available for issuance under the 2019 Plan.

The following table provides information with respect to our 2019 Plan, 2020 Plan, and Amended and Restated 2020 Plan under which equity compensation was authorized as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under the 2019 Plan and 2020 Plan (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders
Amended and Restated 2020 Plan (4)	—		—
2020 Plan	372,403	(1)	$4.94	(2)	127,597
2019 Plan	406,800	(3)	$18.36	(2)	93,200
Equity compensation plans not approved by security holders	—		—		—
Total	779,203		$12.36		220,797

(1)	Includes 324,803 shares of our common stock issuable upon exercise of outstanding options and 47,600 shares of our common stock issuable pursuant to outstanding restricted stock units.
(2)	The weighted average exercise price does not take into account the shares issuable pursuant to outstanding restricted stock units, which have no exercise price.
(3)	Includes 402,000 shares of our common stock issuable upon exercise of outstanding options and 4,800 shares of our common stock issuable pursuant to outstanding restricted stock units.
(4)	No issuances have been made as of December 31, 2023 under the Amended and Restated 2020 Plan.

Security Ownership of Certain Beneficial Owners and Management

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

The following table sets forth certain information, as of March 29, 2024 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. The numbers below reflect a 1:10 reverse stock split implemented on January 5, 2023. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Wenzhao Lu* (3)	3,583,788	32.3%
David Jin, MD, PhD* (4)	1,585,000	14.2%
Meng Li* (5)	545,000	4.9%
Luisa Ingargiola* (6)	240,000	2.1%
Steven A. Sanders* (7)	34,000	**
Wilbert J. Tauzin II* (8)	65,000	**
William B. Stilley III* (9)	34,000	**
Tevi Troy* (10)	34,000	**
Lourdes Felix* (11)	9,803	**
All officers and directors as a group (9 persons)	6,130,591	55.1%
Shareholder owning 5% or more:
FSUNSHINE TRADING PTE LTD (12)	697,610	6.2%

*	Officer and/or director of our Company.

**	Less than 1.0%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Avalon GloboCare Corp., 4400 Route 9 South, Suite 3100, Freehold, New Jersey 07728.

(2)	Applicable percentage ownership is based on 11,104,534 shares of our common stock outstanding as of March 29, 2024, together with securities exercisable or convertible into shares of our common stock within 60 days of March 29, 2024 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2024 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Wenzhao Lu holds 3,583,788 shares of our common stock.

(4)	David Jin holds (i) 1,545,000 shares of our common stock and (ii) 40,000 vested options to acquire 40,000 shares of our common stock.

(5)	Meng Li holds (i) 515,000 shares of our common stock and (ii) 30,000 vested options to acquire 30,000 shares of our common stock.

(6)	Represents 240,000 vested options to acquire 240,000 shares of our common stock.

(7)	Represents stock option to acquire 34,000 shares of our common stock, 32,000 of which have been vested and 2,000 of which will be vested within 60 days.

(8)	Represents stock option to acquire 65,000 shares of our common stock, 64,000 of which have been vested and 1,000 of which will be vested within 60 days.

(9)	Represents stock option to acquire 34,000 shares of our common stock, 32,000 of which have been vested and 2,000 of which will be vested within 60 days.

(10)	Represents stock option to acquire 34,000 shares of our common stock, 32,000 of which have been vested and 2,000 of which will be vested within 60 days.

(11)	Represents stock option to acquire 9,803 shares of our common stock, 7,803 of which have been vested and 2,000 of which will be vested within 60 days.

(12)	FSUNSHINE TRADING PTE LTD holds (i) 573,646 shares of our common stock and (ii) 123,964 vested options to acquire 123,964 shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2022 to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average total assets of the Company at year end for the last two completed fiscal years; and

●	any of our directors, executive officers, promoters or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and directors are described in the section entitled “Executive Compensation.”

Rental Revenue from Related Party and Rent Receivable – Related Party

The Company leases part of its commercial real property located in New Jersey to D.P. Capital Investments LLC, a company controlled by Wenzhao Lu, the Company’s largest shareholder and chairman of the Board. The term of the related party lease agreement is five years commencing on May 1, 2021 and will expire on April 30, 2026.

For both the years ended December 31, 2023 and 2022, the related party rental revenue amounted to $50,400 and has been included in rental revenue on the accompanying consolidated statements of operations and comprehensive loss.

At December 31, 2023 and 2022, the related party rent receivable totaled $124,500 and $74,100, respectively, which has been included in rent receivable on the accompanying consolidated balance sheets, and no allowance for doubtful accounts was deemed to be required on the receivable.

Services Provided by Related Party

From time to time, Wilbert Tauzin, a director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $86,528 and $144,064 for the years ended December 31, 2023 and 2022, respectively, which have been included in professional fees on the accompanying consolidated statements of operations and comprehensive loss.

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Beijing Genexosome for a cash payment of $450,000. As of December 31, 2023 and 2022, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, a former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables — related parties on the accompanying consolidated balance sheets.

During the period from June 2023 through December 2023, Lab Services MSO paid shared expense on behalf of the Company. As of December 31, 2023, the balance due to Lab Services MSO amounted to $72,746, which has been included in accrued liabilities and other payables — related parties on the accompanying consolidated balance sheets.

As of December 31, 2023 and 2022, $33,712 and $0 of accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and Chairman of the Board, respectively, have been included in accrued liabilities and other payables — related parties on the accompanying consolidated balance sheets.

Borrowings from Related Party

Line of Credit

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Wenzhao Lu (the “Lender”), the largest shareholder and Chairman of the Board. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bear interest at an annual rate of 5% and each individual loan is payable three years from the date of issuance. The Company has a right to draw down on the Line of Credit and such right is not at the discretion of the related party Lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately.

In the years ended December 31, 2023 and 2022, activity recorded for the Line of Credit is summarized in the following table:

Outstanding principal under the Line of Credit at January 1, 2022	$2,750,262
Draw down from Line of Credit	100,000
Repayment of Line of Credit	(410,000)
Settlement of Line of Credit in shares	(2,440,262)
Outstanding principal under the Line of Credit at December 31, 2022	-
Draw down from Line of Credit	850,000
Outstanding principal under the Line of Credit at December 31, 2023	$850,000

For the years ended December 31, 2023 and 2022, the interest expense related to related party borrowings amounted to $33,712 and $79,898, respectively, and has been reflected as interest expense — related party on the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2023 and 2022, the related accrued and unpaid interest for the Line of Credit was $33,712 and $0, respectively, and has been included in accrued liabilities and other payables — related parties on the accompanying consolidated balance sheets.

As of December 31, 2023, the Company used approximately $6.8 million of the credit facility and has approximately $13.2 million remaining available under the Line of Credit.

Common Stock Sold to Related Party for Cash

On August 5, 2022, the Company sold 44,872 shares of its common stock at a purchase price of $7.8 per share, the fair market value on the transaction date, to Wenzhao Lu, the Chairman of the Board, pursuant to a subscription agreement. The Company received proceeds of $350,000 (See Note 14 – Common Shares Sold for Cash).

Series A Preferred Stock Sold to Related Party for Cash

On December 14, 2022, the Company entered into a Securities Purchase Agreement with Wenzhao Lu, the Company’s Chairman of the Board, pursuant to which the Company sold to Mr. Lu 4,000 shares of its Series A Preferred Stock, stated value $1,000, for gross proceeds of $4,000,000 (See Note 14 – Series A Preferred Stock Sold for Cash).

Membership Interest Purchase Agreement

On November 17, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Wenzhao Lu (the “Purchaser”), the largest shareholder and Chairman of the Board, pursuant to which (i) the Purchaser will acquire from the Company 30% of the total outstanding membership interests of Avalon RT 9, a wholly owned subsidiary of the Company for a cash purchase price of $3,000,000 (the “Acquisition”), and (ii) for a period of twelve months following the closing of the Acquisition, the Purchaser shall have the option to purchase from the Company up to an additional 70% of the outstanding membership interests of Avalon RT 9 for a purchase price of up to $7,000,000 (the “Option”), subject to the terms and conditions of a membership interest purchase agreement to be negotiated and entered into between the Purchaser and the Company at such time that the Purchaser desires to exercise the Option. The Acquisition was not closed as of December 31, 2023. The Company received $485,714 from Wenzhao Lu as of December 31, 2023, which was recorded as advance from sale of noncontrolling interest – related party on the accompanying consolidated balance sheets.

Policies and Procedures for Related Party Transactions

Our Board has adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, any members of the immediate family of any of the foregoing persons and any firms, corporations or other entities in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a transaction with us without the prior consent of our Board acting through the Audit Committee or, in certain circumstances, the Chairman of the Audit Committee. Any request for us to enter into a transaction with a related party, in which the amount involved exceeds $100,000 and such related party would have a direct or indirect interest must first be presented to our Audit Committee, or in certain circumstances the Chairman of our Audit Committee, for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee, or the Chairman of our Audit Committee, is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the benefits to us, the availability of other sources of comparable products or services and the extent of the related party’s interest in the transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum LLP served as our independent auditors for the years ended December 31, 2023 and 2022.

Aggregate fees billed to the Company for professional services rendered by Marcum LLP during the last two years were as follows:

Fee Category	2023	2022
Audit Fees	$292,005	$196,473
Audit-Related Fees	$198,158	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$490,163	$196,473

Audit Fees

Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements, review of our Annual Report on Form 10-K, and review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements, including registration statements.

Audit-Related Fees

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and or review of our consolidated financial statements and are not reported under “Audit Fees”, such as audits and reviews in connection with the acquisition of Lab Services MSO.

Tax Fees

Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees

Consists of fees for products and services other than the services reported above. There were no management consulting services provided in 2023 or 2022.

Pre-Approval Policy and Procedures

The current policy of the directors, acting as the Audit Committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit related fees include fees for the annual audit of the financial statements and review of financial statements included in Quarterly Reports on Form 10-Q. Fees charged by the auditor were approved by the Board with engagement letters signed by the Audit Committee Chairman.

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the auditor. The Audit Committee has approved all audit and permitted non-audit services performed by the auditor for the year ended December 31, 2023.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description

1.1	Open Market Sale AgreementSM, dated as of December 13, 2019, by and between Avalon GloboCare Corp. and Jefferies LLC. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2019)

2.1	Membership Interest Purchase Agreement, dated November 7, 2022, by and among the Registrant, Laboratory Services MSO, LLC, SCBC Holdings LLC, Avalon Laboratory Services, Inc., The Zoe Family Trust, Bryan Cox and Sarah Cox (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2022).

2.2	Amended and Restated Membership Interest Purchase Agreement, dated February 9, 2023 by and among the Registrant, Laboratory Services MSO, LLC, SCBC Holdings LLC, Avalon Laboratory Services, Inc., the Zoe Family Trust, Bryan Cox and Sarah Cox (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on February 13, 2023).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Avalon GloboCare Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 4, 2023).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

3.4	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2022)

3.5	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on February 13, 2023)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2016)

4.2 †	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.5	Warranty Agreement by and between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd., dated February 27, 2017 (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

4.6	Form of Subscription Agreement between Avalon GloboCare Corp. and the October 2017 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

4.7	Form of Warrant to Boustead Securities, LLC in connection with the private placements (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 27, 2018)

4.8	Form of Warrant (April 2019) (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

4.9*	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

4.10	Form of Subscription Agreement by and between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated August 5, 2022 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2022).

4.11	Form of Subscription Agreement by and between Avalon GloboCare Corp. and Emma Li Xu Qingbo dated August 5, 2022 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2022).

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.2 †	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2016)

10.3	Agreement of Sale by and between Freehold Craig Road Partnership and Avalon GloboCare Corp., dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2016)

10.4 †	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li, dated January 11, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2017)

10.5 †	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola, dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.6 †	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola, dated February 21, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017)

10.7 †	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.8 †	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017)

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017)

10.12	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation) (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017)

10.13	Securities Purchase Agreement between Avalon GloboCare Corp. and Genexosome Technologies Inc. dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.14	Asset Purchase Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.15	Stock Purchase Agreement between Genexosome Technologies Inc., Beijing Jieteng (Genexosome) Biotech Co. Ltd. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.16 †	Executive Retention Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017)

10.18 †	Director Agreement by and between Avalon GloboCare Corp. and Wilbert J. Tauzin II dated November 1, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.19	Agreement between Avalon GloboCare Corp. and Tauzin Consultants, LLC dated November 1, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017)

10.20 †	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated April 3, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.21 †	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 3, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018)

10.22	Advisory Service Contract between Ludaopei Hematology Research Institute Co., Ltd. and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 1, 2018 (English translation) (incorporated by reference to that Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 19, 2018)

10.23	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the April 2018 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2018)

10.24	Supplementary Agreement Related to Share Subscription by and between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang dated April 23, 2018 (English translation) (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018)

10.25	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated May 3, 2018 (English translation) (incorporated by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018)

10.26 †	Director Agreement by and between Avalon GloboCare Corp. and Tevi Troy dated June 4, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.27	Joint Venture Agreement by and between Avalon (Shanghai) Healthcare Technology Co., Ltd. and Jiangsu Unicorn Biological Technology Co., Ltd. dated May 29, 2018 (English translation) (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018)

10.28 †	Director Agreement by and between Avalon GloboCare Corp. and William Stilley, III dated July 5, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2018)

10.29 †	Director Agreement by and between Avalon GloboCare Corp. and Steven A. Sanders dated July 30, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2018)

10.30	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated August 3, 2018 (English translation) (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.31	Strategic Partnership Agreement between Avalon GloboCare Corp. and Weill Cornell Medical College of Cornell University dated August 6, 2018 (incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018)

10.32	Equity Joint Venture Agreement by and between Avactis Biosciences, Inc., a wholly-owned subsidiary of Avalon GloboCare Corp., and Arbele Limited for the establishment of AVAR (China) BioTherapeutics Ltd. dated October 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018)

10.33	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated January 3, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.34	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated January 3, 2019 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.35	Letter Agreement by and between Avalon (Shanghai) Healthcare Technology Co. Ltd. and Meng Li dated January 3, 2019 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

10.36	Promissory Note issued to Daniel Lu dated Mach 18, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2019)

10.37†	Director Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 5, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.38†	Director Agreement by and between Avalon GloboCare Corp. and Yue “Charles” Li dated April 5, 2019 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019)

10.39	Form of Securities Purchase Agreement dated April 25, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019)

10.40	Revolving Line of Credit Agreement dated as of August 29, 2019 between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated August 29, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019)

10.41	Form of Warrant Redemption and Cancellation Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019)

10.42	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated February 20, 2020 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.43	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated February 20, 2020 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.44	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 20, 2020 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020)

10.45	Debt Settlement Agreement and Release between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2021)

10.46	Corporate Research Agreement between Avalon GloboCare Corp. and the University of Pittsburgh of the Commonwealth System of Higher Education dated July 8, 2021 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2021)

10.47	Form of Securities Purchase Agreement dated March 28, 2022 (incorporated by reference to Exhibit 10.47 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022)

10.48	Form of Convertible Note - March 2022 (incorporated by reference to Exhibit 10.48 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022)

10.49	Loan Extension and Modification Agreement between Avalon GloboCare Corp. and Wenzhao Lu dated March 28, 2022 (incorporated by reference to Exhibit 10.49 of the Form 10-K filed with the Securities and Exchange Commission on March 30, 2022)

10.50*	Consulting Agreement, dated February 9, 2023, by and between Laboratory Services MSO, LLC and Sarah Cox

10.51	Form of Warrant - March 2022 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission on April 29, 2022)

10.52	Amendment No. 1 to the Equity Joint Venture Agreement entered between Avalon GloboCare Corp., Avactis Biosciences Inc., Arbele Limited and Arbele Biotherapeutics Limited dated April 6, 2022 (incorporated by reference to Exhibit 10.53 of the Form 10-Q filed with the Securities and Exchange Commission on May 11, 2022)

10.53	Letter Agreement between Avalon GloboCare Corp. and Fsunshine Trading PTE. Ltd. dated June 8, 2022 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission on June 8, 2022)

10.54	Debt Settlement Agreement and Release between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated July 25, 2022 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission on July 27, 2022)

10.55	Conversion Agreement between Avalon GloboCare Corp. and Fsunshine Trading PTE. Ltd. Dated July 25, 2022 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission on July 27, 2022)

10.56	Form of Balloon Promissory Note issued to S&P Principal LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on September 8, 2022)

10.57	Form of Mortgage and Security Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission on September 8, 2022)

10.58	Form of Guaranty (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission on September 8, 2022)

10.59	Form of Securities Purchase Agreement for the purchase of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on November 8, 2022)

10.60	Director Agreement by and Between Avalon GloboCare Corp. and Lourdes Felix dated January 9, 2023 (incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed with the SEC on January 11, 2023)

10.61	Second Amended and Restated Limited Company Agreement, dated February 9, 2023, by and among Laboratory Services MSO, LLC, SCBC Holdings LLC, the Zoe Family Trust, Bryan Cox, Sarah Cox and the members named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 13, 2023)

10.62	Securities Purchase Agreement, dated May 23, 2023, between Avalon GloboCare Corp. and Mast Hill Fund, L.P (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023)

10.63	Security Agreement, dated May 23, 2023, by and among Avalon GloboCare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Laboratory Services MSO, LLC, Genexosome Technologies Inc., International Exosome Association LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023)

10.64	Senior Secured Promissory Note, dated May 23, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023)

10.65	First Warrant, dated May 23, 2023, by and between Avalon GloboCare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023)

10.66	Second Warrant, dated May 23, 2023, by and between Avalon GloboCare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023)

10.67	Form of Balloon Mortgage Note (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023)

10.68	Form of Second Mortgage and Security Agreement (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023)

10.69	Form of Guaranty (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023)

10.70	Form of Hazardous Material Guaranty and Indemnification Agreement (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023)

10.71	Sales Agreement, dated June 16, 2023, by and between Avalon GloboCare Corp. and Roth Capital Partners, LLC. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2023)

10.72	Securities Purchase Agreement, dated July 6, 2023, by and between Avalon Globocare Corp. and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023)

10.73	Security Agreement, dated July 6, 2023, by and among Avalon GloboCare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Laboratory Services MSO, LLC, Genexosome Technologies Inc., International Exosome Association LLC and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023)

10.74	Senior Secured Promissory Note, dated July 6, 2023, by and between Avalon GloboCare Corp. and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023)

10.75	First Warrant dated July 6, 2023, by and between Avalon GloboCare Corp. and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023)

10.76	Second Warrant, dated July 6, 2023, by and between Avalon Globocare Corp. and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023)

10.77	Securities Purchase Agreement, dated October 9, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023)

10.78	Security Agreement, dated October 9, 2023, among Avalon Globocare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Laboratory Services MSO, LLC, Genexosome Technologies Inc., International Exosome Association LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023)

10.79	Senior Secured Promissory Note, dated October 9, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023)

10.80	First Warrant, dated October 9, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023)

10.81	Second Warrant, dated October 9, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023)

10.82	Securities Purchase Agreement, dated October 9, 2023, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023)

10.83	Security Agreement, dated October 9, 2023, among Avalon Globocare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Laboratory Services MSO, LLC, Genexosome Technologies Inc., International Exosome Association LLC and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023)

10.84	Senior Secured Promissory Note, dated October 9, 2023, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023)

10.85	First Warrant, dated October 9, 2023, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023)

10.86	Second Warrant, dated October 9, 2023, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023)

10.87	Mortgage and Security Agreement, dated October 9, 2023, between Avalon Globocare Corp., Mast Hill Fund, L.P and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023)

10.88	Membership Interest Purchase Agreement, dated November 17, 2023, between Avalon Globocare Corp. and Wenzhao Lu (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2023)

10.89	Mortgage and Security Agreement, dated March 27, 2024, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2024)

10.90	Mortgage and Security Agreement, dated March 27, 2024, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2024)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 20, 2018)

23.1*	Consent of Independent Registered Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Avalon GloboCare Corp. Compensation Recovery Policy.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

†	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.

Dated: April 15, 2024	By:	/s/ David K. Jin
	Name:	David K. Jin
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: April 15, 2024	By:	/s/ Luisa Ingargiola
	Name:	Luisa Ingargiola
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on April 15, 2024, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ David K. Jin	Chief Executive Officer, President and Director
David K. Jin	(Principal Executive Officer)

/s/ Luisa Ingargiola	Chief Financial Officer
Luisa Ingargiola	(Principal Financial and Accounting Officer)

/s/ Wenzhao Lu	Chairman of the Board of Directors
Wenzhao Lu

/s/ Meng Li	Chief Operating Officer and Secretary
Meng Li

/s/ Steven A. Sanders	Director
Steven A. Sanders

/s/ Lourdes Felix	Director
Lourdes Felix

/s/ Wilbert J. Tauzin II	Director
Wilbert J. Tauzin II

/s/ William B. Stilley III	Director
William B. Stilley III

/s/ Tevi Troy	Director
Tevi Troy

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Avalon GloboCare Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avalon GloboCare Corp. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

On February 9, 2023 (the “Acquisition Date”), the Company acquired 40% of the issued and outstanding equity interests of Laboratory Services MSO, LLC (the “Labs”) for a total consideration of approximately $21 million. The investment was recorded on the Acquisition Date at cost with the investment being accounted for under the equity method as the Company has significant influence over the Labs. As disclosed in Note 7 of the accompanying financial statements, the Company identified equity method goodwill and intangible assets, which included tradename and customer relationships, of approximately $9.5 million and $10 million, respectively, on the Acquisition Date.

As of December 31, 2023 (the “Reporting Date”), the Company concluded that approximately $9.2 million of the equity method goodwill was impaired.

We identified the initial allocation of purchase consideration and the subsequent impairment assessment on such goodwill as a critical audit matter because of the significant estimates and assumptions made by management, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the valuation techniques and assumptions utilized, growth rates, and the future operating margins.

Under the income approach, the Company utilizes the discounted cash flow method to estimate the fair value of the Labs. Some of the significant assumptions inherent in estimating the fair values include the estimated future annual net cash flows for the Labs (including net sales, operating income margin, and working capital) and a discount rate that appropriately reflects the risks inherent in each future cash flow stream. The Company selects assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, management’s plans, and guideline companies.

Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services.

The estimates of fair value of the reporting units as of the Acquisition Date and Reporting Date are computed using a combination of both the income approach and market approach noted above.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures included the following: (1) We assessed the reasonableness of the forecasted revenue growth rates and operating margins over the cash flow forecast period by comparing them to the Labs’ actual revenues and operating margins during the recent historical periods; (2) We evaluated the reasonableness of the (a) valuation methodologies; (b) revenue growth rate by comparing it to industry rates; (c) customer attrition rates by testing the mathematical accuracy of the rates used and comparing them to industry rates; and (d) discount rates, which included testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management; (3) We evaluated the guideline companies used and operated in a similar industry as the subject reporting unit; (4) We sensitized the projections and compared them to the valuation reports for reasonableness; (5) We evaluated the disclosures in the Company's financial statements for proper reporting.

For the Company’s impairment assessment as of the Reporting Date, in additions to the aforementioned audit procedures, we assessed the reasonableness of the Company’s use of the appropriate modified capital asset pricing model and a weighted average cost of capital.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

New York, NY
April 15, 2024

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS

CURRENT ASSETS:
Cash	$285,400	$1,990,910
Rent receivable	197,473	134,626
Prepaid expense and other current assets	367,994	247,990

Total Current Assets	850,867	2,373,526

NON-CURRENT ASSETS:
Operating lease right-of-use assets, net	128,250	10,885
Property and equipment, net	38,083	138,294
Investment in real estate, net	7,191,404	7,360,087
Equity method investments, net	12,095,020	485,008
Advances for equity interest purchase	-	8,999,722
Other non-current assets	278,912	384,383

Total Non-current Assets	19,731,669	17,378,379

Total Assets	$20,582,536	$19,751,905

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$1,804,100	$1,673,411
Accrued research and development fees	208,772	838,001
Accrued payroll liability and compensation	588,722	223,722
Accrued litigation settlement	450,000	450,000
Accrued liabilities and other payables	272,915	283,234
Accrued liabilities and other payables - related parties	206,458	100,000
Operating lease obligation	129,396	11,437
Advance from sale of noncontrolling interest - related party	485,714	-
Equity method investment payable	666,667	-
Derivative liability	24,796	-
Convertible note payable, net	1,925,146	-

Total Current Liabilities	6,762,686	3,579,805

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	4,855	-
Accrued litigation settlement - noncurrent portion	-	450,000
Note payable, net	5,596,219	4,563,152
Loan payable - related party	850,000	-

Total Non-current Liabilities	6,451,074	5,013,152

Total Liabilities	13,213,760	8,592,957

Commitments and Contingencies (Note 20)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 9,000 shares issued and outstanding at December 31, 2023 and 2022 Liquidation preference $9 million at December 31, 2023	9,000,000	9,000,000
Series B Convertible Preferred Stock, 11,000 and 0 shares issued and outstanding at December 31, 2023 and 2022, respectively Liquidation preference $11 million at December 31, 2023	11,000,000	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 11,051,534 shares issued and 10,999,534 shares outstanding at December 31, 2023; 10,013,576 shares issued and 9,961,576 shares outstanding at December 31, 2022	1,105	1,005
Additional paid-in capital	67,885,051	65,949,723
Less: common stock held in treasury, at cost; 52,000 shares at December 31, 2023 and 2022	(522,500)	(522,500)
Accumulated deficit	(79,769,731)	(63,062,721)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss	(231,727)	(213,137)
Total Avalon GloboCare Corp. stockholders’ equity	7,368,776	11,158,948
Noncontrolling interest	-	-

Total Equity	7,368,776	11,158,948

Total Liabilities and Equity	$20,582,536	$19,751,905

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2023	2022

RENTAL REVENUE	$1,255,681	$1,202,169

OPERATING EXPENSES	1,017,493	929,441

OPERATING INCOME	238,188	272,728

LOSS FROM EQUITY METHOD INVESTMENT - LAB SERVICES MSO	(8,571,647)	-

OTHER OPERATING EXPENSES:
Advertising and marketing expenses	1,666,721	1,325,313
Professional fees	3,076,477	2,909,652
Compensation and related benefits	1,768,449	1,863,188
Research and development expenses	109,618	731,328
Litigation settlement	-	1,350,000
Other general and administrative expenses	798,959	886,142

Total Other Operating Expenses	7,420,224	9,065,623

LOSS FROM OPERATIONS	(15,753,683)	(8,792,895)

OTHER (EXPENSE) INCOME
Interest expense - amortization of debt discount and debt issuance cost	(544,010)	(3,310,684)
Interest expense - other	(773,780)	(185,751)
Interest expense - related party	(33,712)	(79,898)
Conversion inducement expense	-	(344,264)
Loss from equity method investment - Epicon	(18,175)	(41,863)
Change in fair value of derivative liability	188,374	600,749
Impairment of equity method investment - Epicon	(454,679)	-
Gain on debts extinguishment	682,979	-
Other (expense) income	(324)	223,759

Total Other Expense, net	(953,327)	(3,137,952)

LOSS BEFORE INCOME TAXES	(16,707,010)	(11,930,847)

INCOME TAXES	-	-

NET LOSS	$(16,707,010)	$(11,930,847)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(16,707,010)	$(11,930,847)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(1.59)	$(1.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	10,528,975	9,328,609

COMPREHENSIVE LOSS:
NET LOSS	$(16,707,010)	$(11,930,847)
OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(18,590)	(47,871)
COMPREHENSIVE LOSS	(16,725,600)	(11,978,718)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(16,725,600)	$(11,978,718)

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2023 and 2022

	Avalon GloboCare Corp. Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Treasury Stock				Accumulated Other
	Number of		Number of		Number of		Paid-in	Number of		Accumulated	Statutory	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2022	-	$-	-	$-	8,897,518	$890	$54,896,567	(52,000)	$(522,500)	$(51,131,874)	$6,578	$(165,266)	$-	$3,084,395

Sale of common stock, net	-	-	-	-	49,115	5	362,323	-	-	-	-	-	-	362,328

Warrants issued with convertible debt offering	-	-	-	-	-	-	498,509	-	-	-	-	-	-	498,509

Conversion of convertible note payable and accrued interest into common stock	-	-	-	-	573,645	57	4,072,901	-	-	-	-	-	-	4,072,958

Reclassification of derivative liability to equity	-	-	-	-	-	-	2,181,820	-	-	-	-	-	-	2,181,820

Issuance of common stock for settlement of loan payable and accrued interest - related party	-	-	-	-	444,399	44	2,888,549	-	-	-	-	-	-	2,888,593

Sale of common stock - related party	-	-	-	-	44,872	5	349,995	-	-	-	-	-	-	350,000

Sale of Series A Convertible Preferred Stock	9,000	9,000,000	-	-	-	-	-	-	-	-	-	-	-	9,000,000

Issuance of common stock for services	-	-	-	-	40,896	4	340,946	-	-	-	-	-	-	340,950

Stock-based compensation	-	-	-	-	-	-	358,113	-	-	-	-	-	-	358,113

Shares issued for adjustments for 1:10 reverse split	-	-	-	-	(36,869)	-	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(47,871)	-	(47,871)

Net loss for the year	-	-	-	-	-	-	-	-	-	(11,930,847)	-	-	-	(11,930,847)

Balance, December 31, 2022	9,000	9,000,000	-	-	10,013,576	1,005	65,949,723	(52,000)	(522,500)	(63,062,721)	6,578	(213,137)	-	11,158,948

To correct shares issued for adjustments for 1:10 reverse split	-	-	-	-	50,000	1	(1)	-	-	-	-	-	-	-

Issuance of Series B Convertible Preferred Stock for equity method investment	-	-	11,000	11,000,000	-	-	-	-	-	-	-	-	-	11,000,000

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	170,000	17	236,383	-	-	-	-	-	-	236,400

Sale of common stock, net	-	-	-	-	456,627	46	414,350	-	-	-	-	-	-	414,396

Issuance of common stock for services	-	-	-	-	361,331	36	999,619	-	-	-	-	-	-	999,655

Stock-based compensation	-	-	-	-	-	-	284,977	-	-	-	-	-	-	284,977

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(18,590)	-	(18,590)

Net loss for the year	-	-	-	-	-	-	-	-	-	(16,707,010)	-	-	-	(16,707,010)

Balance, December 31, 2023	9,000	$9,000,000	11,000	$11,000,000	11,051,534	$1,105	$67,885,051	(52,000)	$(522,500)	$(79,769,731)	$6,578	$(231,727)	$-	$7,368,776

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,707,010)	$(11,930,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss provision	-	2,295
Depreciation	211,720	330,723
Change in straight-line rent receivable	10,496	(6,821)
Amortization of operating lease right-of-use asset	118,226	135,557
Stock-based compensation and service expense	1,179,761	1,106,634
Loss from equity method investments	8,589,822	41,863
Impairment of equipment held for sale	-	22,285
Impairment of equity method investment - Epicon	454,679	-
Amortization of debt issuance costs and debt discount	544,010	3,310,684
Conversion inducement expense	-	344,264
Change in fair market value of derivative liability	(188,374)	(600,749)
Gain on debts extinguishment	(682,979)	-
Changes in operating assets and liabilities:
Rent receivable	(46,220)	(43,765)
Security deposit	396	(416)
Deferred leasing costs	33,402	27,298
Prepaid expense and other assets	411	(45,996)
Accrued liabilities and other payables	(16,601)	331,425
Accrued liabilities and other payables - related parties	106,458	79,898
Operating lease obligation	(112,915)	(141,556)

NET CASH USED IN OPERATING ACTIVITIES	(6,504,718)	(7,037,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,159)	(1,749)
Additional investment in equity method investment	-	(51,999)
Payments for equity interest purchase	-	(8,999,722)

NET CASH USED IN INVESTING ACTIVITIES	(22,159)	(9,053,470)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable - related party	-	(390,000)
Proceeds from loan payable - related party	850,000	100,000
Repayments of loan payable - related party	-	(410,000)
Proceeds from issuance of convertible debt and warrants	2,565,000	3,718,943
Payments of convertible debt issuance costs	(327,200)	-
Repayments of convertible debt	(300,000)	-
Proceeds from issuance of balloon promissory note	1,000,000	4,800,000
Payments of balloon promissory note issuance costs	(64,436)	(266,454)
Proceeds from equity offering	635,391	735,567
Disbursements for equity offering costs	(19,132)	(24,067)
Advance from sale of noncontrolling interest in subsidiary	485,714	-
Proceeds from issuance of convertible preferred stock	-	9,000,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,825,337	17,263,989

EFFECT OF EXCHANGE RATE ON CASH	(3,970)	10,077

NET (DECREASE) INCREASE IN CASH	(1,705,510)	1,183,372

CASH - beginning of year	1,990,910	807,538

CASH - end of year	$285,400	$1,990,910

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$718,753	$176,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued liabilities	$164,871	$30,000
Reclassification of advances for equity interest purchase to equity method investment	$9,000,000	$-
Series B Convertible Preferred Stock issued related to equity method investment	$11,000,000	$-
Accrued purchase price related to equity method investment	$666,667	$-
Warrants issued as convertible note payable finder’s fee	$16,977	$-
Warrants issued with convertible note payable recorded as debt discount	$196,193	$498,509
Bifurcated embedded conversion feature recorded as derivative liability and debt discount	$-	$2,782,569
Common stock issued as convertible note payable commitment fee	$236,400	$-
Deferred financing costs in accrued liabilities	$202,892	$-
Conversion of convertible note payable and accrued interest into common stock	$-	$4,072,958
Reclassification of derivative liability to equity	$-	$2,181,820
Related party loan and accrued interest settled in shares	$-	$2,888,593

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Avalon GloboCare Corp. (the “Company” or “ALBT”) is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on July 28, 2014. On October 19, 2016, the Company entered into and closed a Share Exchange Agreement with the shareholders of Avalon Healthcare System, Inc., a Delaware corporation (“AHS”), each of which were accredited investors (“AHS Shareholders”), pursuant to which the Company acquired 100% of the outstanding securities of AHS in exchange for 5,000,000 shares of the Company’s common stock (the “AHS Acquisition”). AHS was incorporated on May 18, 2015 under the laws of the State of Delaware.

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

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of December 31, 2023, the occupancy rate of the building is 89.4%.

On July 18, 2018, the Company formed a wholly owned subsidiary, Avactis Biosciences Inc. (“Avactis”), a Nevada corporation, which is a patent holding company. Commencing on April 6, 2022, the Company owns 60% of Avactis and Arbele Biotherapeutics Limited (“Arbele Biotherapeutics”) owns 40% of Avactis. Avactis owns 100% of the capital stock of Avactis Nanjing Biosciences Ltd., a company incorporated in the PRC on May 8, 2020 (“Avactis Nanjing”), which only owns a patent and is not considered an operating entity.

On October 14, 2022, the Company formed a wholly owned subsidiary, Avalon Laboratory Services, Inc. (“Avalon Lab”), a Delaware company. On February 9, 2023, Avalon Lab purchased forty percent (40%) of the issued and outstanding equity interests of Laboratory Services MSO, LLC, a private limited company formed under the laws of the State of Delaware on September 6, 2019 (“Lab Services MSO”), and its subsidiaries. Lab Services MSO, through its subsidiaries, is engaged in providing laboratory testing services.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of December 31, 2023 are as follows:

Name of Subsidiary	Place and date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by ALBT	Holding company for payroll and other expenses

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by ALBT	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Is not considered an operating entity
Genexosome Technologies Inc. (“Genexosome”)	Nevada July 31, 2017	60% held by ALBT	No current activities to report, dormant

Avactis Biosciences Inc. (“Avactis”)	Nevada July 18, 2018	60% held by ALBT	Patent holding company
Avactis Nanjing Biosciences Ltd. (“Avactis Nanjing”)	PRC May 8, 2020	100% held by Avactis	Owns a patent and is not considered an operating entity
Avalon Laboratory Services, Inc. (“Avalon Lab”)	Delaware October 14, 2022	100% held by ALBT	Laboratory holding company with a 40% membership interest in Lab Services MSO

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN CONDITION (continued)

Going Concern

The Company is a commercial stage company dedicated to developing and delivering innovative, transformative, precision diagnostics and clinical laboratory services. The Company is establishing a leading role in the innovation of diagnostic testing, utilizing proprietary technology to deliver precise, genetics-driven results. The Company also provides laboratory services through its 40% equity investment in Lab Services MSO, offering a broad portfolio of diagnostic tests, including drug testing, toxicology, and a broad array of test services, from general bloodwork to anatomic pathology, and urine toxicology. In addition, the Company owns commercial real estate that houses its headquarters in Freehold, New Jersey. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficit of approximately $5,912,000 at December 31, 2023 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $16,707,000 and $6,505,000 for the year ended December 31, 2023, respectively.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the consolidated financial statements and accompanying notes. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Significant estimates during the years ended December 31, 2023 and 2022 include the useful life of property and equipment, investment in real estate, and intangible assets, the assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable, and the fair value of the consideration given and assets acquired in the purchase of 40% of Lab Services MSO.

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

Derivative liability. Derivative liability is carried at fair value and measured on an ongoing basis. The table below reflects the activity of derivative liability measured at fair value for the years ended December 31, 2023 and 2022:

Significant Unobservable Inputs (Level 3)
Balance of derivative liability as of January 1, 2022	$-
Initial fair value of derivative liability attributable to embedded conversion feature of convertible note payable	2,782,569
Gain from change in the fair value of derivative liability	(600,749)
Reclassification of derivative liability to equity	(2,181,820)
Balance of derivative liability as of December 31, 2022	-
Initial fair value of derivative liability attributable to warrants issuance with fund raise	213,170
Gain from change in the fair value of derivative liability	(188,374)
Balance of derivative liability as of December 31, 2023	$24,796

Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include equipment held for sale and equity method investment that are written down to fair value when they are impaired.

Equipment held for sale. The Company conducted an impairment assessment on the equipment held for sale based on the guidelines established in Financial Accounting Standards Board (“FASB”) ASC Topic 360 to determine the estimated fair market value of the equipment as of December 31, 2022. Upon completion of its 2022 impairment analysis, the Company determined that the carrying value exceeded the fair market value on equipment which was held for sale. The fair market value of equipment held for sale is a level 3 valuation. The Company recorded an impairment charge of $22,285 for the years ended December 31, 2022.

Equity method investment in Epicon Biotech Co., Ltd. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, the investee’s series of operating losses and the joint venture partner unable to obtain funds to commence operations. These assumptions represent Level 3 inputs. Impairment of equity method investment in Epicon Biotech Co., Ltd. for the year ended December 31, 2023 was $454,679.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements (continued)

Equity method investment in Laboratory Services MSO, LLC The factors used to determine fair value are subject to management’s judgment and expertise. These assumptions represent Level 3 inputs. Impairment of equity method investment in Laboratory Services MSO, LLC for the year ended December 31, 2023 was $9,196,682.

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

Cash and Cash Equivalents

At December 31, 2023 and 2022, the Company’s cash balances by geographic area were as follows:

Country:	December 31, 2023		December 31, 2022
United States	$280,197	98.2%	$1,806,083	90.7%
China	5,203	1.8%	184,827	9.3%
Total cash	$285,400	100.0%	$1,990,910	100.0%

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at December 31, 2023 and 2022.

Credit Risk and Uncertainties

A portion of the Company’s cash is maintained with state-owned banks within the PRC. Balances at state-owned banks within the PRC are covered by insurance up to RMB 500,000 (approximately $71,000) per bank. Any balance over RMB 500,000 per bank in PRC will not be covered. At December 31, 2023, cash balances held in the PRC are RMB 36,827 (approximately $5,000), which was covered by such insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company maintains a portion of its cash on deposits with bank and financial institution within the U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At December 31, 2023, there were no balances in excess of the federally-insured limits.

The Company’s concentrations of credit risk with respect to its rent receivable is limited due to short-term payment terms. The Company also performs ongoing credit evaluations of its tenants to help further reduce credit risk.

Rent Receivable and Reserve for Credit Losses

Rent receivable is presented net of reserve for credit losses. Rent receivable balance consists of base rents, tenant reimbursements and receivables arising from straight-lining of rents represent amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to the Company’s revenue recognition policy. A reverse for the uncollectible portion of rent receivable is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in Freehold, New Jersey in which the property is located.

Management believes that the rent receivable is fully collectable. Therefore, no material reverse for credit losses is deemed to be required on its rent receivable at December 31, 2023 and 2022.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other costs that are directly related to the Company’s open market sale equity financing and will be charged to stockholders’ equity upon the completion of the equity offering. As of December 31, 2023 and 2022, deferred offering costs amounted to $175,136 and $174,107, of which $175,136 and $34,821 were included in prepaid expense and other current assets and $0 and $139,286 were included in other non-current assets, respectively.

Deferred Leasing Costs

Costs incurred to obtain tenant leases are amortized using the straight-line method over the term of the related lease agreement. Such costs include lease incentives and leasing commissions. If the lease is terminated early, the remaining unamortized deferred leasing cost is written off.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation, and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the period of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Investment In Real Estate and Depreciation

Investment in real estate is carried at cost less accumulated depreciation, and consists of building and improvement. The Company depreciates real estate building and improvement on a straight-line basis over estimated useful life. Expenditures for ordinary repair and maintenance costs are charged to expense as incurred. Expenditure for improvements, renovations, and replacements of real estate asset is capitalized and depreciated over its estimated useful life if the expenditure qualifies as betterment.

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

For the year ended December 31, 2022, the Company incurred impairment charges in operations of $22,285 on the laboratory equipment. The valuations of the laboratory equipment, and the amounts of the impairment charge, were based on impairment assessments conducted on the equipment held for sale at December 31, 2022.

Investment in Unconsolidated Companies

The Company uses the equity method of accounting for its investments in, and earning or loss of, companies that it does not control but over which it does exert significant influence. The Company considers whether the fair values of its equity method investments have declined below their carrying values whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. Impairment of equity method investment amounted to $9,651,361 and $0 for the years ended December 31, 2023 and 2022, respectively. See Note 7 for discussion of equity method investments.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Rental Income

Deferred rental income represents rental income collected but not earned as of the reporting date. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of December 31, 2023 and 2022, deferred rental income totaled $11,429 and $27,685, respectively, which were included in accrued liabilities and other payables on the accompanying consolidated balance sheets.

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

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company incurred research and development expense of $109,618 and $731,328 in the years ended December 31, 2023 and 2022, respectively.

Advertising and Marketing Costs

All costs related to advertising and marketing are expensed as incurred. For the years ended December 31, 2023 and 2022, advertising and marketing costs amounted to $1,666,721 and $1,325,313, respectively.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, the benefit for tax positions taken can only be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2023 and 2022, the Company had no significant uncertain tax positions which would require either recognition of a liability or disclosure in the financial statements. For United States entities, tax year that remains subject to examination is the years ended December 31, 2023, 2022, 2021 and 2020. For China entities, income tax returns for the tax years ended December 31, 2019 through December 31, 2023 remain open for statutory examination by PRC tax authorities. The Company recognizes interest and penalties related to significant uncertain income tax positions in income tax expense. However, no such interest and penalties were recorded as of December 31, 2023 and 2022.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company, AHS, Avalon RT 9, and Avalon Lab is the U.S. dollar and the functional currency of Avalon Shanghai is the Chinese Renminbi (“RMB”). For Avalon Shanghai whose functional currency is the RMB, result of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2023 and 2022 were translated at 7.0786 RMB and 6.8979 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the years ended December 31, 2023 and 2022 were 7.0752 RMB and 6.7309 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2023 and 2022 consisted of net loss and unrealized loss from foreign currency translation adjustment.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the years ended December 31, 2023 and 2022, potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible preferred stock and convertible note (using the if-converted method) and exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Years Ended December 31,
	2023	2022
Options to purchase common stock	853,303	858,500
Warrants to purchase common stock	645,527	123,964
Series A convertible preferred stock (*)	900,000	900,000
Series B convertible preferred stock (**)	2,910,053	-
Convertible notes (***)	911,111	572,145
Potentially dilutive securities	6,219,994	2,454,609

(*)	Assumed the Series A convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $10.00 per share.
(**)	Assumed the Series B convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $3.78 per share.
(***)	Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $4.50 and $1.50 per share for the year ended December 31, 2023. Assumed the convertible note was converted into shares of common stock of the Company at a conversion price of $6.50 per share for the year ended December 31, 2022.

Noncontrolling Interest

As of December 31, 2023, Dr. Yu Zhou, former director and former Co-Chief Executive Officer of Genexosome, who owns 40% of the equity interests of Genexosome, which is not under the Company’s control. Since the fourth quarter of 2019, the non-controlling interest has remained inactive.

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

During the year ended December 31, 2022, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment. These reportable segments offer different services and products, have different types of revenue, and are managed separately as each requires different operating strategies and management expertise. Due to the winding down of the medical related consulting services segment in 2022, the Company decided to cease all operations of this segment and no longer has any material revenues or expenses in this segment. As a result, commencing from the first quarter of 2023, the Company’s chief operating decision maker no longer reviews medical related consulting services operating results.

On February 9, 2023, the Company purchased 40% of Lab Services MSO. Commencing from the purchase date, February 9, 2023, the Company is active in the management of Lab Services MSO. During the year ended December 31, 2023, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment (which commenced with the purchase date, February 9, 2023) since Lab Services MSO’s operating results are regularly reviewed by the Company’s chief operating decision maker to determine the resources to be allocated to the segment and assess its performance. The Company regularly reviews the operating results and performance of Lab Services MSO, for which the Company accounts for under the equity method.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (“Topic 326”). The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual period beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. The adoption of this new guidance did not have any material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the accounting related to contract assets and liabilities acquired in business combinations. ASU 2021-08 requires that entities recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendment. Early adoption is permitted, including adoption in an interim period. The adoption of this new guidance did not have any material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

At December 31, 2023 and 2022, prepaid expense and other current assets consisted of the following:

	December 31, 2023	December 31, 2022
Prepaid professional fees	$33,062	$93,817
Prepaid directors and officers liability insurance premium	27,192	29,301
Deferred offering costs	175,136	34,821
Deferred leasing costs	33,402	33,402
Security deposit	-	19,084
Due from broker	37,187	-
Others	62,015	37,565
Total	$367,994	$247,990

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2023 and 2022, property and equipment consisted of the following:

	Useful life	December 31, 2023	December 31, 2022
Laboratory equipment	5 Years	$100,548	$374,183
Office equipment and furniture	3 – 10 Years	54,797	35,145
		155,345	409,328
Less: accumulated depreciation		(117,262)	(271,034)
		$38,083	$138,294

For the years ended December 31, 2023 and 2022, depreciation expense of property and equipment amounted to $43,037 and $162,040, respectively, of which, $7,221 and $2,987 was included in real property operating expenses, $417 and $825 was included in other operating expenses, and $35,399 and $158,228 was included in research and development expense, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVESTMENT IN REAL ESTATE

At December 31, 2023 and 2022, investment in real estate consisted of the following:

	Useful life	December 31, 2023	December 31, 2022
Commercial real property building	39 Years	$7,708,571	$7,708,571
Improvement	12 Years	529,372	529,372
		8,237,943	8,237,943
Less: accumulated depreciation		(1,046,539)	(877,856)
		$7,191,404	$7,360,087

For both the years ended December 31, 2023 and 2022, depreciation expense of this commercial real property amounted to $168,683, which was included in real property operating expenses.

NOTE 7 – EQUITY METHOD INVESTMENTS

Investment in Epicon Biotech Co., Ltd.

As of December 31, 2023 and 2022, the equity method investment in Epicon Biotech Co., Ltd. (“Epicon”) amounted to $0 and $485,008, respectively. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon. Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and an unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), have an ownership interest in Epicon of 40% and 60%, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and clinical transformation of scientific achievements. The Company is not involved in the management of Epicon. Therefore, it is a passive investment.

In June 2023, the Company assessed its equity method investment in Epicon for any impairment and concluded that there were indicators of impairment as of June 30, 2023. The impairment is due to the Company’s conclusion that it will be unable to recover the carrying amount of the investment due to the investee’s series of operating losses and the inability of Avalon Shanghai’s joint venture partner (Unicorn) to obtain adequate funding to commence operations. The Company calculated that the estimated undiscounted cash flows were less than the carrying amount related to the equity method investment. The Company has recognized an impairment loss of $454,679 related to the equity method investment for the year ended December 31, 2023, which reduced the investment value to zero.

Under the equity method, if there is a commitment for the Company to fund the losses of its equity method investees, the Company would continue to record its share of losses resulting in a negative equity method investment, which would be presented as a liability on the consolidated balance sheets. Commitments may be explicit and may include formal guarantees, legal obligations, or arrangements by contract. Implicit commitments may arise from reputational expectations, intercompany relationships, statements by the Company of its intention to provide support, a history of providing financial support or other facts and circumstances. When the Company has no commitment to fund the losses of its equity method investees, the carrying value of its equity method investments will not be reduced below zero. The Company has no commitment to fund additional losses of its equity method investments.

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

Pursuant to the terms and conditions set forth in the Amended MIPA, the Buyer acquired from the Seller, forty percent (40%) of the issued and outstanding equity interests of Lab Services MSO (the “Purchased Interests”). The consideration paid by Buyer to Seller for the Purchased Interests consisted of $20,666,667, which was comprised of (i) $9,000,000 in cash, (ii) $11,000,000 pursuant to the issuance of 11,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), stated value $1,000 (the “Series B Stated Value”), which approximated the fair value, and (iii) a $666,667 cash payment on February 9, 2024. The Series B Preferred Stock is convertible into shares of the Company’s common stock at a conversion price per share equal to $3.78, which approximated the market price at the date of closing, or an aggregate of 2,910,053 shares of the Company’s common stock, which are subject to a lock-up period and restrictions on sale (See Note 14 — Series B Convertible Preferred Stock Issued for Equity Method Investment).

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – EQUITY METHOD INVESTMENTS (continued)

Investment in Laboratory Services MSO, LLC (continued)

Lab Services MSO, through its subsidiaries, is engaged in providing laboratory testing services. Avalon Lab and an unrelated company, have an ownership interest in Lab Services MSO of 40% and 60%, respectively.

In accordance with ASC 810, the Company determined that Lab Services MSO does not qualify as a Variable Interest Entity, nor does it have a controlling financial interest over the legal entity. However, the Company determined that it does have significant influence as a result of its board representation. Therefore, the Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the purchased-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). At February 9, 2023 (date of investment), the excess of the Company’s share of the fair values of the investee’s identifiable net assets over the cost of the investment was approximately $19,460,000 which was attributable to intangible assets and goodwill. Thereafter, the investment is adjusted for the post purchase change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment.

Intangible assets consist of the valuation of identifiable intangible assets acquired, representing trade names and customers relationships, which are being amortized on a straight-line method over the estimated useful life of 15 years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in the business acquisition of Lab Services MSO incurred on February 9, 2023. Goodwill is not amortized, but is tested for impairment at December 31, 2023.

In December 2023, the Company assessed its equity method investment in Laboratory Services MSO, LLC for any impairment and concluded that there were indicators of impairment as of December 31, 2023. The Company calculated that the estimated undiscounted cash flows of goodwill were less than the carrying amount of goodwill related to the equity method investment. The Company has recognized an impairment loss of $9,196,682 related to the equity method investment for the year ended December 31, 2023.

For the period from February 9, 2023 (date of investment) through December 31, 2023, the Company’s share of Lab Services MSO’s net income was $625,035, which was included in income from equity method investment — Lab Services MSO in the accompanying consolidated statements of operations and comprehensive loss.

In the year ended December 31, 2023, activity recorded for the Company’s equity method investment in Lab Services MSO is summarized in the following table:

Equity investment carrying amount at January 1, 2023	$-
Payment for equity method investment:
The Company’s interest in the fair value of Lab Services MSO’s net assets at February 9, 2023	1,206,406
The Company’s interest in the net excess of Lab Services MSO’s fair value over net assets which was attributable to identifiable intangible assets at February 9, 2023	10,004,000
The Company’s interest in the net excess of Lab Services MSO’s fair value over net assets which was attributable to goodwill at February 9, 2023	9,456,261
20,666,667
Loss from equity method investment – Lab Services MSO:
Lab Services MSO’s net income attributable to the Company	1,236,391
Intangible assets amortization amount	(611,356)
Impairment of goodwill	(9,196,682)
(8,571,647)
Equity investment carrying amount at December 31, 2023	$12,095,020

As of December 31, 2023, the Company’s carrying value of the identified intangible assets and goodwill which are included in the equity investment carrying amount was $9,392,644 and $259,579, respectively.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

December 31, 2023
Current assets	$4,930,254
Noncurrent assets	5,228,044
Current liabilities	828,713
Noncurrent liabilities	4,104,183
Equity	5,225,402

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – EQUITY METHOD INVESTMENTS (continued)

Investment in Laboratory Services MSO, LLC (continued)

For the Period from February 9, 2023 (Date of Investment) through December 31, 2023
Net revenue	$12,699,683
Gross profit	4,744,277
Income from operation	2,393,830
Net income	3,090,977

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2023 and 2022, accrued liabilities and other payables consisted of the following:

	December 31, 2023	December 31, 2022
Accrued tenants’ improvement reimbursement	$43,500	$43,500
Tenants’ security deposit	81,233	73,733
Accrued business expense reimbursement	25,061	52,437
Accrued utilities	15,166	15,631
Deferred rental income	11,429	27,685
Accrued real property cleaning service fee	7,570	23,564
Interest payable	55,027	-
Taxes payable	11,794	7,337
Others	22,135	39,347
Total	$272,915	$283,234

NOTE 9 – CONVERTIBLE NOTE PAYABLE

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

Interest accrued on the principal amount at 1.0% per annum. The investor may elect to convert all or part of the 2022 Convertible Note, plus accrued interest, at any time into shares of common stock of the Company at a conversion price equal to 95% of the average of the highest three trading prices for the common stock during the 20-trading day period ending one trading day prior to the conversion date but in no event will the conversion price be lower than $0.75 per share.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTE PAYABLE (continued)

2022 Convertible Note (continued)

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

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that all the warrants issued to the investor with this private placement were classified as equity in additional paid in-capital.

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

In accordance with ASC 480-10-25-14, the Company determined that the conversion provisions contain an embedded derivative feature and the Company valued the derivative feature separately, and recorded debt discount and derivative liabilities in accordance with the provisions of the convertible debt (see Note 10). The Company calculated the fair value of conversion option at the commitment dates using the Black-Scholes valuation model with the following assumptions: volatility of 95.97%, risk-free rate of 2.75% - 2.89%, annual dividend yield of 0% and expected life of 10 years.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTE PAYABLE (continued)

May 2023 Convertible Note (continued)

In accordance with ASC 480-10-25-14, the Company determined that the conversion provisions contain an embedded derivative feature and the Company valued the derivative feature separately, recording debt discount and derivative liability in accordance with the provisions of the convertible debt (see Note 10). However, management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero.

The Company recorded a total debt discount of $349,654 related to the original issue discount, common shares issued and warrants issued to Mast Hill, which will be amortized over the term of the May 2023 Convertible Note.

For the year ended December 31, 2023, amortization of debt discount and debt issuance costs and interest expense related to the May 2023 Convertible Note amounted to $307,123 and $115,450, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost and interest expense — other on the accompanying consolidated statements of operations and comprehensive loss.

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

July 2023 Convertible Note (continued)

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

In accordance with ASC 480-10-25-14, the Company determined that the conversion provisions contain an embedded derivative feature and the Company valued the derivative feature separately, recording debt discount and derivative liability in accordance with the provisions of the convertible debt (see Note 10). However, management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero.

The Company recorded a total debt discount of $89,191 related to the original issue discount, common shares issued and warrants issued to Firstfire, which will be amortized over the term of the July 2023 Convertible Note.

For the year ended December 31, 2023, amortization of debt discount and debt issuance costs and interest expense related to the July 2023 Convertible Note amounted to $78,974 and $31,164, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost and interest expense — other on the accompanying consolidated statements of operations and comprehensive loss.

October 2023 Convertible Note

On October 9, 2023, the Company entered into securities purchase agreements with Mast Hill and Firstfire for the issuance of 13.0% senior secured promissory notes in the aggregate principal amount of $700,000 (collectively, the “October 2023 Convertible Note”) convertible into shares of common stock, par value $0.0001 per share, of the Company, as well as the issuance of 70,000 shares of common stock as a commitment fee and warrants for the purchase of 192,500 shares of common stock of the Company. The Company and its subsidiaries have entered into that certain security agreements, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the October 2023 Convertible Note. Principal amount and interest under the October 2023 Convertible Note are convertible into shares of common stock of the Company at a conversion price of $1.50 per share unless the Company fails to make an amortization payment when due, in which case the conversion price shall be the lower of $1.50 or the market price (as defined in the October 2023 Convertible Note) of the shares.

Mast Hill acquired the October 2023 Convertible Note with principal amount of $350,000 and paid the purchase price of $332,500 after an original issue discount of $17,500. On October 9, 2023, the Company issued (i) a warrant to purchase 52,500 shares of common stock with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023, (ii) a warrant to purchase 43,750 shares of common stock with an exercise price of $1.80 exercisable until the five-year anniversary of October 9, 2023, which warrant shall be cancelled and extinguished against payment of the October 2023 Convertible Note, and (iii) 35,000 shares of common stock as a commitment fee for the purchase of the October 2023 Convertible Note, which were earned in full as of October 9, 2023. On October 9, 2023, the Company delivered such duly executed October 2023 Convertible Note, warrants and common stock to Mast Hill against delivery of such purchase price.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTE PAYABLE (continued)

October 2023 Convertible Note (continued)

The Company is obligated to make amortization payments in cash to Mast Hill towards the repayment of the October 2023 Convertible Note, as provided in the following table:

Payment Date:	Payment Amount:
April 9, 2024	$35,000 plus accrued interest through April 9, 2024
May 9, 2024	$35,000 plus accrued interest through May 9, 2024
June 9, 2024	$46,667 plus accrued interest through June 9, 2024
July 9, 2024	$58,333 plus accrued interest through July 9, 2024
August 9, 2024	$58,333 plus accrued interest through August 9, 2024
September 9, 2024	$70,000 plus accrued interest through September 9, 2024
October 9, 2024	The entire remaining outstanding balance of the October 2023 Convertible Note

Firstfire acquired the October 2023 Convertible Note with principal amount of $350,000 and paid the purchase price of $332,500 after an original issue discount of $17,500. On October 9, 2023, the Company issued (i) a warrant to purchase 52,500 shares of common stock with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023, (ii) a warrant to purchase 43,750 shares of common stock with an exercise price of $1.80 exercisable until the five-year anniversary of October 9, 2023, which warrant shall be cancelled and extinguished against payment of the October 2023 Convertible Note, and (iii) 35,000 shares of common stock as a commitment fee for the purchase of the October 2023 Convertible Note, which were earned in full as of October 9, 2023. On October 9, 2023, the Company delivered such duly executed October 2023 Convertible Note, warrants and common stock to Firstfire against delivery of such purchase price.

The Company is obligated to make amortization payments in cash to Firstfire towards the repayment of the October 2023 Convertible Note, as provided in the following table:

Payment Date:	Payment Amount:
April 9, 2024	$35,000 plus accrued interest through April 9, 2024
May 9, 2024	$35,000 plus accrued interest through May 9, 2024
June 9, 2024	$46,667 plus accrued interest through June 9, 2024
July 9, 2024	$58,333 plus accrued interest through July 9, 2024
August 9, 2024	$58,333 plus accrued interest through August 9, 2024
September 9, 2024	$70,000 plus accrued interest through September 9, 2024
October 9, 2024	The entire remaining outstanding balance of the October 2023 Convertible Note

In connection with the issuance of the October 2023 Convertible Note, the Company incurred debt issuance costs of $95,349 (including the issuance of 8,400 warrants as a finder’s fee), which is capitalized and will be amortized into interest expense over the term of the October 2023 Convertible Note.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and Firstfire and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 87,500 warrants with an exercise price of $1.80 exercisable until the five-year anniversary of October 9, 2023, which warrant shall be cancelled and extinguished against payment of the October 2023 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 113,400 warrants with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023 was classified as a derivative liability on October 9, 2023. The fair values of the 113,400 warrants with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023 issued on October 9, 2023 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $0.77, volatility of 89.70%, risk-free rate of 4.75%, annual dividend yield of 0% and expected life of 5 years.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTE PAYABLE (continued)

October 2023 Convertible Note (continued)

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

In accordance with ASC 480-10-25-14, the Company determined that the conversion provisions contain an embedded derivative feature and the Company valued the derivative feature separately, recording debt discount and derivative liability in accordance with the provisions of the convertible debt (see Note 10). However, management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero.

The Company recorded a total debt discount of $128,748 related to the original issue discount, common shares issued and warrants issued to Mast Hill and Firstfire, which will be amortized over the term of the October 2023 Convertible Note.

For the year ended December 31, 2023, amortization of debt discount and debt issuance costs and interest expense related to the October 2023 Convertible Note amounted to $51,356 and $20,444, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost and interest expense — other on the accompanying consolidated statements of operations and comprehensive loss.

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

As stated in Note 9, May 2023 Convertible Note, July 2023 Convertible Note, and October 2023 Convertible Note, the Company determined that the convertible note payable contains an embedded derivative feature in the form of a conversion provision which is adjustable based on future prices of the Company’s common stock. In accordance with ASC 815-10-25, each derivative feature is initially recorded at its fair value using the Black-Scholes option valuation method and then re-value at each reporting date, with changes in the fair value reported in the statements of operations. However, on May 23, 2023, July 6, 2023, October 9, 2023, and December 31, 2023, management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero.

On May 23, 2023, the Company issued 240,500 warrants to Mast Hill and a third party as a finder’s fee (see Note 9). Upon evaluation, the warrants meet the definition of a derivative liability under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 105,500 warrants with an exercise price of $3.20 exercisable until the five-year anniversary of May 23, 2023, which warrant shall be cancelled and extinguished against payment of the May 2023 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 was classified as a derivative liability on May 23, 2023.

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

On December 31, 2023, the estimated fair value of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 as derivative liability was $14,805. The estimated fair value of the warrants was computed as of December 31, 2023 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.48, volatility of 83.96%, risk-free rate of 3.84%, annual dividend yield of 0% and expected life of 4.4 years.

On July 6, 2023, the Company issued 80,163 warrants to Firstfire and a third party as a finder’s fee (see Note 9). Upon evaluation, the warrants meet the definition of a derivative liability under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 35,165 warrants with an exercise price of $3.20 exercisable until the five-year anniversary of July 6, 2023, which warrant shall be cancelled and extinguished against payment of the July 2023 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 44,998 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 was classified as a derivative liability on July 6, 2023.

On July 6, 2023, the estimated fair values of the 44,998 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 issued were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $1.42, volatility of 88.52%, risk-free rate of 4.37%, annual dividend yield of 0% and expected life of 5 years.

On December 31, 2023, the estimated fair value of the 44,998 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 as derivative liability was $5,098. The estimated fair value of the warrants was computed as of December 31, 2023 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.48, volatility of 83.66%, risk-free rate of 3.84%, annual dividend yield of 0% and expected life of 4.5 years.

On October 9, 2023, the Company issued 200,900 warrants to Mast Hill and Firstfire and a third party as a finder’s fee (see Note 9). Upon evaluation, the warrants meet the definition of a derivative liability under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 87,500 warrants with an exercise price of $1.80 exercisable until the five-year anniversary of October 9, 2023, which warrant shall be cancelled and extinguished against payment of the October 2023 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 113,400 warrants with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023 was classified as a derivative liability on October 9, 2023.

On October 9, 2023, the estimated fair values of the 113,400 warrants with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023 issued were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $0.77, volatility of 89.70%, risk-free rate of 4.75%, annual dividend yield of 0% and expected life of 5 years.

On December 31, 2023, the estimated fair value of the 113,400 warrants with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023 as derivative liability was $20,920. The estimated fair value of the warrants was computed as of December 31, 2023 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.48, volatility of 86.33%, risk-free rate of 3.84%, annual dividend yield of 0% and expected life of 4.8 years.

Increases or decreases in fair value of the derivative liability is included as a component of total other (expenses) income in the accompanying consolidated statements of operations and comprehensive loss. The changes to the derivative liability resulted in a decrease of $188,374 in the derivative liability and the corresponding increase in other income as a gain for the year ended December 31, 2023.

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

NOTE 11 – NOTE PAYABLE, NET (continued)

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

The note payable as of December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Principal amount	$5,800,000	$4,800,000
Less: unamortized debt issuance costs	(203,781)	(236,848)
Note payable, net	$5,596,219	$4,563,152

For the year ended December 31, 2023 and 2022, amortization of debt issuance costs related to note payable amounted to $106,557 and $29,606, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying consolidated statements of operations and comprehensive loss. For the year ended December 31, 2023 and 2022, interest expense related to note payable amounted to $606,722 and $176,000, respectively, which have been included in interest expense - other on the accompanying consolidated statements of operations and comprehensive loss.

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

For both the years ended December 31, 2023 and 2022, the related party rental revenue amounted to $50,400 and has been included in rental revenue on the accompanying consolidated statements of operations and comprehensive loss.

At December 31, 2023 and 2022, the related party rent receivable totaled $124,500 and $74,100, respectively, which has been included in rent receivable on the accompanying consolidated balance sheets, and no allowance for doubtful accounts was deemed to be required on the receivable.

Services Provided by Related Party

From time to time, Wilbert Tauzin, a director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $86,528 and $144,064 for the years ended December 31, 2023 and 2022, respectively, which have been included in professional fees on the accompanying consolidated statements of operations and comprehensive loss.

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Beijing Genexosome for a cash payment of $450,000. As of December 31, 2023 and 2022, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables — related parties on the accompanying consolidated balance sheets.

During the period from June 2023 through December 2023, Lab Services MSO paid shared expense on behalf of the Company. As of December 31, 2023, the balance due to Lab Services MSO amounted to $72,746, which has been included in accrued liabilities and other payables — related parties on the accompanying consolidated balance sheets.

As of December 31, 2023 and 2022, $33,712 and $0 of accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, respectively, have been included in accrued liabilities and other payables — related parties on the accompanying consolidated balance sheets.

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

In the years ended December 31, 2023 and 2022, activity recorded for the Line of Credit is summarized in the following table:

Outstanding principal under the Line of Credit at January 1, 2022	$2,750,262
Draw down from Line of Credit	100,000
Repayment of Line of Credit	(410,000)
Settlement of Line of Credit in shares	(2,440,262)
Outstanding principal under the Line of Credit at December 31, 2022	-
Draw down from Line of Credit	850,000
Outstanding principal under the Line of Credit at December 31, 2023	$850,000

For the years ended December 31, 2023 and 2022, the interest expense related to related party borrowings amounted to $33,712 and $79,898, respectively, and has been reflected as interest expense — related party on the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2023 and 2022, the related accrued and unpaid interest for Line of Credit was $33,712 and $0, respectively, and has been included in accrued liabilities and other payables — related parties on the accompanying consolidated balance sheets.

As of December 31, 2023, the Company used approximately $6.8 million of the credit facility and has approximately $13.2 million remaining available under the Line of Credit.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTY TRANSACTIONS (continued)

Membership Interest Purchase Agreement

On November 17, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Wenzhao Lu (the “Purchaser”), the largest shareholder and Chairman of the Board of Directors of the Company, pursuant to which (i) the Purchaser will acquire from the Company 30% of the total outstanding membership interests of Avalon RT 9, a wholly owned subsidiary of the Company for a cash purchase price of $3,000,000 (the “Acquisition”), and (ii) for a period of twelve months following the closing of the Acquisition, the Purchaser shall have the option to purchase from the Company up to an additional 70% of the outstanding membership interests of Avalon RT 9 for a purchase price of up to $7,000,000 (the “Option”), subject to the terms and conditions of a membership interest purchase agreement to be negotiated and entered into between the Purchaser and the Company at such time that the Purchaser desires to exercise the Option The Acquisition was not closed as of December 31, 2023. The Company received $485,714 from Wenzhao Lu as of December 31, 2023 which was recorded as advance from sale of noncontrolling interest – related party on the accompanying consolidated balance sheets.

NOTE 13 – INCOME TAXES

The Company is governed by the Income Tax Law of the PRC and the U.S. Internal Revenue Code of 1986, as amended. Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company has a cumulative deficit from its foreign subsidiary of $3,135,027 as of December 31, 2023, which is included in the consolidated accumulated deficit.

The Company’s loss before income taxes includes the following components:

	Years Ended December 31,
	2023	2022
United States loss before income taxes	$(15,928,780)	$(11,567,154)
China loss before income taxes	(778,230)	(363,693)
Total loss before income taxes	$(16,707,010)	$(11,930,847)

Components of income taxes expense (benefit) consisted of the following:

	Years Ended December 31,
	2023	2022
Current:
U.S. federal	$-	$-
U.S. state and local	-	-
China	-	-
Total current income taxes expense	$-	$-
Deferred:
U.S. federal	$(3,256,007)	$(1,729,700)
U.S. state and local	(1,102,392)	(585,627)
China	(183,443)	209,806
Total deferred income taxes (benefit)	$(4,541,842)	$(2,105,521)
Change in valuation allowance	4,541,842	2,105,521
Total income taxes expense	$-	$-

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES (continued)

The table below summarizes the differences between the U.S. statutory rate and the Company’s effective tax rate for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
U.S. federal rate	21.0%	21.0%
U.S. state rate	6.7%	5.6%
Permanent difference	(0.1)%	(3.8)%
Non-US rate differential	0.2%	0.1%
True ups	(0.6)%	(5.3)%
U.S. valuation allowance	(27.2)%	(17.6)%
Total provision for income taxes	0.0%	0.0%

For the years ended December 31, 2023 and 2022, the Company did not incur any income taxes expense since it did not generate any taxable income in those periods. The Company’s foreign entity did not pay any income taxes during the years ended December 31, 2023 and 2022. The Company’s components of deferred taxes as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets
Stock-based compensation	$3,501,507	$3,499,969
Disallowed business interest deduction	9,476	-
Research and development expense	130,823	137,864
Accrued directors’ compensation	165,490	47,787
Accrued settlement	126,945	126,495
Partnership Investment	2,422,744	-
Lease liability	20,935	1,687
Capital Loss Limitation	149,394	-
Net operating loss carryforward	15,493,570	13,634,920
Total deferred tax assets, gross	22,020,434	17,448,722
Valuation allowance	(21,871,551)	(17,329,708)
Total deferred tax assets, net	$148,884	$119,014
Deferred tax liabilities
Fixed assets and intangible assets book/tax basis difference	(129,636)	(119,014)
Right-of-use assets	(19,248)	-
Total deferred tax liabilities	$(148,884)	$(119,014)
Net deferred tax assets	$-	$-

As of December 31, 2023 and 2022, the Company’s both federal and state net operating loss carryforwards amounted to $52,929,248 and $46,969,776, respectively. As of December 31, 2023, the Company has $48,003,744 of U.S. federal net operating loss carryovers that have no expiration date, and $2,487,555 of the federal net operating loss and state net operating loss carry-forwards begin to expire in 2034.

As of December 31, 2023, the Company had net operating loss carryforwards in China of $2,460,636 that begin to expire in 2024.

Additionally, as of December 31, 2023, $61,847 of the future utilization of the net operating loss carryforward to offset future taxable income is subject to special tax rules which may limit their usage under IRS Section 382 (Change of Ownership) and possibly the Separate Return Limitation Year (“SRLY”) rules.

A full valuation allowance has been provided against the Company’s deferred tax assets at December 31, 2023 as the Company believes it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

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

 The Company has not been audited by any jurisdiction since its inception. The Company is open for audit by the U.S. Internal Revenue Service and U.S. state tax jurisdictions from 2020 to 2023, and open for audit by the Chinese Ministry of Finance from 2019 to 2023.

There were no material uncertain tax positions as of December 31, 2023 and 2022. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense, if any. The Company does not have any significant uncertain tax positions or events leading to uncertainty in a tax position.

NOTE 14 – EQUITY

The Company is authorized to issue an aggregate of 490,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock.

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

As of December 31, 2023 and 2022, 9,000 shares of Series A Preferred Stock were issued and outstanding.

Series B Convertible Preferred Stock

The Company designated up to 15,000 shares of its previously undesignated preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a par value of $0.0001 per share and a stated value equal to $1,000.

On February 9, 2023, the Company issued 11,000 shares of its Series B Convertible Preferred Stock as a part of consideration for the purchase of 40% of equity interest of Lab Services MSO. The Series B Preferred Stock is convertible into shares of the Company’s common stock at a conversion price per share equal to $3.78 or an aggregate of 2,910,053 shares of the Company’s common stock and are subject to a lock-up period and restrictions on sale (See Note — 7 - Investment in Laboratory Services MSO, LLC).

As of December 31, 2023, 11,000 shares of Series B Preferred Stock were issued and outstanding.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – EQUITY (continued)

Common Shares Sold for Cash

On December 13, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its common stock. During the year ended December 31, 2022, Jefferies sold an aggregate of 17,064 shares of common stock at an average price of $7.9 per share to investors and the Company recorded net proceeds of $112,328, net of commission and other offering costs of $23,239. The Open Market Sale AgreementSM was terminated in 2023.

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

In June 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) under which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $3.5 million. During the year ended December 31, 2023, Roth sold an aggregate of 456,627 shares of common stock at an average price of $1.39 per share to investors and the Company recorded net proceeds of $414,396, net of commission and other offering costs of $220,995.

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

During the year ended December 31, 2023, the Company issued a total of 361,331 shares of its common stock for services rendered. These shares were valued at $999,655, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $834,784 for the year ended December 31, 2023 and reduced accrued liabilities of $164,871.

Common Shares Issued as Convertible Note Payable Commitment Fee

During the year ended December 31, 2023, the Company issued a total of 170,000 shares of its common stock as commitment fee for the purchases of convertible note. These shares were valued at $236,400, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded it as debt discount.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – EQUITY (continued)

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at December 31, 2023:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2023	Weighted Average Exercise Price
$0.59 – 2.08	149,000	4.01	$1.72	69,333	$1.88
3.25 – 8.20	307,803	3.04	5.26	307,803	5.26
10.20 – 20.00	396,500	2.04	16.65	396,500	16.65
$0.59 – 20.00	853,303	2.75	$9.94	773,636	$10.80

Stock option activity for the years ended December 31, 2023 and 2022 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2022	772,500	$14.48
Granted	86,000	6.59
Expired	(58,000)	(22.79)
Outstanding at December 31, 2022	800,500	13.03
Granted	186,803	2.35
Expired	(134,000)	(17.86)
Outstanding at December 31, 2023	853,303	$9.94
Options exercisable at December 31, 2023	773,636	$10.80
Options expected to vest	79,667	$1.57

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at December 31, 2023 was $0.

The fair values of options granted during the year ended December 31, 2023 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 79.76% - 96.37%, risk-free rate of 3.58% - 4.76%, annual dividend yield of 0%, and expected life of 3.00 - 5.00 years. The aggregate fair value of the options granted during the year ended December 31, 2023 was $319,380.

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

For the year ended December 31, 2023 and 2022, stock-based compensation expense associated with stock options granted amounted to $284,977 and $358,113, of which, $172,943 and $234,856 was recorded as compensation and related benefits, $106,565 and $84,064 was recorded as professional fees, and $5,469 and $39,193 was recorded as research and development expenses, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – EQUITY (continued)

Options (continued)

A summary of the status of the Company’s nonvested stock options granted as of December 31, 2023 and changes during the years ended December 31, 2023 and 2022 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2022	20,583	$10.39
Granted	86,000	6.59
Vested	(86,583)	(8.03)
Nonvested at December 31, 2022	20,000	4.29
Granted	186,803	2.35
Vested	(127,136)	(3.14)
Nonvested at December 31, 2023	79,667	$1.57

Warrants

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at December 31, 2023:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at December 31, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2023	Weighted Average Exercise Price
$1.80 – 2.50	200,900	4.78	$2.20	113,400	$2.50
3.20 – 4.50	320,663	4.43	3.93	179,998	4.50
12.50	123,964	3.31	12.50	123,964	12.50
$1.80 – 12.50	645,527	4.32	$5.04	417,362	$6.33

Stock warrant activity for the years ended December 31, 2023 and 2022 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2022	-	$-
Issued	123,964	12.50
Outstanding at December 31, 2022	123,964	12.50
Issued	521,563	3.26
Outstanding at December 31, 2023	645,527	$5.04
Warrants exercisable at December 31, 2023	417,362	$6.33
Warrants expected to vest	228,165	$2.66

The aggregate intrinsic value of both stock warrants outstanding and stock warrants exercisable at December 31, 2023 was $0.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – EQUITY (continued)

Warrants (continued)

Warrants Issued in 2022

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

Warrants Issued in May 2023

In connection with the issuance of May 2023 Convertible Note (See Note 9), the Company issued (i) a warrant to purchase 125,000 shares of common stock with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023, and (ii) a warrant to purchase 105,500 shares of common stock with an exercise price of $3.20 exercisable until the five-year anniversary of May 23, 2023, which warrant shall be cancelled and extinguished against payment of the May 2023 Convertible Note, to Mast Hill; and issued a warrant to purchase 10,000 shares of common stock with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 to a third party as a finder’s fee.

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

Warrants Issued in July 2023

In connection with the issuance of July 2023 Convertible Note (See Note 9), the Company issued (i) a warrant to purchase 41,665 shares of common stock with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023, and (ii) a warrant to purchase 35,165 shares of common stock with an exercise price of $3.20 exercisable until the five-year anniversary of July 6, 2023, which warrant shall be cancelled and extinguished against payment of the July 2023 Convertible Note, to Firstfire; and issued a warrant to purchase 3,333 shares of common stock with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 to a third party as a finder’s fee.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – EQUITY (continued)

Warrants (continued)

Warrants Issued in July 2023 (continued)

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

Warrants Issued in October 2023

In connection with the issuance of October 2023 Convertible Note (See Note 9), the Company issued (i) a warrant to purchase 105,000 shares of common stock with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023, (ii) a warrant to purchase 87,500 shares of common stock with an exercise price of $1.80 exercisable until the five-year anniversary of October 9, 2023, which warrant shall be cancelled and extinguished against payment of the October 2023 Convertible Note, to Mast Hill and Firstfire; and issued a warrant to purchase 8,400 shares of common stock with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023 to a third party as a finder’s fee.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and Firstfire and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 87,500 warrants with an exercise price of $1.80 exercisable until the five-year anniversary of October 9, 2023, which warrant shall be cancelled and extinguished against payment of the October 2023 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 113,400 warrants with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023 was classified as a derivative liability on October 9, 2023. The fair values of the 113,400 warrants with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023 issued on October 9, 2023 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $0.77, volatility of 89.70%, risk-free rate of 4.75%, annual dividend yield of 0% and expected life of 5 years.

The warrants with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023 issued to Mast Hill and Firstfire to purchase 105,000 shares of the Company’s common stock were treated as a discount on the convertible note payable and were valued at $39,848 and will be amortized over the term of the October 2023 Convertible Note.

The warrants with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023 issued to a third party as a finder’s fee to purchase 8,400 shares of the Company’s common stock were treated as convertible debt issuance costs and were valued at $3,380 and will be amortized over the term of the October 2023 Convertible Note.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – EQUITY (continued)

Warrants (continued)

Warrants Issued in October 2023 (continued)

A summary of the status of the Company’s nonvested stock warrants issued as of December 31, 2023 and changes during the years ended December 31, 2023 and 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price
Nonvested at January 1, 2022	-	-
Issued	123,964	12.50
Vested	(123,964)	(12.50)
Nonvested at December 31, 2022	-	$-
Issued	521,563	3.26
Vested	(293,398)	(3.73)
Nonvested at December 31, 2023	228,165	$2.66

NOTE 15 – STATUTORY RESERVE AND RESTRICTED NET ASSETS

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

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the years ended December 31, 2023 and 2022 as it incurred net loss in the periods. As of December 31, 2023 and 2022, the restricted amount as determined pursuant to PRC statutory laws totaled $6,578.

Relevant PRC laws and regulations restrict the Company’s PRC subsidiary, Avalon Shanghai, from transferring a portion of its net assets, equivalent to its statutory reserve and its share capital, to the Company’s shareholders in the form of loans, advances or cash dividends. Only PRC entity’s accumulated profit may be distributed as dividend to the Company’s shareholders without the consent of a third party. As of December 31, 2023 and 2022, total restricted net assets amounted to $1,106,578 and $1,006,578, respectively.

NOTE 16 – NONCONTROLLING INTEREST

As of December 31, 2023, Dr. Yu Zhou, former director and former co-chief executive officer of Genexosome, who owns 40% of the equity interests of Genexosome, which is not under the Company’s control. During the years ended December 31, 2023 and 2022, the Company did not allocate any net loss and foreign currency translation adjustment to the noncontrolling interest holder due to its inability to satisfy these deficits.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 –  CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the years ended December 31, 2023 and 2022.

	Years Ended December 31,
Customer	2023	2022
A	30%	31%
B	18%	19%
C	12%	13%

Two customers, of which, one is a related party and the other is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at December 31, 2023, accounted for 80.6% of the Company’s total outstanding rent receivable at December 31, 2023.

Two customers, of which, one is a related party and the other is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at December 31, 2022, accounted for 81.4% of the Company’s total outstanding rent receivable at December 31, 2022.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the years ended December 31, 2023 and 2022.

NOTE 19 – SEGMENT INFORMATION

For the year ended December 31, 2022, the Company operated in two reportable business segments - (1) the real property operating segment, and (2) the medical related consulting services segment. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations.

Due to the winding down of the medical related consulting services segment in 2022, the Company decided to cease all operations of this segment and no longer has any material revenues or expenses in this segment. As a result, commencing from the first quarter of 2023, the Company’s chief operating decision maker no longer reviews medical related consulting services operating results.

On February 9, 2023, the Company purchased 40% of Lab Services MSO. Commencing from the purchase date, February 9, 2023, the Company is active in the management of Lab Services MSO. During the year ended December 31, 2023, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment (which commenced with the purchase date, February 9, 2023) since Lab Services MSO’s operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The Company regularly reviews the operating results and performance of Lab Services MSO, which is the Company’s an equity method investee.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31, 2023
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$1,255,681	$-	$-	$1,255,681
Real property operating expenses	(1,017,493)	-	-	(1,017,493)
Real property operating income	238,188	-	-	238,188
Loss from equity method investment - Lab Services MSO	-	(8,571,647)	-	(8,571,647)
Other operating expenses	(347,356)	-	(7,072,868)	(7,420,224)
Other (expense) income:
Interest expense	(918,885)	-	(432,617)	(1,351,502)
Other income	15	-	398,160	398,175
Net loss	$(1,028,038)	$(8,571,647)	$(7,107,325)	$(16,707,010)

	Year Ended December 31, 2022
	Real Property Operations	Medical Related Consulting Services	Corporate / Other	Total
Real property rental revenue	$1,202,169	$-	$-	$1,202,169
Real property operating expenses	(929,441)	-	-	(929,441)
Real property operating income	272,728	-	-	272,728
Other operating expenses	(352,032)	(404,121)	(8,309,470)	(9,065,623)
Other (expense) income:
Interest expense	-	-	(3,576,333)	(3,576,333)
Other income	15	178,546	259,820	438,381
Net loss	$(79,289)	$(225,575)	$(11,625,983)	$(11,930,847)

Identifiable long-lived tangible assets at December 31, 2023 and 2022	December 31, 2023	December 31, 2022
Real property operations	$7,211,641	$7,367,360
Medical related consulting services	-	408
Corporate/Other	17,846	130,613
Total	$7,229,487	$7,498,381

Identifiable long-lived tangible assets at December 31, 2023 and 2022	December 31, 2023	December 31, 2022
United States	$7,227,533	$7,393,307
China	1,954	105,074
Total	$7,229,487	$7,498,381

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – COMMITMENTS AND CONTINCENGIES

Operating Leases Commitment

The Company is a party to leases for office space. These lease agreements will expire through February 2025. Rent expense under all operating leases amounted to approximately $129,000 and $141,000 for the years ended December 31, 2023 and 2022, respectively.

Supplemental cash flow information related to leases for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$125,929	$150,577
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$235,893	$-

The following table summarizes the lease term and discount rate for the Company’s operating lease as of December 31, 2023:

Operating Lease
Weighted average remaining lease term (in years)	1.08
Weighted average discount rate	11.0%

The following table summarizes the maturity of lease liabilities under operating lease as of December 31, 2023:

For the Year Ending December 31:	Operating Lease
2024	$136,803
2025	4,900
Total lease payments	141,703
Amount of lease payments representing interest	(7,452)
Total present value of operating lease liabilities	$134,251

Current portion	$129,396
Long-term portion	4,855
Total	$134,251

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

In addition, the Company is responsible for contributing registered capital of RMB 5,000,000 (approximately $0.7 million) for working capital purposes as required by local regulation, which is not required to be contributed immediately and will be contributed subject to the Company’s discretion. As of the date hereof, Avactis’ activities have been limited to that of a patent holding company and there is no other activity or planned contributions in 2024.

NOTE 21 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

March 2024 Convertible Note Financing

In March 2024, the Company entered into security purchase agreement with a lender (the “March 2024 Lender”) and closed on the issuance of 13.0% senior secured convertible promissory note in the principal amount of $700,000 (the “March 2024 Note”), as well as the issuance of 105,000 shares of common stock as a commitment fee and warrants for the purchase of up to 252,404 shares of the Company’s common stock. The Company and its subsidiaries have also entered into security agreements, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the March 2024 Note.