Form 10-Q
period 2024-03-31
Avalon GloboCare Corp.
filed 2024-05-31
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 30, 2024, 11,104,534 shares of common stock, $0.0001 par value per share, were outstanding.

AVALON GLOBOCARE CORP.

FORM 10-Q

For the Quarterly Period Ended March 31, 2024

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$305,468	$285,400
Rent receivable	88,139	197,473
Prepaid expense and other current assets	384,210	367,994
Total Current Assets	777,817	850,867

NON-CURRENT ASSETS:
Operating lease right-of-use assets, net	102,535	128,250
Property and equipment, net	35,735	38,083
Investment in real estate, net	7,149,233	7,191,404
Equity method investments, net	12,041,701	12,095,020
Other non-current assets	226,215	278,912
Total Non-current Assets	19,555,419	19,731,669
Total Assets	$20,333,236	$20,582,536

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$1,813,274	$1,804,100
Accrued research and development fees	208,772	208,772
Accrued payroll liability and compensation	575,989	588,722
Accrued litigation settlement	450,000	450,000
Accrued liabilities and other payables	292,988	272,915
Accrued liabilities and other payables - related parties	810,974	206,458
Operating lease obligation	109,732	129,396
Advance from pending sale of noncontrolling interest - related party	1,696,186	485,714
Equity method investment payable	-	666,667
Derivative liability	15,637	24,796
Convertible note payable, net	1,829,782	1,925,146
Total Current Liabilities	7,803,334	6,762,686

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	-	4,855
Note payable, net	5,626,026	5,596,219
Loan payable - related party	850,000	850,000
Total Non-current Liabilities	6,476,026	6,451,074
Total Liabilities	14,279,360	13,213,760

Commitments and Contingencies (Note 15)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 9,000 shares issued and outstanding at March 31, 2024 and December 31, 2023 Liquidation preference $9 million at March 31, 2024	9,000,000	9,000,000
Series B Convertible Preferred Stock, 11,000 shares issued and outstanding at March 31, 2024 and December 31, 2023 Liquidation preference $11 million at March 31, 2024	11,000,000	11,000,000
Common stock, $0.0001 par value; 490,000,000 shares authorized;
11,156,534 shares issued and 11,104,534 shares outstanding at March 31, 2024;
11,051,534 shares issued and 10,999,534 shares outstanding at December 31, 2023	1,116	1,105
Additional paid-in capital	67,940,573	67,885,051
Less: common stock held in treasury, at cost;
52,000 shares at March 31, 2024 and December 31, 2023	(522,500)	(522,500)
Accumulated deficit	(81,137,244)	(79,769,731)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss	(234,647)	(231,727)
Total Avalon GloboCare Corp. stockholders’ equity	6,053,876	7,368,776
Noncontrolling interest	-	-

Total Equity	6,053,876	7,368,776
Total Liabilities and Equity	$20,333,236	$20,582,536

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

REAL PROPERTY RENTAL REVENUE	$314,588	$296,165

REAL PROPERTY OPERATING EXPENSES	263,126	248,445

REAL PROPERTY OPERATING INCOME	51,462	47,720

INCOME (LOSS) FROM EQUITY METHOD INVESTMENT - LAB SERVICES MSO	107,469	(89,091)

OTHER OPERATING EXPENSES:
Advertising and marketing expenses	45,000	691,753
Professional fees	442,335	1,226,239
Compensation and related benefits	353,571	451,555
Other general and administrative expenses	161,087	342,409

Total Other Operating Expenses	1,001,993	2,711,956

LOSS FROM OPERATIONS	(843,062)	(2,753,327)

OTHER (EXPENSE) INCOME
Interest expense - amortization of debt discount and debt issuance cost	(272,196)	(22,205)
Interest expense - other	(236,215)	(132,000)
Interest expense - related party	(10,596)	(2,021)
Change in fair value of derivative liability	31,212	-
Other expense	(36,656)	(10,191)

Total Other Expense, net	(524,451)	(166,417)

LOSS BEFORE INCOME TAXES	(1,367,513)	(2,919,744)

INCOME TAXES	-	-

NET LOSS	$(1,367,513)	$(2,919,744)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(1,367,513)	$(2,919,744)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.12)	$(0.29)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	11,028,380	10,015,637

COMPREHENSIVE LOSS:
NET LOSS	$(1,367,513)	$(2,919,744)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	(2,920)	3,670
COMPREHENSIVE LOSS	(1,370,433)	(2,916,074)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(1,370,433)	$(2,916,074)

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2024

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number of		Number of		Number of		Additional Paid-in	Number of		Accumulated	Statutory	Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2024	9,000	$9,000,000	11,000	$11,000,000	11,051,534	$1,105	$67,885,051	(52,000)	$(522,500)	$(79,769,731)	$6,578	$(231,727)	$-	$7,368,776

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	105,000	11	41,989	-	-	-	-	-	-	42,000

Stock-based compensation	-	-	-	-	-	-	13,533	-	-	-	-	-	-	13,533

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(2,920)	-	(2,920)

Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	-	-	-	(1,367,513)	-	-	-	(1,367,513)

Balance, March 31, 2024	9,000	$9,000,000	11,000	$11,000,000	11,156,534	$1,116	$67,940,573	(52,000)	$(522,500)	$(81,137,244)	$6,578	$(234,647)	$-	$6,053,876

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2023

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number of		Number of		Number of		Additional Paid-in	Number of		Accumulated	Statutory	Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2023	9,000	$9,000,000	-	$-	10,013,576	$1,005	$65,949,723	(52,000)	$(522,500)	$(63,062,721)	$6,578	$(213,137)	$-	$11,158,948

Issuance of Series B Convertible Preferred Stock for equity method investment	-	-	11,000	11,000,000	-	-	-	-	-	-	-	-	-	11,000,000

Issuance of common stock for services	-	-	-	-	202,731	21	463,355	-	-	-	-	-	-	463,376

Stock-based compensation	-	-	-	-	-	-	68,262	-	-	-	-	-	-	68,262

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	3,670	-	3,670

Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	-	-	(2,919,744)	-	-	-	(2,919,744)

Balance, March 31, 2023	9,000	$9,000,000	11,000	$11,000,000	10,216,307	$1,026	$66,481,340	(52,000)	$(522,500)	$(65,982,465)	$6,578	$(209,467)	$-	$19,774,512

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,367,513)	$(2,919,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44,481	61,056
Change in straight-line rent receivable	20,548	13,196
Amortization of operating lease right-of-use asset	29,448	34,888
Stock-based compensation and service expense	45,746	327,190
(Income) loss from equity method investments	(107,469)	98,545
Distribution of earnings from equity method investment	160,788	-
Amortization of debt issuance costs and debt discount	272,196	22,205
Change in fair market value of derivative liability	(31,212)	-
Changes in operating assets and liabilities:
Rent receivable	113,024	4,309
Security deposit	-	409
Deferred leasing costs	8,350	8,350
Prepaid expense and other assets	(3,739)	(87,328)
Accrued liabilities and other payables	(14,758)	634,558
Accrued liabilities and other payables - related parties	(62,151)	2,021
Operating lease obligation	(23,448)	(34,465)

NET CASH USED IN OPERATING ACTIVITIES	(915,709)	(1,834,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(20,185)

NET CASH USED IN INVESTING ACTIVITIES	-	(20,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - related party	-	750,000
Proceeds from issuance of convertible debt and warrants	665,000	-
Payments of convertible debt issuance costs	(72,700)	-
Repayments of convertible debt	(866,000)	-
Advance from sale of noncontrolling interest in subsidiary	1,210,472	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	936,772	750,000

EFFECT OF EXCHANGE RATE ON CASH	(995)	1,116

NET INCREASE (DECREASE) IN CASH	20,068	(1,103,879)

CASH - beginning of period	285,400	1,990,910

CASH - end of period	$305,468	$887,031

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$238,782	$132,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$-	$54,576
Common stock issued for accrued liabilities	$-	$164,871
Reclassification of advances for equity interest purchase to equity method investment	$-	$9,000,000
Series B Convertible Preferred Stock issued related to equity method investment	$-	$11,000,000
Accrued purchase price related to equity method investment	$-	$1,000,000
Warrants issued as convertible note payable finder’s fee	$1,679	$-
Warrants issued with convertible note payable recorded as debt discount	$20,374	$-
Common stock issued as convertible note payable commitment fee	$42,000	$-
Equity method investment payable paid by a related party	$666,667	$-

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Avalon GloboCare Corp. (the “Company” or “ALBT”) is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on July 28, 2014.

The Company is a commercial stage company dedicated to developing and delivering innovative, transformative, precision diagnostics and clinical laboratory services. The Company is working to establish a leading role in the innovation of diagnostic testing, utilizing proprietary technology to deliver precise, genetics-driven results. Through its membership interest in a laboratory, the Company also provides laboratory services, offering a broad portfolio of diagnostic tests, including drug testing, toxicology, and a broad array of test services, from general bloodwork to anatomic pathology, and urine toxicology.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of March 31, 2024, the occupancy rate of the building is 89.4%.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these condensed consolidated financial statements as of March 31, 2024 are as follows:

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on April 15, 2024.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of approximately $7,026,000 at March 31, 2024 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $1,368,000 and $916,000 for the three months ended March 31, 2024, respectively.

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

Significant estimates during the three months ended March 31, 2024 and 2023 include the useful life of investment in real estate and intangible assets, the assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable, and the fair value of the consideration given and assets acquired in the purchase of 40% of Lab Services MSO.

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

Derivative liability. Derivative liability is carried at fair value and measured on an ongoing basis. The table below reflects the activity of derivative liability measured at fair value for the three months ended March 31, 2024:

Significant Unobservable Inputs (Level 3)
Balance of derivative liability as of January 1, 2024	$24,796
Initial fair value of derivative liability attributable to warrants issuance with March 2024 fund raise	22,053
Gain from change in the fair value of derivative liability	(31,212)
Balance of derivative liability as of March 31, 2024	$15,637

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

Cash and Cash Equivalents

At March 31, 2023 and December 31, 2023, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2024		December 31, 2023
United States	$297,232	97.3%	$280,197	98.2%
China	8,236	2.7%	5,203	1.8%
Total cash	$305,468	100.0%	$285,400	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at March 31, 2024 and December 31, 2023.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk and Uncertainties

The Company maintains a portion of its cash on deposits with bank and financial institution within the U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At March 31, 2024, there were no balances in excess of the federally-insured limits.

The Company’s concentrations of credit risk with respect to its rent receivable is limited due to short-term payment terms. The Company also performs ongoing credit evaluations of its tenants to help further reduce credit risk.

Investment in Unconsolidated Company

The Company uses the equity method of accounting for its investment in, and earning or loss of, investees that it does not control but over which it does exert significant influence. The Company applies the equity method by initially recording these investments at cost, as equity method investments, subsequently adjusted for equity in earnings and cash distributions.

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

The Company classifies distributions received from equity method investments using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceeds cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per Share Data (continued)

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended March 31, 2024 and 2023, potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible preferred stock and convertible note (using the if-converted method) and exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	709,303	767,303
Warrants to purchase common stock	908,431	123,964
Series A convertible preferred stock (*)	900,000	900,000
Series B convertible preferred stock (**)	2,910,053	2,910,053
Convertible notes (***)	1,352,000	-
Potentially dilutive securities	6,779,787	4,701,320

(*)	Assumed the Series A convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $10.00 per share.
(**)	Assumed the Series B convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $3.78 per share.
(***)	Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $4.50 and $1.50 and $1.00 per share for the three months ended March 31, 2024.

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

On February 9, 2023, the Company purchased 40% of Lab Services MSO. Commencing from the purchase date, February 9, 2023, the Company is active in the management of Lab Services MSO. During the three months ended March 31, 2024 and 2023, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment (which commenced with the purchase date, February 9, 2023) since Lab Services MSO’s operating results are regularly reviewed by the Company’s chief operating decision maker to determine the resources to be allocated to the segment and assess its performance. The Company regularly reviews the operating results and performance of Lab Services MSO, for which the Company accounts for under the equity method.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements disclosures.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

At March 31, 2024 and December 31, 2023, prepaid expense and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid professional fees	$15,529	$33,062
Prepaid directors and officers’ liability insurance premium	28,521	27,192
Prepaid NASDAQ listing fee	49,125	-
Deferred offering costs	175,136	175,136
Deferred leasing costs	33,402	33,402
Security deposit	17,842	-
Due from broker	74	37,187
Others	64,581	62,015
Total	$384,210	$367,994

NOTE 5 – EQUITY METHOD INVESTMENTS

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

Pursuant to the terms and conditions set forth in the Amended MIPA, the Buyer acquired from the Seller, forty percent (40%) of the issued and outstanding equity interests of Lab Services MSO (the “Purchased Interests”). The consideration paid by Buyer to Seller for the Purchased Interests consisted of $20,666,667, which was comprised of (i) $9,000,000 in cash, (ii) $11,000,000 pursuant to the issuance of 11,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), stated value $1,000 (the “Series B Stated Value”), which approximated the fair value, and (iii) a $666,667 cash payment on February 9, 2024. The Series B Preferred Stock is convertible into shares of the Company’s common stock at a conversion price per share equal to $3.78, which approximated the market price at the date of closing, or an aggregate of 2,910,053 shares of the Company’s common stock, which are subject to a lock-up period and restrictions on sale.

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

Intangible assets consist of the valuation of identifiable intangible assets acquired, representing trade names and customers relationships, which are being amortized on a straight-line method over the estimated useful life of 15 years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. For the three months ended March 31, 2024 and for the period from February 9, 2023 (date of investment) through March 31, 2023, amortization expense of these intangible assets amounted to $166,733 and $135,830, respectively, which was included in income (loss) from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss.

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in the business acquisition of Lab Services MSO incurred on February 9, 2023. Goodwill is not amortized but is tested for impairment at least once annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

For the three months ended March 31, 2024 and for the period from February 9, 2023 (date of investment) through March 31, 2023, the Company’s share of Lab Services MSO’s net income was $274,202 and $46,739, respectively, which was included in income (loss) from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss.

In the three months ended March 31, 2024, activity recorded for the Company’s equity method investment in Lab Services MSO is summarized in the following table:

Equity investment carrying amount at January 1, 2024	$12,095,020
Lab Services MSO’s net income attributable to the Company	274,202
Intangible assets amortization amount	(166,733)
Distribution of earnings from equity investment	(160,788)
Equity investment carrying amount at March 31, 2024	$12,041,701

As of March 31, 2024, the Company’s carrying value of the identified intangible assets and goodwill which are included in the equity investment carrying amount was $9,225,911 and $259,579, respectively. As of December 31, 2023, the Company’s carrying value of the identified intangible assets and goodwill which are included in the equity investment carrying amount was $9,392,644 and $259,579, respectively.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	March 31, 2024	December 31, 2023
Current assets	$5,219,444	$4,930,254
Noncurrent assets	5,323,650	5,228,044
Current liabilities	929,507	828,713
Noncurrent liabilities	4,767,821	4,104,183
Equity	4,845,766	5,225,402

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENTS (continued)

	For the Three Months Ended March 31, 2024	For the Period from February 9, 2023 (Date of Investment) through March 31, 2023
Net revenue	$3,376,372	$2,174,524
Gross profit	1,003,789	776,778
Income from operation	275,026	116,846
Net income	685,504	116,846

NOTE 6 – CONVERTIBLE NOTE PAYABLE

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

May 2023 Convertible Note (continued)

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

For the three months ended March 31, 2024, amortization of debt discount and debt issuance costs and interest expense related to the May 2023 Convertible Note amounted to $131,204 and $29,793, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost and interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

July 2023 Convertible Note (continued)

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

For the three months ended March 31, 2024, amortization of debt discount and debt issuance costs and interest expense related to the July 2023 Convertible Note amounted to $40,848 and $13,001, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost and interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (continued)

October 2023 Convertible Note

On October 9, 2023, the Company entered into securities purchase agreements with Mast Hill and Firstfire for the issuance of 13.0% senior secured promissory notes in the aggregate principal amount of $700,000 (collectively, the “October 2023 Convertible Note,” and, collectively with the May 2023 Convertible Note and the July 2023 Convertible Note, the “2023 Convertible Notes”) convertible into shares of common stock, par value $0.0001 per share, of the Company, as well as the issuance of 70,000 shares of common stock as a commitment fee and warrants for the purchase of 192,500 shares of common stock of the Company. The Company and its subsidiaries have entered into that certain security agreements, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the October 2023 Convertible Note. Principal amount and interest under the October 2023 Convertible Note are convertible into shares of common stock of the Company at a conversion price of $1.50 per share unless the Company fails to make an amortization payment when due, in which case the conversion price shall be the lower of $1.50 or the market price (as defined in the October 2023 Convertible Note) of the shares.

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

For the three months ended March 31, 2024, amortization of debt discount and debt issuance costs and interest expense related to the October 2023 Convertible Note amounted to $56,024 and $22,688, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost and interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (continued)

March 2024 Convertible Note

On March 7, 2024, the Company entered into securities purchase agreements with Mast Hill Fund, L.P. for the issuance of 13.0% senior secured promissory notes in the aggregate principal amount of $700,000 (collectively, the “March 2024 Convertible Note”) convertible into shares of common stock, par value $0.0001 per share, of the Company, as well as the issuance of 105,000 shares of common stock as a commitment fee and warrants for the purchase of 252,404 shares of common stock of the Company. The Company and its subsidiaries have also entered into a security agreement, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the March 2024 Convertible Note. Principal amount and interest under the March 2024 Convertible Note are convertible into shares of common stock of the Company at a conversion price of $1.00 per share unless the Company fails to make an amortization payment when due, in which case the conversion price shall be the lower of $1.00 or the market price (as defined in the March 2024 Convertible Note) of the shares.

Mast Hill acquired the March 2024 Convertible Note with principal amount of $700,000 and paid the purchase price of $665,000 after an original issue discount of $35,000. On March 7, 2024, the Company issued (i) a warrant to purchase 131,250 shares of common stock with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024, (ii) a warrant to purchase 121,154 shares of common stock with an exercise price of $1.30 exercisable until the five-year anniversary of March 7, 2024, which warrant shall be cancelled and extinguished against payment of the March 2024 Convertible Note, and (iii) 105,000 shares of common stock as a commitment fee for the purchase of the March 2024 Convertible Note, which were earned in full as of March 7, 2024. On March 7, 2024, the Company delivered such duly executed March 2024 Convertible Note, warrants and common stock to Mast Hill against delivery of such purchase price.

The Company is obligated to make amortization payments in cash to Mast Hill towards the repayment of the March 2024 Convertible Note, as provided in the following table:

Payment Date:	Payment Amount:
September 7, 2024	$70,000 plus accrued interest through September 7, 2024
October 7, 2024	$70,000 plus accrued interest through October 7, 2024
November 7, 2024	$93,334 plus accrued interest through November 7, 2024
December 7, 2024	$116,667 plus accrued interest through December 7, 2024
January 7, 2025	$116,667 plus accrued interest through January 7, 2025
February 7, 2025	$140,000 plus accrued interest through February 7, 2025
March 7, 2025	The entire remaining outstanding balance of the March 2024 Convertible Note

In connection with the issuance of the March 2024 Convertible Note, the Company incurred debt issuance costs of $74,379 (including the issuance of 10,500 warrants as a finder’s fee) which is capitalized and will be amortized into interest expense over the term of the March 2024 Convertible Note.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee met the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 121,154 warrants with an exercise price of $1.30 exercisable until the five-year anniversary of March 7, 2024, which warrant shall be cancelled and extinguished against payment of the March 2024 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 141,750 warrants with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 was classified as derivative liability on March 7, 2024. The fair values of the 141,750 warrants with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 issued on March 7, 2024 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $0.40, volatility of 85.24%, risk-free rate of 4.07%, annual dividend yield of 0% and expected life of 5 years.

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

March 2024 Convertible Note (continued)

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

The Company recorded a total debt discount of $97,374 related to the original issue discount, common shares issued and warrants issued to Mast Hill, which will be amortized over the term of the March 2024 Convertible Note.

For the three months ended March 31, 2024, amortization of debt discount and debt issuance costs and interest expense related to the March 2024 Convertible Note amounted to $14,313 and $6,233, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost and interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

2023 Convertible Notes and March 2024 Convertible Notes – Events of Default

The 2023 Convertible Notes and the March 2024 Convertible Note contain customary events of default, upon the occurrence of which (after giving effect to the right to cure of the borrower), the notes shall become due and payable and the borrower shall pay to the lender/s an amount equal to the principal amount then outstanding under such notes plus accrued interest (including any Default Interest, as defined in the 2023 Convertible Notes and the March 2024 Convertible Note, respectively), provided, however, that Mast Hill and Firstfire (collectively, the “Convertible Notes Lenders”) may in their sole discretion determine to accept payment part in shares of the Company’s common stock (pursuant to the conversion formula set forth in the 2023 Convertible Notes and the March 2024 Convertible Note) and part in cash.

During the quarter ended March 31, 2024, the Company’s market capitalization fell below $5 million, which constitutes an event of default under the 2023 Convertible Notes and the March 2024 Convertible Note.

Pursuant to Section 3.22 of the 2023 Convertible Notes (and the March 2024 Convertible Note), the Company (as borrower under such notes) has a right to cure such default within ten (10) calendar days (the “Cure Period”) after the earlier of (i) the date the borrower receives notice from the lenders demanding cure of such default, or (ii) the first date that the then Chief Executive Officer, Chief Financial Officer, or Board of Directors of the borrower has actual knowledge of the existence of the default.

The Company did not receive any notice from the Convertible Notes Lenders with respect to the event of default. The Company first had actual knowledge of the existence of the default on April 29, 2024 and received a waiver from the Convertible Notes Lenders, waiving this event of default on May 29, 2024. Although this waiver was not within the Cure Period, the Convertible Notes Lenders provided a full waiver to the event of default prior to the issuance of this report.

On May 23, 2024, the Company received a waiver to the required amortization payment under the May 2023 Convertible Note. Pursuant to the waiver, the Company received an extension until June 10, 2024 to allow time for the payment to be made or to allow the Company to refinance the Convertible Notes.

In addition, the Company failed to file this report in a timely manner during the prescribed period following the Company’s filing of a 12b-25 extension with respect thereto, which would have triggered an event of default under the 2023 Convertible Notes and the March 2024 Convertible Note but for receipt by the Company of the waiver with respect to this event of default from the Convertible Notes Lenders on the original due date of this report (which was reaffirmed by the waiver dated May 29, 2024).

As a result, the 2023 Convertible Notes and the March 2024 Convertible Note are no longer in default as of the date of this report. The events of default described above did not have an accounting impact on the Company’s unaudited financial statements for the quarter ended March 31, 2024 since the events of default were cured either within the Cure Period or prior to the date of this report and no penalties associated with such events of default under the 2023 Convertible Notes and the March 2024 Convertible Note were ever triggered. In addition, the Company is in the process of refinancing the 2023 Convertible Notes and the March 2024 Convertible Note into one new note, which will also remove the $5 million market capitalization covenant so that it is not an event of default in the future.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DERIVATIVE LIABILITY

As stated in Note 6, May 2023 Convertible Note, July 2023 Convertible Note, October 2023 Convertible Note, and March 2024 Convertible Note, the Company determined that the convertible note payable contains an embedded derivative feature in the form of a conversion provision which is adjustable based on future prices of the Company’s common stock. In accordance with ASC 815-10-25, each derivative feature is initially recorded at its fair value using the Black-Scholes option valuation method and then re-value at each reporting date, with changes in the fair value reported in the statements of operations. However, on May 23, 2023, July 6, 2023, October 9, 2023, March 7, 2024, and March 31, 2024, management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero.

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

On March 31, 2024, the estimated fair value of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 as derivative liability was $5,796. The estimated fair value of the warrants was computed as of March 31, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.32, volatility of 81.49%, risk-free rate of 4.21%, annual dividend yield of 0% and expected life of 4.1 years.

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

On March 31, 2024, the estimated fair value of the 44,998 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 as derivative liability was $2,314. The estimated fair value of the warrants was computed as of March 31, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.32, volatility of 84.10%, risk-free rate of 4.21%, annual dividend yield of 0% and expected life of 4.3 years.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DERIVATIVE LIABILITY (continued)

On October 9, 2023, the Company issued 200,900 warrants to Mast Hill and Firstfire and a third party as a finder’s fee (see Note 6). Upon evaluation, the warrants meet the definition of a derivative liability under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 87,500 warrants with an exercise price of $1.80 exercisable until the five-year anniversary of October 9, 2023, which warrant shall be cancelled and extinguished against payment of the October 2023 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 113,400 warrants with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023 was classified as a derivative liability on October 9, 2023.

On March 31, 2024, the estimated fair value of the 113,400 warrants with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023 as derivative liability was $9,422. The estimated fair value of the warrants was computed as of March 31, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.32, volatility of 82.77%, risk-free rate of 4.21%, annual dividend yield of 0% and expected life of 4.5 years.

On March 7, 2024, the Company issued 262,904 warrants to Mast Hill and a third party as a finder’s fee (see Note 6). Upon evaluation, the warrants meet the definition of a derivative liability under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 121,154 warrants with an exercise price of $1.30 exercisable until the five-year anniversary of March 7, 2024, which warrant shall be cancelled and extinguished against payment of the March 2024 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 141,750 warrants with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 was classified as a derivative liability on March 7, 2024.

On March 31, 2024, the estimated fair value of the 141,750 warrants with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 as derivative liability was $14,742. The estimated fair value of the warrants was computed as of March 31, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.32, volatility of 81.89%, risk-free rate of 4.21%, annual dividend yield of 0% and expected life of 4.9 years.

Increases or decreases in fair value of the derivative liability is included as a component of total other (expenses) income in the accompanying condensed consolidated statements of operations and comprehensive loss. The changes to the derivative liability resulted in a decrease of $31,212 in the derivative liability and the corresponding increase in other income as a gain for the three months ended March 31, 2024.

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

The note payable as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Principal amount	$5,800,000	$5,800,000
Less: unamortized debt issuance costs	(173,974)	(203,781)
Note payable, net	$5,626,026	$5,596,219

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – NOTE PAYABLE, NET (continued)

For the three months ended March 31, 2024 and 2023, amortization of debt issuance costs related to note payable amounted to $29,807 and $22,205, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2024 and 2023, interest expense related to note payable amounted to $164,500 and $132,000, respectively, which have been included in interest expense - other on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

For both the three months ended March 31, 2024 and 2023, the related party rental revenue amounted to $12,600 and has been included in rental revenue on the accompanying condensed consolidated statements of operations and comprehensive loss. At March 31, 2024 and December 31, 2023, the related party rent receivable totaled $12,100 and $124,500, respectively, which has been included in rent receivable on the accompanying condensed consolidated balance sheets, and no allowance for doubtful accounts was deemed to be required on the receivable.

Services Provided by Related Party

From time to time, Wilbert Tauzin, a director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $16,731 and $26,457 for the three months ended March 31, 2024 and 2023, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Beijing Genexosome for a cash payment of $450,000. As of March 31, 2024 and December 31, 2023, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

From time to time, Lab Services MSO paid shared expense on behalf of the Company. In addition, Lab Services MSO made a payment of $666,667 for equity method investment payable on behalf of the Company in the first quarter of 2024. As of March 31, 2024 and December 31, 2023, the balance due to Lab Services MSO amounted to $666,666 and $72,746, respectively, which has been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

As of March 31, 2024 and December 31, 2023, $44,308 and $33,712 of accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, respectively, have been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

Borrowing from Related Party

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Borrowing from Related Party (continued)

There was no Line of Credit activity during the three months ended March 31, 2024. As of both March 31, 2024 and December 31, 2023, the outstanding principal balance was $850,000.

For the three months ended March 31, 2024 and 2023, the interest expense related to related party borrowing amounted to $10,596 and $2,021, respectively, and has been reflected as interest expense — related party on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2024 and December 31, 2023, the related accrued and unpaid interest for Line of Credit was $44,308 and $33,712, respectively, and has been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

As of March 31, 2024, the Company has used approximately $6.8 million of the credit facility, and has approximately $13.2 million remaining available under the Line of Credit.

Membership Interest Purchase Agreement

On November 17, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Wenzhao Lu (the “Purchaser”), the largest shareholder and Chairman of the Board of Directors of the Company, pursuant to which (i) the Purchaser will acquire from the Company 30% of the total outstanding membership interests of Avalon RT 9, a wholly owned subsidiary of the Company for a cash purchase price of $3,000,000 (the “Acquisition”), and (ii) for a period of twelve months following the closing of the Acquisition, the Purchaser shall have the option to purchase from the Company up to an additional 70% of the outstanding membership interests of Avalon RT 9 for a purchase price of up to $7,000,000 (the “Option”), subject to the terms and conditions of a membership interest purchase agreement to be negotiated and entered into between the Purchaser and the Company at such time that the Purchaser desires to exercise the Option The Company received $1,696,186 and $485,714 from Wenzhao Lu as of March 31, 2024 and December 31, 2023, respectively, which was recorded as advance from sale of noncontrolling interest – related party on the accompanying condensed consolidated balance sheets. As of the date of this report, the Acquisition has not been consummated and the performance of the Company’s obligations under the Purchase Agreement is subject to the Company obtaining written consent from Mast Hill and Firstfire under the 2023 Convertible Notes, so the consummation of the Acquisition would not constitute an event of default under such notes. In addition, the Company received a waiver from Mast Hill and First Fire on May 29, 2024 stating that the consummation of this transaction in the future will not be considered an event of default under the provisions of the Convertible Notes.

NOTE 10 – EQUITY

Common Shares Issued as Convertible Note Payable Commitment Fee

During the three months ended March 31, 2024, the Company issued a total of 105,000 shares of its common stock as commitment fee for the purchase of March 2024 Convertible Note. These shares were valued at $42,000, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded it as debt discount.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at March 31, 2024:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2024	Weighted Average Exercise Price
$0.48 – 2.08	185,000	3.96	$1.48	88,000	$1.61
3.25 – 8.20	307,803	2.79	5.26	307,803	5.26
10.20 – 19.30	216,500	3.48	13.87	216,500	13.87
$0.48 – 19.30	709,303	3.31	$6.90	612,303	$7.78

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Options (continued)

Stock option activity for the three months ended March 31, 2024 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2024	853,303	$9.94
Granted	36,000	0.48
Expired	(180,000)	(20.00)
Outstanding at March 31, 2024	709,303	$6.90
Options exercisable at March 31, 2024	612,303	$7.78
Options expected to vest	97,000	$1.36

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at March 31, 2024 was $0.

The fair values of options granted during the three months ended March 31, 2024 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 91.17%, risk-free rate of 3.93%, annual dividend yield of 0%, and expected life of 5.00 years. The aggregate fair value of the options granted during the three months ended March 31, 2024 was $12,137.

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

For the three months ended March 31, 2024 and 2023, stock-based compensation expense associated with stock options granted amounted to $13,533 and $68,262, of which, $5,103 and $51,336 was recorded as compensation and related benefits, $8,430 and $11,457 was recorded as professional fees, and $0 and $5,469 was recorded as research and development expenses, respectively.

A summary of the status of the Company’s nonvested stock options granted as of March 31, 2024 and changes during the three months ended March 31, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2024	79,667	$1.57
Granted	36,000	0.48
Vested	(18,667)	(0.59)
Nonvested at March 31, 2024	97,000	$1.36

Warrants

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at March 31, 2024:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2024	Weighted Average Exercise Price
$1.30 – 2.50	463,804	4.76	$1.90	255,150	$2.22
3.20 - 4.50	320,663	4.18	3.93	179,998	4.50
12.50	123,964	3.06	12.50	123,964	12.50
$1.30 – 12.50	908,431	4.32	$4.06	559,112	$5.23

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Warrants (continued)

Stock warrant activity for the three months ended March 31, 2024 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2024	645,527	$5.04
Issued	262,904	1.68
Outstanding at March 31, 2024	908,431	$4.06
Warrants exercisable at March 31, 2024	559,112	$5.23
Warrants expected to vest	349,319	$2.19

The aggregate intrinsic value of both stock warrants outstanding and stock warrants exercisable at March 31, 2024 was $0.

Warrants Issued in March 2024

In connection with the issuance of March 2024 Convertible Note (See Note 6), the Company issued (i) a warrant to purchase 131,250 shares of common stock with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024, (ii) a warrant to purchase 121,154 shares of common stock with an exercise price of $1.30 exercisable until the five-year anniversary of March 7, 2024, which warrant shall be cancelled and extinguished against payment of the March 2024 Convertible Note, to Mast Hill; and issued a warrant to purchase 10,500 shares of common stock with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 to a third party as a finder’s fee.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 121,154 warrants with an exercise price of $1.30 exercisable until the five-year anniversary of March 7, 2024, which warrant shall be cancelled and extinguished against payment of the March 2024 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 141,750 warrants with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 was classified as a derivative liability on March 7, 2024. The fair values of the 141,750 warrants with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 issued on March 7, 2024 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $0.40, volatility of 85.24%, risk-free rate of 4.07%, annual dividend yield of 0% and expected life of 5 years.

The warrants with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 issued to Mast Hill to purchase 131,250 shares of the Company’s common stock were treated as a discount on the convertible note payable and were valued at $20,374 and will be amortized over the term of the March 2024 Convertible Note.

The warrants with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 issued to a third party as a finder’s fee to purchase 10,500 shares of the Company’s common stock were treated as convertible debt issuance costs and were valued at $1,679 and will be amortized over the term of the March 2024 Convertible Note.

A summary of the status of the Company’s nonvested stock warrants issued as of March 31, 2024 and changes during the three months ended March 31, 2024 is presented below:

	Number of Warrants	Weighted Average Exercise Price
Nonvested at January 1, 2024	228,165	$2.66
Issued	262,904	1.68
Vested	(141,750)	(2.00)
Nonvested at March 31, 2024	349,319	$2.19

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

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the three months ended March 31, 2024 as it incurred net loss in the period. As of March 31, 2024 and December 31, 2023, the restricted amount as determined pursuant to PRC statutory laws totaled $6,578.

Relevant PRC laws and regulations restrict the Company’s PRC subsidiary, Avalon Shanghai, from transferring a portion of its net assets, equivalent to its statutory reserve and its share capital, to the Company’s shareholders in the form of loans, advances or cash dividends. Only PRC entity’s accumulated profit may be distributed as dividend to the Company’s shareholders without the consent of a third party. As of both March 31, 2024 and December 31, 2023, total restricted net assets amounted to $1,106,578.

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

NOTE 13 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
Customer	2024	2023
A	28%	31%
B	18%	20%
C	12%	13%

Two customers, which are third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at March 31, 2024, accounted for 72.7% of the Company’s total outstanding rent receivable at March 31, 2024.

Two customers, of which, one is a related party and the other is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at December 31, 2023, accounted for 80.6% of the Company’s total outstanding rent receivable at December 31, 2023.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 - CONCENTRATIONS (continued)

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three months ended March 31, 2024 and 2023.

NOTE 14 – SEGMENT INFORMATION

On February 9, 2023, the Company purchased 40% of Lab Services MSO. Commencing from the purchase date, February 9, 2023, the Company is active in the management of Lab Services MSO. During the three months ended March 31, 2024 and 2023, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment (which commenced with the purchase date, February 9, 2023) since Lab Services MSO’s operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The Company regularly reviews the operating results and performance of Lab Services MSO, which is the Company’s equity method investee. Information with respect to these reportable business segments for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31, 2024
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$314,588	$-	$-	$314,588
Real property operating expenses	(263,126)	-	-	(263,126)
Real property operating income	51,462	-	-	51,462
Income from equity method investment - Lab Services MSO	-	107,469	-	107,469
Other operating expenses	(114,287)	-	(887,706)	(1,001,993)
Other (expense) income:
Interest expense	(194,307)	-	(324,700)	(519,007)
Other income (expense)	4	-	(5,448)	(5,444)
Net (loss) income	$(257,128)	$107,469	$(1,217,854)	$(1,367,513)

	Three Months Ended March 31, 2023
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$296,165	$-	$-	$296,165
Real property operating expenses	(248,445)	-	-	(248,445)
Real property operating income	47,720	-	-	47,720
Loss from equity method investment - Lab Services MSO	-	(89,091)	-	(89,091)
Other operating expenses	(113,711)	-	(2,598,245)	(2,711,956)
Other (expense) income:
Interest expense	-	-	(156,226)	(156,226)
Other income (expense)	4	-	(10,195)	(10,191)
Net loss	$(65,987)	$(89,091)	$(2,764,666)	$(2,919,744)

Identifiable long-lived tangible assets at March 31, 2024 and December 31, 2023	March 31, 2024	December 31, 2023
Real property operations	$7,167,314	$7,211,641
Corporate/Other	17,654	17,846
Total	$7,184,968	$7,229,487

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SEGMENT INFORMATION (continued)

Identifiable long-lived tangible assets at March 31, 2024 and December 31, 2023	March 31, 2024	December 31, 2023
United States	$7,183,206	$7,227,533
China	1,762	1,954
Total	$7,184,968	$7,229,487

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases Commitment

The Company is a party to leases for office space. These lease agreements will expire through February 2025. Rent expense under all operating leases amounted to approximately $32,000 and $33,000 for the three months ended March 31, 2024 and 2023, respectively.

Supplemental cash flow information related to leases for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$26,533	$33,209
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$-	$244,577

The following table summarizes the lease term and discount rate for the Company’s operating lease as of March 31, 2024:

Operating Lease
Weighted average remaining lease term (in years)	0.83
Weighted average discount rate	11.0%

The following table summarizes the maturity of lease liabilities under operating lease as of March 31, 2024:

For the Twelve-month Period Ending March 31:	Operating Lease
2025	$114,035
2026 and thereafter	-
Total lease payments	114,035
Amount of lease payments representing interest	(4,303)
Total present value of operating lease liabilities (current liability)	$109,732

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

In addition, the Company is responsible for contributing registered capital of RMB 5,000,000 (approximately $0.7 million) for working capital purposes as required by local regulation, which is not required to be contributed immediately and will be contributed subject to the Company’s discretion. As of the date hereof, Avactis’ activities have been limited to that of a patent holding company and there is no other activity or planned contributions in the rest of 2024.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the issuance date of these financial statements. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements and would require adjustment or disclosure thereto.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. Accordingly, factors that may affect our results include, but are not limited to:

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

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2024 and 2023 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this report.

Overview

We are a commercial stage company dedicated to developing and delivering innovative, transformative, precision diagnostics and clinical laboratory services. We are working towards establishing a leading role in the innovation of diagnostic testing, utilizing proprietary technology to deliver precise, genetics-driven results. As a first step into the laboratory market, we completed an acquisition of a 40% membership interest in Laboratory Services MSO, LLC (“Lab Services MSO”), which closed in February 2023.

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

We were granted exclusive distributorship rights for the KetoAir from Qi Diagnostics for the following territories: North America, South America, the EU and the UK. For our commercialization strategy, we intend to target the diabetes and obesity markets. On May 31,2024, we plan to formally launch sales of the KetoAir at the 2024 KetoCon Hack Your Health conference in Texas. We plan to sell the product through the KetoAir website and social media. We believe the KetoAir device has some competitive advantages to other methods for measuring ketosis and expect initial sales to occur in the United States.

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

In addition, we own commercial real estate that houses our headquarters in Freehold, New Jersey. We also have income from equity method investment through our forty percent (40%) interest in Lab Services MSO. These condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, we had working capital deficit of approximately $7,026,000 at March 31, 2024 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $1,368,000 and $916,000 for the three months ended March 31, 2024, respectively.

We have a limited operating history and our continued growth is dependent upon the continuation of generating rental revenue from our income-producing real estate property in New Jersey and income from equity method investment through our forty percent (40%) interest in Lab Services MSO and obtaining additional financing to fund future obligations and pay liabilities arising from ordinary course business operations. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in our efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. We plan on raising capital through the sale of equity to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, if any.

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

Significant estimates during the three months ended March 31, 2024 and 2023 include the useful life of investment in real estate and intangible assets, the assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable, and the fair value of the consideration given and assets acquired in the purchase of our equity interest in Lab Services MSO.

Investment in Unconsolidated Company

We use the equity method of accounting for our investment in, and earning or loss of, company that we do not control but over which we do exert significant influence. We apply the equity method by initially recording these investments at cost, as equity method investments, subsequently adjusted for equity in earnings and cash distributions.

We consider whether the fair value of our equity method investment has declined below its carrying value whenever adverse event or change in circumstance indicates that recorded value may not be recoverable. If we consider any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value.

We classify distributions received from equity method investments using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceeds cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

Real Property Rental Revenue

For the three months ended March 31, 2024, we had real property rental revenue of $314,588, as compared to $296,165 for the three months ended March 31, 2023, an increase of $18,423, or 6.2%. The increase was primarily attributable to the increase in the number of tenants occupying the building in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. We expect that our revenue from real property rent will remain at its current level with minimal increase in the near future.

Real Property Operating Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended March 31, 2024, our real property operating expenses amounted to $263,126, as compared to $248,445 for the three months ended March 31, 2023, an increase of $14,681 or 5.9%. The increase was primarily due to an increase in repairs and maintenance fee of approximately $11,000 and an increase in other miscellaneous items of approximately $4,000.

Real Property Operating Income

Our real property operating income for the three months ended March 31, 2024 was $51,462, representing an increase of $3,742 or 7.8%, as compared to $47,720 for the three months ended March 31, 2023. The increase was primarily attributable to the increase in real property rental revenue as described above. We expect our real property operating income will remain at its current level with minimal increase in the near future.

Income (Loss) from Equity Method Investment – Lab Services MSO

For the three months ended March 31, 2024, we had income from our investment in Lab Services MSO of $107,469, which consists of our share of Lab Services MSO’s net income of $274,202 and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $166,733. For the three months ended March 31, 2023, we had loss from our investment in Lab Services MSO of $89,091, which consists of our share of Lab Services MSO’s net income of $46,739 and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $135,830. We purchased 40% of Lab Services MSO on February 9, 2023. In the third quarter of 2023, Lab Services MSO acquired Merlin Technologies, Inc. which is a medical equipment retail company. Lab Services MSO has also opened a new laboratory, Veritas Laboratories LLC (“Veritas”). Veritas is a CLIA-certified and COLA-accredited laboratory located in Scottsdale, Arizona that offers a wide range of high-quality testing, including drug testing, genetic testing, urinary testing and COVID-19 PCR testing. We expect to continue to receive income from our investment in Lab Services MSO in the near future.

Other Operating Expenses

For the three months ended March 31, 2024 and 2023, other operating expenses consisted of the following:

	Three Months Ended March 31,
	2024	2023
Advertising and marketing expenses	$45,000	$691,753
Professional fees	442,335	1,226,239
Compensation and related benefits	353,571	451,555
Research and development	-	92,350
Directors and officers’ liability insurance premium	69,307	103,801
Travel and entertainment	22,323	62,374
Rent and related utilities	15,592	17,288
Other general and administrative	53,865	66,596
	$1,001,993	$2,711,956

●	For the three months ended March 31, 2024, advertising and marketing expenses decreased by $646,753 or 93.5% as compared to the three months ended March 31, 2023. The decrease was primarily due to decreased advertising activities in the three months ended March 31, 2024. We expect that our advertising and marketing expenses will decrease in the near future as we conserve cash.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, valuation service fees and other fees. For the three months ended March 31, 2024, professional fees decreased by $783,904, or 63.9%, as compared to the three months ended March 31, 2023, which was primarily attributable to a decrease in consulting fees of approximately $471,000, mainly due to the decrease in use of consulting service providers related to our acquisition of Lab Services MSO, a decrease in accounting fees of approximately $209,000, mainly due to the decreased accounting services related to our acquisition of Lab Services MSO, and a decrease in legal service fees of approximately $121,000, mainly due to the decreased legal services related to our acquisition of Lab Services MSO, offset by an increase in other miscellaneous items of approximately $17,000. We expect that our professional fees will likely remain at their current level with minimal increase in the near future.

●	For the three months ended March 31, 2024, compensation and related benefits decreased by $97,984, or 21.7%, as compared to the three months ended March 31, 2023. The decrease was primarily attributable to the decreased compensation for two of our named executive officers, David Jin and Meng Li (as described in detail in Item 11 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2024). We expect that our compensation and related benefits will remain in its current level with minimal increase in the near future.

●	For the three months ended March 31, 2024, research and development expenses decreased by $92,350, or 100.0%, as compared to the three months ended March 31, 2023. In the three months ended March 31, 2024, we did not incur any activity with respect to research and development projects as we redirected our funding efforts to our core business strategies discussed above.

●	For the three months ended March 31, 2024, Directors and Officers’ Liability Insurance premium decreased by $34,494, or 33.2%, as compared to the three months ended March 31, 2023. The decrease was mainly due to our switching to a different insurance provider, resulting in a lower premium.

●	For the three months ended March 31, 2024, travel and entertainment expense decreased by $40,051, or 64.2%, as compared to the three months ended March 31, 2023. The decrease was mainly due to decreased business travel activities in the first quarter of 2024.

●	For the three months ended March 31, 2024, rent and related utilities expenses decreased by $1,696, or 9.8%, as compared to the three months ended March 31, 2023. The decrease was attributable to decreased rental rate in the three months ended March 31, 2024.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, office supplies, miscellaneous taxes, and other miscellaneous items. For the three months ended March 31, 2024, other general and administrative expenses decreased by $12,731, or 19.1%, as compared to the three months ended March 31, 2023, reflecting our efforts at stricter controls on corporate expenditures.

Loss from Operations

As a result of the foregoing, for the three months ended March 31, 2024, loss from operations amounted to $843,062, as compared to $2,753,327 for the three months ended March 31, 2023, a decrease of $1,910,265 or 69.4%.

Other (Expense) Income

Other (expense) income mainly includes third party and related party interest expense, change in fair value of derivative liability, and other miscellaneous expense.

Other expense, net, totaled $524,451 for the three months ended March 31, 2024, as compared to $166,417 for the three months ended March 31, 2023, an increase of $358,034, or 215.1%, which was primarily attributable to an increase in third party interest expense of approximately $354,000, mainly driven by the increase in amortization of debt discount and debt issuance cost of approximately $250,000 and the increased interest expense of approximately $104,000 from third party debts in the three months ended March 31, 2024.

Income Taxes

We did not have any income taxes expense for the three months ended March 31, 2024 and 2023 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $1,367,513 for the three months ended March 31, 2024, as compared to $2,919,744 for the three months ended March 31, 2023, a decrease of $1,552,231 or 53.2%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to our common shareholders was $1,367,513 or $0.12 per share (basic and diluted) for the three months ended March 31, 2024, as compared to $2,919,744 or $0.29 per share (basic and diluted) for the three months ended March 31, 2023, a decrease of $1,552,231 or 53.2%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, and Avalon Lab is the U.S. dollar and the functional currency of Avalon Shanghai is the Chinese Renminbi (“RMB”). The financial statement of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rate of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rate for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $2,920 and a foreign currency translation gain of $3,670 for the three months ended March 31, 2024 and 2023, respectively. This non-cash loss/gain had the effect of increasing/decreasing our reported comprehensive loss in each respective period.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $1,370,433 and $2,916,074 for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

We have a limited operating history and our continued growth is dependent upon the continuation of generating rental revenue from our income-producing real estate property in New Jersey and income from equity method investment through our equity interest in Lab Services MSO, as well as obtaining additional financing to fund future obligations and pay liabilities arising from ordinary course business operations. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in our efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. As described below, we have raised additional capital through the sale of equity and debt and we plan to raise additional capital in the future through the sale of equity or debt to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, if at all.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations as they come due and otherwise operate on an ongoing basis. At March 31, 2024 and December 31, 2023, we had cash balance of approximately $305,000 and $285,000, respectively. These funds are kept in financial institutions located as follows:

Country:	March 31, 2024		December 31, 2023
United States	$297,232	97.3%	$280,197	98.2%
China	8,236	2.7%	5,203	1.8%
Total cash	$305,468	100.0%	$285,400	100.0%

The following table sets forth a summary of changes in our working capital deficit from December 31, 2023 to March 31, 2024:

	March 31,	December 31,	Changes in
	2024	2023	Amount	Percentage
Working capital deficit:
Total current assets	$777,817	$850,867	$(73,050)	(8.6)%
Total current liabilities	7,803,334	6,762,686	1,040,648	15.4%
Working capital deficit	$(7,025,517)	$(5,911,819)	$(1,113,698)	18.8%

Our working capital deficit increased by $1,113,698 to $7,025,517 at March 31, 2024 from $5,911,819 at December 31, 2023. The increase in working capital deficit was primarily attributable to a decrease in rent receivable of approximately $109,000 driven by collection efforts in the three months ended March 31, 2024, an increase in accrued liabilities and other payables – related parties of approximately $605,000 mainly due to our equity method investment payable paid by a related party on our behalf, and a significant increase in advance from sale of noncontrolling interest – related party of approximately $1,210,000 resulting from advance received in connection with the membership interest purchase agreement entered into in November 2023 in the three months ended March 31, 2024, offset by a decrease in equity method investment payable of approximately $667,000 resulting from payment made by a related party on our behalf in the first quarter of 2024, and a decrease in convertible note payable, net, of approximately $95,000 mainly due to the repayments made to lenders of $866,000, which was partially offset by the issuance of the March 2024 Convertible Note with principal of $700,000 in the first quarter of 2024 (as described below).

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flows for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following summarizes the key components of our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(915,709)	$(1,834,810)
Net cash used in investing activities	-	(20,185)
Net cash provided by financing activities	936,772	750,000
Effect of exchange rate on cash	(995)	1,116
Net increase (decrease) in cash	$20,068	$(1,103,879)

Net cash flow used in operating activities for the three months ended March 31, 2024 was $915,709, which primarily reflected our consolidated net loss of approximately $1,368,000, and the non-cash items adjustment, primarily consisting of income from equity method investment of approximately $107,000, offset by distribution of earnings from equity method investment of approximately $161,000, and amortization of debt issuance costs and debt discount of approximately $272,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in rent receivable of approximately $113,000 driven by our collection efforts.

Net cash flow used in operating activities for the three months ended March 31, 2023 was $1,834,810, which primarily reflected our consolidated net loss of approximately $2,920,000, and the changes in operating assets and liabilities, primarily consisting of an increase in prepaid expense and other assets of approximately $87,000, offset by an increase in accrued liabilities and other payables of approximately $635,000 which was primarily attributable to an increase in accrued professional fees of approximately $414,000 resulting from the increase in professional service related to our acquisition of Lab Services MSO and an increase in accrued research and development fees of approximately $62,000 and an increase in other payables of approximately $159,000, and the non-cash items adjustment primarily consisting of depreciation of approximately $61,000, stock-based compensation and service expense of approximately $327,000, and loss from equity method investments of approximately $99,000.

We expect our cash used in operating activities to increase due to the following:

●	the development and commercialization of new products;

●	an increase in professional staff and services; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

There was no investing activity during the three months ended March 31, 2024.

Net cash flow used in investing activities was $20,185 for the three months ended March 31, 2023. During the three months ended March 31, 2023, we made payment for purchase of property and equipment of approximately $20,000.

Net cash flow provided by financing activities was $936,772 for the three months ended March 31, 2024 as compared to $750,000 for the three months ended March 31, 2023. During the three months ended March 31, 2024, we received net proceeds from issuance of convertible debt and warrants of approximately $592,000 (net of original issue discount of $35,000 and cash paid for convertible note issuance costs of approximately $73,000), and advance from sale of noncontrolling interest in subsidiary of approximately $1,210,000, offset by repayments made for convertible debt of $866,000. During the three months ended March 31, 2023, we received proceeds from related party borrowings of $750,000.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance our current business;

●	the use of capital for acquisitions and the development of business opportunities; and

●	the cost of being a public company.

August 2019 Credit Facility

In the third quarter of 2019, we entered a $20 million credit facility (Line of Credit) provided by our Chairman, Wenzhao Lu. The unsecured credit facility bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. As of March 31, 2024, we have used approximately $6.8 million of the credit facility and have approximately $13.2 million remaining available under the Line Credit.

ATM

In June 2023, we entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) under which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $3.5 million. From July 1, 2023 to May 15, 2024, Roth has sold an aggregate of 456,627 shares of our common stock at an average price of $1.39 per share to investors. We received net cash proceeds of $616,259, net of cash paid for sales agent’s commission and other fees of $19,132.

March 2024 Convertible Note Financing

In March 2024, we entered into a security purchase agreement with a lender (the “March 2024 Lender”) and closed on the issuance of a 13.0% senior secured convertible promissory note in the principal amount of $700,000 (the “March 2024 Convertible Note”), as well as the issuance of 105,000 shares of common stock as a commitment fee and warrants for the purchase of up to 252,404 shares of our common stock. We and our subsidiaries also entered into security agreements in connection with the March 2024 Convertible Note, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of our obligations under the March 2024 Convertible Note.

2023 Convertible Notes and March 2024 Convertible Notes – Events of Default

In addition to the March 2024 Convertible Note, as of the date of this report, we have outstanding the May 2023 Convertible Note with Mast Hill, the July 2023 Convertible Note with Firstfire and the October 2023 Convertible Note with Mast Hill and Firstfire (collectively, the “2023 Notes Lenders”), each as defined and further discussed in Item 1 of this report under “Note 6. Convertible Note Payable” (collectively, the “2023 Convertible Notes”). The 2023 Convertible Notes and the March 2024 Convertible Note contain customary events of default, upon the occurrence of which (after giving effect to the right to cure of the borrower), the notes shall become due and payable and the borrower shall pay to the lender/s an amount equal to the principal amount then outstanding under such notes plus accrued interest (including any Default Interest, as defined in the 2023 Convertible Notes and the March 2024 Convertible Note, respectively), provided, however, that the 2023 Notes Lenders and the March 2024 Lender may in their sole discretion determine to accept payment part in shares of the Company’s common stock (pursuant to the conversion formula set forth in the 2023 Convertible Notes and the March 2024 Convertible Note) and part in cash.

During the quarter ended March 31, 2024, the Company’s market capitalization fell below $5 million, which constitutes an event of default under the 2023 Convertible Notes and the March 2024 Convertible Note.

Pursuant to Section 3.22 of the 2023 Convertible Notes (and the March 2024 Convertible Note), the Company (as borrower under such notes) has a right to cure such default within ten (10) calendar days (the “Cure Period”) after the earlier of (i) the date the borrower receives notice from the lenders demanding cure of such default, or (ii) the first date that the then Chief Executive Officer, Chief Financial Officer, or Board of Directors of the borrower has actual knowledge of the existence of the default.

The Company did not receive any notice from the 2023 Notes Lenders or the March 2024 Lender with respect to the event of default. The Company first had actual knowledge of the existence of the default on April 29, 2024 and received a waiver from the 2023 Notes Lenders and the March 2024 Lender, waiving this event of default on May 29, 2024. Although this waiver was not within the Cure Period, the lenders provided a full waiver to the event of default prior to the issuance of this report.

In addition, the Company failed to file this report in a timely manner during the prescribed period following the Company’s filing of a 12b-25 extension with respect thereto, which would have triggered an event of default under the 2023 Convertible Notes and the March 2024 Convertible Note but for receipt by the Company of the waiver with respect to this event of default from the 2023 Notes Lenders and the March 2024 Lender on the original due date of this report (which waiver was reaffirmed on May 29, 2024).

Furthermore, on May 23, 2024, the Company received a waiver to the required amortization payment under the May 2023 Convertible Note. Pursuant to the waiver, the Company received an extension until June 10, 2024 to allow time for the payment to be made or to allow the Company to refinance the Convertible Notes.

As a result, the 2023 Convertible Notes and the March 2024 Convertible Note are no longer in default as of the date of this report. The events of default described above did not have an accounting impact on the Company’s unaudited financial statements for the quarter ended March 31, 2024 since the events of default were either cured within the Cure Period or prior to the date of this report and no penalties associated with such events of default under the 2023 Convertible Notes and March 2024 Convertible Notes were ever triggered.

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

Foreign Currency Exchange Rate Risk

We ceased all operations in China in 2022, with the exception of a small administrative office. We do not expect nor do we plan that there will be further revenue generated from PRC operations in the foreseeable future. Thus, exchange rate fluctuations between the RMB and the US dollar do not have a material effect on us. For the three months ended March 31, 2024 and 2023, we had an unrealized foreign currency translation loss of approximately $3,000 and an unrealized foreign currency translation gain of approximately $4,000, respectively, because of changes in the exchange rate.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses that were previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 15, 2024, that have not yet been remediated, and our lack of the controls needed to monitor our continuous compliance with contracts, including debt agreements. Management’s plan to remediate these material weaknesses is described in detail in such Annual Report on Form 10-K for the year ended December 31, 2023.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 15, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 15, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 105,000 shares of our common stock as a commitment fee and warrants for the purchase of up to 252,404 shares of our common stock in connection with the issuance of the March 2024 Note to the March 2024 Lender.

In March 2024, we issued a five-year warrant to purchase 10,500 shares of our common stock with an exercise price of $2.00 as a finder’s fee in connection with our note offering in March 2024.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As outlined fully in Part I, Item 1, Note 6 above, the Company defaulted on the Senior Secured Convertible Notes with Mast Hill and First Fire.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) 2023 Convertible Notes and March 2024 Convertible Notes – Events of Default.

As of the date of this report, we have outstanding the 2023 Convertible Notes with the 2023 Notes Lenders and the March 2024 Convertible Note with the March 2024 Lender, each as further discussed in Item 1 of this report under “Note 6. Convertible Note Payable.” The 2023 Convertible Notes and the March 2024 Convertible Note contain customary events of default, upon the occurrence of which (after giving effect to the right to cure of the borrower), the notes shall become due and payable and the borrower shall pay to the lender/s an amount equal to the principal amount then outstanding under the 2023 Convertible Notes and the March 2024 Convertible Note plus accrued interest (including any Default Interest, as defined in the 2023 Convertible Notes and the March 2024 Convertible Note, respectively), provided, however, that the 2023 Notes Lenders and the March 2024 Lender may in their sole discretion determine to accept payment part in shares of the Company’s common stock (pursuant to the conversion formula set forth in the 2023 Convertible Notes and the March 2024 Convertible Note) and part in cash.

During the quarter ended March 31, 2024, the Company’s market capitalization fell below $5 million, which constitutes an event of default under the 2023 Convertible Notes and the March 2024 Convertible Note.

Pursuant to Section 3.22 of the 2023 Convertible Notes (and the March 2024 Convertible Note), the Company (as borrower under such notes) has a right to cure such default within ten (10) calendar days (the “Cure Period”) after the earlier of (i) the date the borrower receives notice from the lenders demanding cure of such default, or (ii) the first date that the then Chief Executive Officer, Chief Financial Officer, or Board of Directors of the borrower has actual knowledge of the existence of the default.

The Company did not receive any notice from the 2023 Notes Lenders or the March 2024 Lender with respect to the event of default. The Company first had actual knowledge of the existence of the default on April 29, 2024 and received a waiver from the 2023 Notes Lenders and the March 2024 Lender, waiving this event of default on May 29, 2024. Although this waiver was not within the Cure Period, the lenders provided a full waiver to the event of default prior to the issuance of this report.

In addition, the Company failed to file this report in a timely manner during the prescribed period following the Company’s filing of a 12b-25 extension with respect thereto, which would have triggered an event of default under the 2023 Convertible Notes and the March 2024 Convertible Note but for receipt by the Company of the waiver with respect to this event of default from the 2023 Notes Lenders and the March 2024 Lender on the original due date of this report (which waiver was reaffirmed on May 29, 2024).

Furthermore, on May 23, 2024, the Company received a waiver to the required amortization payment under the May 2023 Convertible Note. Pursuant to the waiver, the Company received an extension until June 10, 2024 to allow time for the payment to be made or to allow the Company to refinance the Convertible Notes.

As a result, the 2023 Convertible Notes and the March 2024 Convertible Note are no longer in default as of the date of this report. The events of default described above did not have an accounting impact on the Company’s unaudited financial statements for the quarter ended March 31, 2024 since the events of default were either cured within the Cure Period or prior to the date of this report and no penalties associated with such events of default under the 2023 Convertible Notes and March 2024 Convertible Notes were ever triggered.

(b) None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non- Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2024 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the exhibit index included herewith and are incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Mortgage and Security Agreement, dated March 27, 2024, between Avalon GloboCare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2024).
10.2	Mortgage and Security Agreement, dated March 27, 2024, between Avalon GloboCare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2024).
10.3	Security Purchase Agreement, dated March 7, 2024, between Avalon GloboCare Corp. and Mast Hill Fund, LP.*
10.4	Senior Secured Convertible Promissory Note, dated March 7, 2024, between Avalon GloboCare Corp. and Mast Hill Fund, LP.*
10.5	Security Agreement, dated March 7, 2024, between Avalon GloboCare Corp. and Mast Hill Fund, LP.*
10.6	Warrant, dated March 7, 2024, between Avalon GloboCare Corp. and Mast Hill Fund, LP.*
* 31.1	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
** 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
** 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.

	By:	/s/ David K. Jin
Dated: May 30, 2024	Name:	David K. Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Ingargiola
Dated: May 30, 2024	Name:	Luisa Ingargiola
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)