Form 10-Q
period 2024-06-30
Avalon GloboCare Corp.
filed 2024-08-19
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 19, 2024, 15,984,185 shares of common stock, $0.0001 par value per share, were outstanding.

AVALON GLOBOCARE CORP.

FORM 10-Q

For the Quarterly Period Ended June 30, 2024

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$200,572	$285,400
Rent receivable	89,441	197,473
Prepaid expense and other current assets	422,868	367,994

Total Current Assets	712,881	850,867

NON-CURRENT ASSETS:
Operating lease right-of-use assets, net	67,373	128,250
Property and equipment, net	33,418	38,083
Investment in real estate, net	7,107,062	7,191,404
Equity method investments, net	11,399,899	12,095,020
Other non-current assets	195,339	278,912

Total Non-current Assets	18,803,091	19,731,669

Total Assets	$19,515,972	$20,582,536

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$1,626,863	$1,804,100
Accrued research and development fees	208,772	208,772
Accrued payroll liability and compensation	611,440	588,722
Accrued litigation settlement	424,450	450,000
Accrued liabilities and other payables	450,167	272,915
Accrued liabilities and other payables - related parties	721,570	206,458
Operating lease obligation	85,373	129,396
Advance from pending sale of noncontrolling interest - related party	2,486,241	485,714
Equity method investment payable	-	666,667
Derivative liability	292,715	24,796
Convertible note payable, net	1,685,595	1,925,146

Total Current Liabilities	8,593,186	6,762,686

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	-	4,855
Note payable, net	5,655,833	5,596,219
Loan payable - related party	850,000	850,000

Total Non-current Liabilities	6,505,833	6,451,074

Total Liabilities	15,099,019	13,213,760

Commitments and Contingencies (Note 15)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 9,000 shares issued and outstanding at June 30, 2024 and December 31, 2023 Liquidation preference $9 million at June 30, 2024	9,000,000	9,000,000
Series B Convertible Preferred Stock, 11,000 shares issued and outstanding at June 30, 2024 and December 31, 2023 Liquidation preference $11 million at June 30, 2024	11,000,000	11,000,000
Common stock, $0.0001 par value; 490,000,000 shares authorized;
11,558,534 shares issued and 11,506,534 shares outstanding at June 30, 2024;
11,051,534 shares issued and 10,999,534 shares outstanding at December 31, 2023	1,156	1,105
Additional paid-in capital	68,432,930	67,885,051
Less: common stock held in treasury, at cost;
52,000 shares at June 30, 2024 and December 31, 2023	(522,500)	(522,500)
Accumulated deficit	(83,269,270)	(79,769,731)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss	(231,941)	(231,727)
Total Avalon GloboCare Corp. stockholders’ equity	4,416,953	7,368,776
Noncontrolling interest	-	-

Total Equity	4,416,953	7,368,776

Total Liabilities and Equity	$19,515,972	$20,582,536

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

REAL PROPERTY RENTAL REVENUE	$327,887	$306,905	$642,475	$603,070

REAL PROPERTY OPERATING EXPENSES	285,488	245,403	548,614	493,848

REAL PROPERTY OPERATING INCOME	42,399	61,502	93,861	109,222

(LOSS) INCOME FROM EQUITY METHOD INVESTMENT - LAB SERVICES MSO	(329,337)	104,651	(221,868)	15,560

OTHER OPERATING EXPENSES:
Advertising and marketing expenses	62,660	505,217	107,660	1,196,970
Professional fees	444,458	998,512	886,793	2,224,751
Compensation and related benefits	357,233	454,123	710,804	905,678
Other general and administrative expenses	353,074	276,669	514,161	619,078

Total Other Operating Expenses	1,217,425	2,234,521	2,219,418	4,946,477

LOSS FROM OPERATIONS	(1,504,363)	(2,068,368)	(2,347,425)	(4,821,695)

OTHER (EXPENSE) INCOME
Interest expense - amortization of debt discount and debt issuance costs	(564,426)	(69,453)	(836,622)	(91,658)
Interest expense - other	(232,839)	(166,558)	(469,054)	(298,558)
Interest expense - related party	(10,596)	(10,267)	(21,192)	(12,288)
Change in fair value of derivative liability	180,337	41,721	211,549	41,721
Impairment of equity method investment - Epicon	-	(464,406)	-	(464,406)
Other expense	(139)	(9,726)	(36,795)	(19,917)

Total Other Expense, net	(627,663)	(678,689)	(1,152,114)	(845,106)

LOSS BEFORE INCOME TAXES	(2,132,026)	(2,747,057)	(3,499,539)	(5,666,801)

INCOME TAXES	-	-	-	-

NET LOSS	$(2,132,026)	$(2,747,057)	$(3,499,539)	$(5,666,801)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,132,026)	$(2,747,057)	$(3,499,539)	$(5,666,801)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.19)	$(0.27)	$(0.31)	$(0.56)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	11,219,391	10,248,193	11,123,886	10,157,419

COMPREHENSIVE LOSS:
NET LOSS	$(2,132,026)	$(2,747,057)	$(3,499,539)	$(5,666,801)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	2,706	(11,011)	(214)	(7,341)
COMPREHENSIVE LOSS	(2,129,320)	(2,758,068)	(3,499,753)	(5,674,142)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,129,320)	$(2,758,068)	$(3,499,753)	$(5,674,142)

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2024

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number of		Number of		Number of		Additional Paid-in	Number of		Accumulated	Statutory	Other Comprehensive	Non- controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2024	9,000	$9,000,000	11,000	$11,000,000	11,051,534	$1,105	$67,885,051	(52,000)	$(522,500)	$(79,769,731)	$6,578	$(231,727)	$-	$7,368,776

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	105,000	11	41,989	-	-	-	-	-	-	42,000

Stock-based compensation	-	-	-	-	-	-	13,533	-	-	-	-	-	-	13,533

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(2,920)	-	(2,920)

Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	-	-	-	(1,367,513)	-	-	-	(1,367,513)

Balance, March 31, 2024	9,000	9,000,000	11,000	11,000,000	11,156,534	1,116	67,940,573	(52,000)	(522,500)	(81,137,244)	6,578	(234,647)	-	6,053,876

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	402,000	40	278,506	-	-	-	-	-	-	278,546

Stock-based compensation	-	-	-	-	-	-	12,256	-	-	-	-	-	-	12,256

Beneficial conversion feature related to convertible note payable	-	-	-	-	-	-	201,595	-	-	-	-	-	-	201,595

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	2,706	-	2,706

Net loss for the three months ended June 30, 2024	-	-	-	-	-	-	-	-	-	(2,132,026)	-	-	-	(2,132,026)

Balance, June 30, 2024	9,000	$9,000,000	11,000	$11,000,000	11,558,534	$1,156	$68,432,930	(52,000)	$(522,500)	$(83,269,270)	$6,578	$(231,941)	$-	$4,416,953

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2023

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number of		Number of		Number of		Additional Paid-in	Number of		Accumulated	Statutory	Other Comprehensive	Non- controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2023	9,000	$9,000,000	-	$-	10,013,576	$1,005	$65,949,723	(52,000)	$(522,500)	$(63,062,721)	$6,578	$(213,137)	$-	$11,158,948

Issuance of Series B Convertible Preferred Stock for equity method investment	-	-	11,000	11,000,000	-	-	-	-	-	-	-	-	-	11,000,000

Issuance of common stock for services	-	-	-	-	202,731	21	463,355	-	-	-	-	-	-	463,376

Stock-based compensation	-	-	-	-	-	-	68,262	-	-	-	-	-	-	68,262

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	3,670	-	3,670

Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	-	-	(2,919,744)	-	-	-	(2,919,744)

Balance, March 31, 2023	9,000	9,000,000	11,000	11,000,000	10,216,307	1,026	66,481,340	(52,000)	(522,500)	(65,982,465)	6,578	(209,467)	-	19,774,512

To correct shares issued for adjustments for 1:10 reverse split	-	-	-	-	50,000	1	(1)	-	-	-	-	-	-	-

Issuance of common stock for services	-	-	-	-	158,600	16	536,264	-	-	-	-	-	-	536,280

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	75,000	7	146,993	-	-	-	-	-	-	147,000

Stock-based compensation	-	-	-	-	-	-	112,015	-	-	-	-	-	-	112,015

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(11,011)	-	(11,011)

Net loss for the three months ended June 30, 2023	-	-	-	-	-	-	-	-	-	(2,747,057)	-	-	-	(2,747,057)

Balance, June 30, 2023	9,000	$9,000,000	11,000	$11,000,000	10,499,907	$1,050	$67,276,611	(52,000)	$(522,500)	$(68,729,522)	$6,578	$(220,478)	$-	$17,811,739

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,499,539)	$(5,666,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88,959	123,298
Change in straight-line rent receivable	41,257	26,434
Amortization of operating lease right-of-use asset	59,565	62,169
Stock-based compensation and service expense	150,214	867,312
Loss from equity method investments	221,868	3,004
Distribution of earnings from equity method investment	473,253	-
Impairment of equity method investment	-	464,406
Amortization of debt issuance costs and debt discount	836,622	91,658
Change in fair market value of derivative liability	(211,549)	(41,721)
Changes in operating assets and liabilities:
Rent receivable	112,937	5,512
Security deposit	-	404
Deferred leasing costs	16,701	16,701
Prepaid expense and other assets	(37,839)	(37,533)
Accrued liabilities and other payables	(150,945)	(230,551)
Accrued liabilities and other payables - related parties	(51,555)	17,701
Operating lease obligation	(47,565)	(61,752)

NET CASH USED IN OPERATING ACTIVITIES	(1,997,616)	(4,359,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(22,201)
Payment for equity interest purchase	(100,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(100,000)	(22,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - related party	-	850,000
Proceeds from issuance of convertible debts and warrants	3,367,750	1,425,000
Payments of convertible debts issuance costs	(257,700)	(164,000)
Repayments of convertible debts	(3,100,000)	-
Proceeds from issuance of balloon promissory note	-	1,000,000
Payments of balloon promissory note issuance costs	-	(64,436)
Advance from pending sale of noncontrolling interest in subsidiary	2,000,527	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,010,577	3,046,564

EFFECT OF EXCHANGE RATE ON CASH	2,211	(2,323)

NET DECREASE IN CASH	(84,828)	(1,337,719)

CASH - beginning of period	285,400	1,990,910

CASH - end of period	$200,572	$653,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$497,736	$266,889

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$-	$177,750
Common stock issued for accrued liabilities	$-	$164,871
Reclassification of advances for equity interest purchase to equity method investment	$-	$9,000,000
Series B Convertible Preferred Stock issued related to equity method investment	$-	$11,000,000
Accrued purchase price related to equity method investment	$-	$1,000,000
Warrants issued as convertible notes payable finder’s fee	$40,900	$11,162
Warrants issued with convertible notes payable recorded as debt discount	$438,568	$127,654
Common stock issued as convertible notes payable commitment fee	$320,546	$147,000
Beneficial conversion feature related to convertible note payable	$201,595	$-
Convertible debts issuance costs in accrued liabilities	$25,000	$-
Deferred financing costs in accrued liabilities	$-	$51,363
Equity method investment payable paid by a related party	$566,667	$-

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Avalon GloboCare Corp. (the “Company” or “ALBT”) was incorporated under the laws of the State of Delaware on July 28, 2014.

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

On May 18, 2015, Avalon Healthcare System, Inc. (“AHS”) was incorporated under the laws of the State of Delaware. AHS owns 100% of the capital stock of Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”), which is a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China (“PRC”). Avalon Shanghai was incorporated on April 29, 2016, and was engaged in medical related consulting services for customers. Due to the winding down of the medical related consulting services in 2022, the Company decided to cease all operations of Avalon Shanghai and no longer has any material revenues or expenses in Avalon Shanghai. As a result, Avalon Shanghai is no longer an operating entity.

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of June 30, 2024, the occupancy rate of the building is 89.4%.

On July 18, 2018, the Company formed a wholly owned subsidiary, Avactis Biosciences Inc. (“Avactis”), a Nevada corporation, which is a patent holding company. Commencing on April 6, 2022, the Company owns 60% of Avactis and Arbele Biotherapeutics Limited (“Arbele Biotherapeutics”) owns 40% of Avactis. Avactis owns 100% of the capital stock of Avactis Nanjing Biosciences Ltd., a company incorporated in the PRC on May 8, 2020 (“Avactis Nanjing”), which only owns a patent and is not considered an operating entity. Currently, Avactis and Avactis Nanjing are dormant and are in process of being dissolved.

On October 14, 2022, the Company formed a wholly owned subsidiary, Avalon Laboratory Services, Inc. (“Avalon Lab”), a Delaware company. On February 9, 2023, Avalon Lab purchased 40% of the issued and outstanding equity interests of Laboratory Services MSO, LLC, a private limited company formed under the laws of the State of Delaware on September 6, 2019 (“Lab Services MSO”), and its subsidiaries. Lab Services MSO, through its subsidiaries, is engaged in providing laboratory testing services.

On May 1, 2024, the Company formed a wholly owned subsidiary, Q&A Distribution LLC (“Q&A Distribution”), a Texas company.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these condensed consolidated financial statements as of June 30, 2024 are as follows:

Name of Subsidiary	Place and Date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by ALBT	Holding company for payroll and other expenses

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by ALBT	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Is not considered an operating entity

Genexosome Technologies Inc. (“Genexosome”)	Nevada July 31, 2017	60% held by ALBT	No current activities to report, dormant

Avactis Biosciences Inc. (“Avactis”)	Nevada July 18, 2018	60% held by ALBT	Dormant, is in process of being dissolved

Avactis Nanjing Biosciences Ltd. (“Avactis Nanjing”)	PRC May 8, 2020	100% held by Avactis	Dormant, is in process of being dissolved

Avalon Laboratory Services, Inc. (“Avalon Lab”)	Delaware October 14, 2022	100% held by ALBT	Laboratory holding company with a 40% membership interest in Lab Services MSO

Q&A Distribution LLC (“Q&A Distribution”)	Texas May 1, 2024	100% held by ALBT	Distributes KetoAir device

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN CONDITION

Basis of Presentation

These interim condensed consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a working capital deficit of approximately $7,880,000 at June 30, 2024 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $3,500,000 and $1,998,000 for the six months ended June 30, 2024, respectively.

The Company has a limited operating history and its continued growth is dependent upon the continuation of generating rental revenue from its income-producing real estate property in New Jersey and income from equity method investment through its 40% interest in Lab Services MSO and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this Quarterly Report on Form 10-Q. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans to raise capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Significant estimates during the three and six months ended June 30, 2024 and 2023 include the useful life of investment in real estate and intangible assets, the assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the assumptions used to determine fair value of warrants, beneficial conversion feature and embedded conversion features of convertible note payable, and the fair value of the consideration given and assets acquired in the purchase of 40% of Lab Services MSO.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements

The Company adopted the guidance of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Derivative liability. Derivative liability is carried at fair value and measured on an ongoing basis. The table below reflects the activity of derivative liability measured at fair value for the six months ended June 30, 2024:

Significant Unobservable Inputs (Level 3)
Balance of derivative liability as of January 1, 2024	$24,796
Initial fair value of derivative liability attributable to warrants issuance with March and June 2024 fund raises	479,468
Gain from change in the fair value of derivative liability	(211,549)
Balance of derivative liability as of June 30, 2024	$292,715

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

Cash and Cash Equivalents

At June 30, 2024 and December 31, 2023, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2024		December 31, 2023
United States	$196,737	98.1%	$280,197	98.2%
China	3,835	1.9%	5,203	1.8%
Total cash	$200,572	100.0%	$285,400	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2024 and December 31, 2023.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk and Uncertainties

The Company maintains a portion of its cash on deposits with bank and financial institution within the U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At June 30, 2024, there were no balances in excess of the federally-insured limits.

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

Beneficial Conversion Feature and Warrants

The Company evaluates the conversion feature of convertible debt instruments to determine whether the conversion feature is beneficial as described in ASC 470-20, Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the relative fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in capital. The Company calculates the fair value of warrants with the convertible instruments using the Black-Scholes valuation model.

Under these guidelines, the Company first allocates the value of the proceeds received from a convertible debt transaction between the convertible debt instrument and any other detachable instruments included in the transaction (such as warrants) on a relative fair value basis. A BCF is then measured as the intrinsic value of the conversion option at the commitment date, representing the difference between the effective conversion price and the Company’s stock price on the commitment date multiplied by the number of shares into which the debt instrument is convertible. The allocated value of the BCF and warrants are recorded as a debt discount and accreted over the expected term of the convertible debt as interest expense. If the intrinsic value of the BCF is greater than the proceeds allocated to the convertible debt instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible debt instrument.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three and six months ended June 30, 2024 and 2023, potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible preferred stock and convertible notes (using the if-converted method) and exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	711,303	878,303	711,303	878,303
Warrants to purchase common stock	2,839,112	258,964	2,839,112	258,964
Series A convertible preferred stock (*)	900,000	900,000	900,000	900,000
Series B convertible preferred stock (**)	2,910,053	2,910,053	2,910,053	2,910,053
Convertible notes (***)	3,793,333	333,333	5,145,333	333,333
Potentially dilutive securities	11,153,801	5,280,653	12,505,801	5,280,653

(*)	Assumed the Series A convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $10.00 per share.
(**)	Assumed the Series B convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $3.78 per share.
(***)	Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $4.50 and $1.50 and $1.00 and $0.75 per share for the three and six months ended June 30, 2024. Assumed the convertible note was converted into shares of common stock of the Company at a conversion price of $4.50 per share for the three and six months ended June 30, 2023.

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

On February 9, 2023, the Company purchased 40% of Lab Services MSO. Commencing from the purchase date, February 9, 2023, the Company is active in the management of Lab Services MSO. During the three and six months ended June 30, 2024 and 2023, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment (which commenced with the purchase date, February 9, 2023) since Lab Services MSO’s operating results are regularly reviewed by the Company’s chief operating decision maker to determine the resources to be allocated to the segment and assess its performance. The Company regularly reviews the operating results and performance of Lab Services MSO, for which the Company accounts for under the equity method.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2020-06 did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements disclosures.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

At June 30, 2024 and December 31, 2023, prepaid expense and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Advance to supplier	$89,869	$-
Prepaid professional fees	16,239	33,062
Prepaid directors and officers’ liability insurance premium	6,305	27,192
Prepaid NASDAQ listing fee	32,750	-
Deferred offering costs	175,136	175,136
Deferred leasing costs	33,402	33,402
Security deposit	17,729	-
Due from broker	75	37,187
Others	51,363	62,015
Total	$422,868	$367,994

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENTS

On February 9, 2023 (the “Closing Date”), the Company entered into and closed an Amended and Restated Membership Interest Purchase Agreement (the “Amended MIPA”), by and among Avalon Lab, SCBC Holdings LLC (the “Seller”), the Zoe Family Trust, Bryan Cox and Sarah Cox as individuals (each an “Owner” and collectively, the “Owners”), and Lab Services MSO.

Pursuant to the terms and conditions set forth in the Amended MIPA, Avalon Lab acquired from the Seller, 40% of the issued and outstanding equity interests of Lab Services MSO (the “Purchased Interests”). The consideration paid by Avalon Lab to Seller for the Purchased Interests consisted of $20,666,667, which was comprised of (i) $9,000,000 in cash, (ii) $11,000,000 pursuant to the issuance of 11,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), stated value $1,000 (the “Series B Stated Value”), which approximated the fair value, and (iii) a $666,667 cash payment on February 9, 2024. The Series B Preferred Stock is convertible into shares of the Company’s common stock at a conversion price per share equal to $3.78, which approximated the market price at the date of closing, or an aggregate of 2,910,053 shares of the Company’s common stock, which are subject to a lock-up period and restrictions on sale.

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

Intangible assets consist of the valuation of identifiable intangible assets acquired, representing trade names and customers relationships, which are being amortized on a straight-line method over the estimated useful life of 15 years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. For the three months ended June 30, 2024 and 2023, amortization expense of these intangible assets amounted to $166,733 and $203,744, respectively, which was included in (loss) income from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2024 and for the period from February 9, 2023 (date of investment) through June 30, 2023, amortization expense of these intangible assets amounted to $333,466 and $339,574, respectively, which was included in (loss) income from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss.

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in the business acquisition of Lab Services MSO incurred on February 9, 2023. Goodwill is not amortized but is tested for impairment at least once annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

For the three months ended June 30, 2024 and 2023, the Company’s share of Lab Services MSO’s net loss was $162,604 and the Company’s share of Lab Services MSO’s net income was $104,651, respectively, which was included in (loss) income from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss.

For the six months ended June 30, 2024 and for the period from February 9, 2023 (date of investment) through June 30, 2023, the Company’s share of Lab Services MSO’s net income was $111,598 and $15,560, respectively, which was included in (loss) income from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENTS (continued)

In the six months ended June 30, 2024, activity recorded for the Company’s equity method investment in Lab Services MSO is summarized in the following table:

Equity investment carrying amount at January 1, 2024	$12,095,020
Lab Services MSO’s net income attributable to the Company	111,598
Intangible assets amortization amount	(333,466)
Distribution of earnings from equity investment	(473,253)
Equity investment carrying amount at June 30, 2024	$11,399,899

As of June 30, 2024, the Company’s carrying value of the identified intangible assets and goodwill which are included in the equity investment carrying amount was $9,059,178 and $259,579, respectively. As of December 31, 2023, the Company’s carrying value of the identified intangible assets and goodwill which are included in the equity investment carrying amount was $9,392,644 and $259,579, respectively.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	June 30, 2024	December 31, 2023
Current assets	$3,434,560	$4,930,254
Noncurrent assets	5,300,191	5,228,044
Current liabilities	692,649	828,713
Noncurrent liabilities	4,526,912	4,104,183
Equity	3,515,190	5,225,402

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Period from February 9, 2023 (Date of Investment) through June 30, 2023
Net revenue	$2,687,129	$3,487,693	$6,063,501	$5,662,217
Gross profit	310,690	1,250,628	1,314,479	2,027,406
(Loss) income from operation	(765,357)	579,036	(490,331)	695,882
Net (loss) income	(406,509)	770,989	278,995	887,835

NOTE 6 – CONVERTIBLE NOTE PAYABLE

May 2023 Convertible Note

On May 23, 2023, the Company entered into securities purchase agreements with Mast Hill Fund, L.P. (“Mast Hill”) for the issuance of 13.0% senior secured promissory notes in the aggregate principal amount of $1,500,000 (collectively, the “May 2023 Convertible Note”) convertible into shares of the Company’s common stock, as well as the issuance of 75,000 shares of common stock as a commitment fee and warrants for the purchase of 230,500 shares of common stock of the Company. The Company and its subsidiaries also entered into a security agreement, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the May 2023 Convertible Note. Principal amount and interest under the May 2023 Convertible Note were convertible into shares of common stock of the Company at a conversion price of $4.50 per share unless the Company failed to make an amortization payment when due, in which case the conversion price would be the lower of $4.50 or the trading price of the shares, subject to a floor of $1.50.

Mast Hill acquired the May 2023 Convertible Note with principal amount of $1,500,000 and paid the purchase price of $1,425,000 after an original issue discount of $75,000. On May 23, 2023, the Company issued (i) a warrant to purchase 125,000 shares of common stock with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 (“First Warrant”), (ii) a warrant to purchase 105,500 shares of common stock with an exercise price of $3.20 exercisable until the five-year anniversary of May 23, 2023 (“Second Warrant”).The Second Warrant was never fair valued and was cancelled and extinguished against payment of the May 2023 Convertible Note, and (iii) 75,000 shares of common stock as a commitment fee for the purchase of the May 2023 Convertible Note, which were earned in full as of May 23, 2023. On May 23, 2023, the Company delivered such duly executed May 2023 Convertible Note, warrants and common stock to Mast Hill against delivery of such purchase price.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (continued)

May 2023 Convertible Note (continued)

The Company was obligated to make amortization payments in cash to Mast Hill toward the repayment of the May 2023 Convertible Note, as described in the May 2023 Convertible Note. As of June 30, 2024, the May 2023 Convertible Note was repaid in full.

In connection with the issuance of the May 2023 Convertible Note, the Company incurred debt issuance costs of $175,162 (including the issuance of 10,000 warrants as a finder’s fee) which was capitalized and had been amortized into interest expense over the term of the May 2023 Convertible Note.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Through life of the May 2023 Convertible Note, management determined the probability of failing to make an amortization payment when due was remote and as such the estimated fair value of the 105,500 warrants with an exercise price of $3.20, which warrant was cancelled and extinguished against payment of the May 2023 Convertible Note, was zero. Accordingly, the fair value of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 was classified as derivative liability on May 23, 2023. The fair values of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 issued on May 23, 2023 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $1.96, volatility of 88.80%, risk-free rate of 3.76%, annual dividend yield of 0% and expected life of 5 years.

In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants were allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants were accounted for as derivative liability. The remainder of the proceeds were allocated to the debt instrument portion of the transaction.

In accordance with ASC 480-10-25-14, the Company determined that the conversion provisions contain an embedded derivative feature and the Company valued the derivative feature separately, recording debt discount and derivative liability in accordance with the provisions of the convertible debt (see Note 7). However, through life of the May 2023 Convertible Note, management determined the probability of failing to make an amortization payment when due was remote and as such the estimated fair value of the embedded conversion feature was zero.

The Company recorded a total debt discount of $349,654 related to the original issue discount, common shares issued and warrants issued to Mast Hill, which had been amortized over the term of the May 2023 Convertible Note.

For the three months ended June 30, 2024 and 2023, amortization of debt discount and debt issuance costs related to the May 2023 Convertible Note amounted to $86,489 and $44,715, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the six months ended June 30, 2024 and 2023, amortization of debt discount and debt issuance costs related to the May 2023 Convertible Note amounted to $217,693 and $44,715, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the three months ended June 30, 2024 and 2023, interest expense related to the May 2023 Convertible Note amounted to $6,981 and $20,836, respectively, which have been included in interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the six months ended June 30, 2024 and 2023, interest expense related to the May 2023 Convertible Note amounted to $36,774 and $20,836, respectively, which have been included in interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (continued)

July 2023 Convertible Note

On July 6, 2023, the Company entered into securities purchase agreements with Firstfire Global Opportunities Fund, LLC (“Firstfire”) for the issuance of 13.0% senior secured promissory notes in the aggregate principal amount of $500,000 (collectively, the “July 2023 Convertible Note”) convertible into shares of the Company’s common stock, as well as the issuance of 25,000 shares of common stock as a commitment fee and warrants for the purchase of 76,830 shares of common stock of the Company. The Company and its subsidiaries also entered into a security agreement, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the July 2023 Convertible Note. Principal amount and interest under the July 2023 Convertible Note were convertible into shares of common stock of the Company at a conversion price of $4.50 per share unless the Company failed to make an amortization payment when due, in which case the conversion price would be the lower of $4.50 or the trading price of the shares, subject to a floor of $1.50.

Firstfire acquired the July 2023 Convertible Note with principal amount of $500,000 and paid the purchase price of $475,000 after an original issue discount of $25,000. On July 6, 2023, the Company issued (i) a warrant to purchase 41,665 shares of common stock with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 (“First Warrant”), (ii) a warrant to purchase 35,165 shares of common stock with an exercise price of $3.20 exercisable until the five-year anniversary of July 6, 2023 (“Second Warrant”). The Second Warrant was never fair valued and was cancelled and extinguished against payment of the July 2023 Convertible Note, and (iii) 25,000 shares of common stock as a commitment fee for the purchase of the July 2023 Convertible Note, which were earned in full as of July 6, 2023. On July 6, 2023, the Company delivered such duly executed July 2023 Convertible Note, warrants and common stock to Firstfire against delivery of such purchase price.

The Company was obligated to make amortization payments in cash to Firstfire toward the repayment of the July 2023 Convertible Note, as described in the July 2023 Convertible Note. As of June 30, 2024, the July 2023 Convertible Note was repaid in full.

In connection with the issuance of the July 2023 Convertible Note, the Company incurred debt issuance costs of $74,204 (including the issuance of 3,333 warrants as a finder’s fee), which was capitalized and had been amortized into interest expense over the term of the July 2023 Convertible Note.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Firstfire and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Through life of the July 2023 Convertible Note, management determined the probability of failing to make an amortization payment when due was remote and as such the estimated fair value of the 35,165 warrants with an exercise price of $3.20, which warrant was cancelled and extinguished against payment of the July 2023 Convertible Note, was zero. Accordingly, the fair value of the 44,998 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 was classified as a derivative liability on July 6, 2023. The fair values of the 44,998 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 issued on July 6, 2023 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $1.42, volatility of 88.52%, risk-free rate of 4.37%, annual dividend yield of 0% and expected life of 5 years.

In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants were allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants were accounted for as derivative liability. The remainder of the proceeds were allocated to the debt instrument portion of the transaction.

In accordance with ASC 480-10-25-14, the Company determined that the conversion provisions contain an embedded derivative feature and the Company valued the derivative feature separately, recording debt discount and derivative liability in accordance with the provisions of the convertible debt (see Note 7). However, through life of the July 2023 Convertible Note, management determined the probability of failing to make an amortization payment when due was remote and as such the estimated fair value of the embedded conversion feature was zero.

The Company recorded a total debt discount of $89,191 related to the original issue discount, common shares issued and warrants issued to Firstfire, which had been amortized over the term of the July 2023 Convertible Note.

For the three and six months ended June 30, 2024, amortization of debt discount and debt issuance costs related to the July 2023 Convertible Note amounted to $43,572 and $84,420, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying condensed consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (continued)

July 2023 Convertible Note (continued)

For the three and six months ended June 30, 2024, interest expense related to the July 2023 Convertible Note amounted to $5,122 and $18,123, respectively, which have been included in interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

October 2023 Convertible Note

On October 9, 2023, the Company entered into securities purchase agreements with Mast Hill and Firstfire for the issuance of 13.0% senior secured promissory notes in the aggregate principal amount of $700,000 (collectively, the “October 2023 Convertible Note”) convertible into shares of the Company’s common stock, as well as the issuance of 70,000 shares of common stock as a commitment fee and warrants for the purchase of 192,500 shares of common stock of the Company. The Company and its subsidiaries also entered into that certain security agreements, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the October 2023 Convertible Note. Principal amount and interest under the October 2023 Convertible Note were convertible into shares of common stock of the Company at a conversion price of $1.50 per share unless the Company failed to make an amortization payment when due, in which case the conversion price would be the lower of $1.50 or the market price (as defined in the October 2023 Convertible Note) of the shares.

Mast Hill acquired the October 2023 Convertible Note with principal amount of $350,000 and paid the purchase price of $332,500 after an original issue discount of $17,500. On October 9, 2023, the Company issued (i) a warrant to purchase 52,500 shares of common stock with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023 (“First Warrant”), (ii) a warrant to purchase 43,750 shares of common stock with an exercise price of $1.80 exercisable until the five-year anniversary of October 9, 2023 (“Second Warrant”). The Second Warrant was never fair valued and was cancelled and extinguished against payment of the October 2023 Convertible Note, and (iii) 35,000 shares of common stock as a commitment fee for the purchase of the October 2023 Convertible Note, which were earned in full as of October 9, 2023. On October 9, 2023, the Company delivered such duly executed October 2023 Convertible Note, warrants and common stock to Mast Hill against delivery of such purchase price.

The Company was obligated to make amortization payments in cash to Mast Hill toward the repayment of the October 2023 Convertible Note, as described in the October 2023 Convertible Note. As of June 30, 2024, the October 2023 Convertible Note was repaid in full.

Firstfire acquired the October 2023 Convertible Note with principal amount of $350,000 and paid the purchase price of $332,500 after an original issue discount of $17,500. On October 9, 2023, the Company issued (i) a warrant to purchase 52,500 shares of common stock with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023, (ii) a warrant to purchase 43,750 shares of common stock with an exercise price of $1.80 exercisable until the five-year anniversary of October 9, 2023, which warrant was cancelled and extinguished against payment of the October 2023 Convertible Note, and (iii) 35,000 shares of common stock as a commitment fee for the purchase of the October 2023 Convertible Note, which were earned in full as of October 9, 2023. On October 9, 2023, the Company delivered such duly executed October 2023 Convertible Note, warrants and common stock to Firstfire against delivery of such purchase price.

The Company was obligated to make amortization payments in cash to Firstfire toward the repayment of the October 2023 Convertible Note, as described in the October 2023 Convertible Note. As of June 30, 2024, the October 2023 Convertible Note was repaid in full.

In connection with the issuance of the October 2023 Convertible Note, the Company incurred debt issuance costs of $95,349 (including the issuance of 8,400 warrants as a finder’s fee), which was capitalized and had been amortized into interest expense over the term of the October 2023 Convertible Note.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (continued)

October 2023 Convertible Note (continued)

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and Firstfire and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Through life of the October 2023 Convertible Note, management determined the probability of failing to make an amortization payment when due was remote and as such the estimated fair value of the 87,500 warrants with an exercise price of $1.80, which warrant was cancelled and extinguished against payment of the October 2023 Convertible Note, was zero. Accordingly, the fair value of the 113,400 warrants with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023 was classified as a derivative liability on October 9, 2023. The fair values of the 113,400 warrants with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023 issued on October 9, 2023 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $0.77, volatility of 89.70%, risk-free rate of 4.75%, annual dividend yield of 0% and expected life of 5 years.

In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants were accounted for as derivative liability. The remainder of the proceeds were allocated to the debt instrument portion of the transaction.

In accordance with ASC 480-10-25-14, the Company determined that the conversion provisions contain an embedded derivative feature and the Company valued the derivative feature separately, recording debt discount and derivative liability in accordance with the provisions of the convertible debt (see Note 7). However, through life of the October 2023 Convertible Note, management determined the probability of failing to make an amortization payment when due was remote and as such the estimated fair value of the embedded conversion feature was zero.

The Company recorded a total debt discount of $128,748 related to the original issue discount, common shares issued and warrants issued to Mast Hill and Firstfire, which had been amortized over the term of the October 2023 Convertible Note.

For the three and six months ended June 30, 2024, amortization of debt discount and debt issuance costs related to the October 2023 Convertible Note amounted to $116,717 and $172,741, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the three and six months ended June 30, 2024, interest expense related to the October 2023 Convertible Note amounted to $14,036 and $36,724, respectively, which have been included in interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

March 2024 Convertible Note

On March 7, 2024, the Company entered into securities purchase agreements with Mast Hill for the issuance of 13.0% senior secured promissory notes in the aggregate principal amount of $700,000 (collectively, the “March 2024 Convertible Note”) convertible into shares of the Company’s common stock, as well as the issuance of 105,000 shares of common stock as a commitment fee and warrants for the purchase of 252,404 shares of common stock of the Company. The Company and its subsidiaries also entered into a security agreement, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the March 2024 Convertible Note. Principal amount and interest under the March 2024 Convertible Note were convertible into shares of common stock of the Company at a conversion price of $1.00 per share unless the Company failed to make an amortization payment when due, in which case the conversion price would be the lower of $1.00 or the market price (as defined in the March 2024 Convertible Note) of the shares.

Mast Hill acquired the March 2024 Convertible Note with principal amount of $700,000 and paid the purchase price of $665,000 after an original issue discount of $35,000. On March 7, 2024, the Company issued (i) a warrant to purchase 131,250 shares of common stock with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 (“First Warrant”), (ii) a warrant to purchase 121,154 shares of common stock with an exercise price of $1.30 exercisable until the five-year anniversary of March 7, 2024 (“Second Warrant”). The Second Warrant was never fair valued and was cancelled and extinguished against payment of the March 2024 Convertible Note, and (iii) 105,000 shares of common stock as a commitment fee for the purchase of the March 2024 Convertible Note, which were earned in full as of March 7, 2024. On March 7, 2024, the Company delivered such duly executed March 2024 Convertible Note, warrants and common stock to Mast Hill against delivery of such purchase price.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (continued)

March 2024 Convertible Note (continued)

The Company was obligated to make amortization payments in cash to Mast Hill toward the repayment of the March 2024 Convertible Note, as described in the March 2024 Convertible Note. As of June 30, 2024, the March 2024 Convertible Note was repaid in full.

In connection with the issuance of the March 2024 Convertible Note, the Company incurred debt issuance costs of $99,379 (including the issuance of 10,500 warrants as a finder’s fee) which was capitalized and had been amortized into interest expense over the term of the March 2024 Convertible Note.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Through life of the March 2024 Convertible Note, management determined the probability of failing to make an amortization payment when due was remote and as such the estimated fair value of the 121,154 warrants with an exercise price of $1.30, which warrant was cancelled and extinguished against payment of the March 2024 Convertible Note, was zero. Accordingly, the fair value of the 141,750 warrants with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 was classified as derivative liability on March 7, 2024. The fair values of the 141,750 warrants with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 issued on March 7, 2024 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $0.40, volatility of 85.24%, risk-free rate of 4.07%, annual dividend yield of 0% and expected life of 5 years.

In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants were accounted for as derivative liability. The remainder of the proceeds were allocated to the debt instrument portion of the transaction.

In accordance with ASC 480-10-25-14, the Company determined that the conversion provisions contain an embedded derivative feature and the Company valued the derivative feature separately, recording debt discount and derivative liability in accordance with the provisions of the convertible debt (see Note 7). However, through life of the March 2024 Convertible Note, management determined the probability of failing to make an amortization payment when due was remote and as such the estimated fair value of the embedded conversion feature was zero.

The Company recorded a total debt discount of $97,374 related to the original issue discount, common shares issued and warrants issued to Mast Hill, which had been amortized over the term of the March 2024 Convertible Note.

For the three and six months ended June 30, 2024, amortization of debt discount and debt issuance costs related to the March 2024 Convertible Note amounted to $182,440 and $196,753, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the three and six months ended June 30, 2024, interest expense related to the March 2024 Convertible Note amounted to $15,855 and $22,088, respectively, which have been included in interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

June 2024 Convertible Note

On June 5, 2024, the Company entered into securities purchase agreements with Mast Hill for the issuance of 13.0% senior secured promissory notes in the aggregate principal amount of $2,845,000 (collectively, the “June 2024 Convertible Note”) convertible into shares of the Company’s common stock, as well as the issuance of 402,000 shares of common stock as a commitment fee and warrants for the purchase of 2,200,000 shares of common stock of the Company. The Company and its subsidiaries have also entered into a security agreement, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the June 2024 Convertible Note. Principal amount and interest under the June 2024 Convertible Note are convertible into shares of common stock of the Company at a conversion price of $0.75 per share unless the Company fails to make an amortization payment when due, in which case the conversion price shall be the lesser of $0.75 or the market price (as defined in the June 2024 Convertible Note).

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (continued)

June 2024 Convertible Note (continued)

Mast Hill acquired the June 2024 Convertible Note with principal amount of $2,845,000 and paid the purchase price of $2,702,750 after an original issue discount of $142,250. On June 5, 2024, the Company issued (i) a warrant to purchase 1,000,000 shares of common stock with an exercise price of $0.65 exercisable until the five-year anniversary of June 5, 2024 (“First Warrant”), (ii) a warrant to purchase 1,200,000 shares of common stock with an exercise price of $0.50 exercisable until the five-year anniversary of June 5, 2024 (“Second Warrant”). The Second Warrant will not be fair valued and shall be cancelled and extinguished against payment of the June 2024 Convertible Note, and (iii) 402,000 shares of common stock as a commitment fee for the purchase of the June 2024 Convertible Note, which were earned in full as of June 5, 2024. On June 5, 2024, the Company delivered such duly executed June 2024 Convertible Note, warrants and common stock to Mast Hill against delivery of such purchase price.

The Company received net cash amount of $881,210 from the June 2024 Convertible Note financing after using the proceeds to pay off all previously issued convertible notes to Mast Hill of $1,206,867 and FirstFire of $454,673, respectively, and to pay finder’s fee of $120,000 and lender’s costs of $40,000 related to this financing.

The Company is obligated to make amortization payments in cash to Mast Hill toward the repayment of the June 2024 Convertible Note, as provided in the following table:

Payment Date:	Payment Amount:
December 5, 2024	$284,500 plus accrued interest through December 5, 2024
January 5, 2025	$284,500 plus accrued interest through January 5, 2025
February 5, 2025	$379,336 plus accrued interest through February 5, 2025
March 5, 2025	$474,167 plus accrued interest through March 5, 2025
April 5, 2025	$474,167 plus accrued interest through April 5, 2025
May 5, 2025	$569,000 plus accrued interest through May 5, 2025
June 5, 2025	The entire remaining outstanding balance of the June 2024 Convertible Note

In connection with the issuance of the June 2024 Convertible Note, the Company incurred debt issuance costs of $224,221 (including the issuance of 80,000 warrants as a finder’s fee) which is capitalized and will be amortized into interest expense over the term of the June 2024 Convertible Note.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 1,200,000 warrants with an exercise price of $0.50 exercisable until the five-year anniversary of June 5, 2024, which warrant shall be cancelled and extinguished against payment of the June 2024 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 1,080,000 warrants with an exercise price of $0.65 exercisable until the five-year anniversary of June 5, 2024 was classified as derivative liability on June 5, 2024. The fair values of the 1,080,000 warrants with an exercise price of $0.65 exercisable until the five-year anniversary of June 5, 2024 issued on June 5, 2024 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $0.69, volatility of 85.72%, risk-free rate of 4.31%, annual dividend yield of 0% and expected life of 5 years.

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

In accordance with ASC 470-20, the Company determined that the conversion feature is beneficial and the Company valued the beneficial conversion feature (“BCF”) separately, recording debt discount and additional paid-in capital.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (continued)

June 2024 Convertible Note (continued)

The Company recorded a total debt discount of $1,040,585 related to the original issue discount, BCF, common shares issued and warrants issued to Mast Hill, which will be amortized over the term of the June 2024 Convertible Note.

For the three and six months ended June 30, 2024, amortization of debt discount and debt issuance costs related to the June 2024 Convertible Note amounted to $105,401, which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the three and six months ended June 30, 2024, interest expense related to the June 2024 Convertible Note amounted to $26,345, which have been included in interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

NOTE 7 – DERIVATIVE LIABILITY

As stated in Note 6, May 2023 Convertible Note, July 2023 Convertible Note, October 2023 Convertible Note, and March 2024 Convertible Note, the Company determined that these convertible notes payable contained an embedded derivative feature in the form of a conversion provision which was adjustable based on future prices of the Company’s common stock. In accordance with ASC 815-10-25, each derivative feature was initially recorded at its fair value using the Black-Scholes option valuation method and then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. However, on May 23, 2023, July 6, 2023, October 9, 2023, March 7, 2024, and March 31, 2024, management determined the probability of failing to make an amortization payment when due was remote and as such the estimated fair value of the embedded conversion feature was zero. As of June 5, 2024, these convertible notes were repaid in full.

As stated in Note 6, June 2024 Convertible Note, the Company determined that the convertible note payable contains an embedded derivative feature in the form of a conversion provision which is adjustable based on future prices of the Company’s common stock. In accordance with ASC 815-10-25, each derivative feature is initially recorded at its fair value using the Black-Scholes option valuation method and then re-value at each reporting date, with changes in the fair value reported in the statements of operations. However, on June 5, 2024 and June 30, 2024, management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero.

On May 23, 2023, the Company issued 240,500 warrants to Mast Hill and a third party as a finder’s fee (see Note 6). Upon evaluation, the warrants meet the definition of a derivative liability under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Through life of the May 2023 Convertible Note, management determined the probability of failing to make an amortization payment when due was remote and as such the estimated fair value of the 105,500 warrants with an exercise price of $3.20, which warrant was cancelled and extinguished against payment of the May 2023 Convertible Note, was zero. Accordingly, the fair value of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 was classified as a derivative liability on May 23, 2023.

On June 30, 2024, the estimated fair value of the 135,000 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of May 23, 2023 as derivative liability was $10,409. The estimated fair value of the warrants was computed as of June 30, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.47, volatility of 80.89%, risk-free rate of 4.52%, annual dividend yield of 0% and expected life of 3.9 years.

On July 6, 2023, the Company issued 80,163 warrants to Firstfire and a third party as a finder’s fee (see Note 6). Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Through life of the July 2023 Convertible Note, management determined the probability of failing to make an amortization payment when due was remote and as such the estimated fair value of the 35,165 warrants with an exercise price of $3.20, which warrant was cancelled and extinguished against payment of the July 2023 Convertible Note, was zero. Accordingly, the fair value of the 44,998 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 was classified as a derivative liability on July 6, 2023.

On June 30, 2024, the estimated fair value of the 44,998 warrants with an exercise price of $4.50 exercisable until the five-year anniversary of July 6, 2023 as derivative liability was $3,482. The estimated fair value of the warrants was computed as of June 30, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.47, volatility of 79.79%, risk-free rate of 4.33%, annual dividend yield of 0% and expected life of 4.0 years.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DERIVATIVE LIABILITY (continued)

On October 9, 2023, the Company issued 200,900 warrants to Mast Hill and Firstfire and a third party as a finder’s fee (see Note 6). Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Through life of the October 2023 Convertible Note, management determined the probability of failing to make an amortization payment when due was remote and as such the estimated fair value of the 87,500 warrants with an exercise price of $1.80, which warrant was cancelled and extinguished against payment of the October 2023 Convertible Note, was zero. Accordingly, the fair value of the 113,400 warrants with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023 was classified as a derivative liability on October 9, 2023.

On June 30, 2024, the estimated fair value of the 113,400 warrants with an exercise price of $2.50 exercisable until the five-year anniversary of October 9, 2023 as derivative liability was $16,700. The estimated fair value of the warrants was computed as of June 30, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.47, volatility of 83.41%, risk-free rate of 4.33%, annual dividend yield of 0% and expected life of 4.3 years.

On March 7, 2024, the Company issued 262,904 warrants to Mast Hill and a third party as a finder’s fee (see Note 6). Upon evaluation, the warrants meet the definition of a derivative liability under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Through life of the March 2024 Convertible Note, management determined the probability of failing to make an amortization payment when due was remote and as such the estimated fair value of the 121,154 warrants with an exercise price of $1.30, which warrant was cancelled and extinguished against payment of the March 2024 Convertible Note, was zero. Accordingly, the fair value of the 141,750 warrants with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 was classified as a derivative liability on March 7, 2024.

On June 30, 2024, the estimated fair value of the 141,750 warrants with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 as derivative liability was $27,699. The estimated fair value of the warrants was computed as of June 30, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.47, volatility of 86.34%, risk-free rate of 4.33%, annual dividend yield of 0% and expected life of 4.7 years.

On June 5, 2024, the Company issued 2,280,000 warrants to Mast Hill and a third party as a finder’s fee (see Note 6). Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 1,200,000 warrants with an exercise price of $0.50 exercisable until the five-year anniversary of June 5, 2024, which warrant shall be cancelled and extinguished against payment of the June 2024 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 1,080,000 warrants with an exercise price of $0.65 exercisable until the five-year anniversary of June 5, 2024 was classified as a derivative liability on June 5, 2024.

On June 30, 2024, the estimated fair value of the 1,080,000 warrants with an exercise price of $0.65 exercisable until the five-year anniversary of June 5, 2024 as derivative liability was $323,130. The estimated fair value of the warrants was computed as of June 30, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.47, volatility of 85.15%, risk-free rate of 4.33%, annual dividend yield of 0% and expected life of 4.9 years.

Increases or decreases in fair value of the derivative liability are included as a component of total other (expenses) income in the accompanying condensed consolidated statements of operations and comprehensive loss. The changes to the derivative liability resulted in a decrease of $180,337 and $41,721 in the derivative liability and the corresponding increase in other income as a gain for the three months ended June 30, 2024 and 2023, respectively. The changes to the derivative liability resulted in a decrease of $211,549 and $41,721 in the derivative liability and the corresponding increase in other income as a gain for the six months ended June 30, 2024 and 2023, respectively.

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

The note payable as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Principal amount	$5,800,000	$5,800,000
Less: unamortized debt issuance costs	(144,167)	(203,781)
Note payable, net	$5,655,833	$5,596,219

For the three months ended June 30, 2024 and 2023, amortization of debt issuance costs related to note payable amounted to $29,807 and $24,738, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2024 and 2023, amortization of debt issuance costs related to note payable amounted to $59,614 and $46,943, respectively, which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the three months ended June 30, 2024 and 2023, interest expense related to note payable amounted to $164,500 and $145,722, respectively, which have been included in interest expense - other on the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2024 and 2023, interest expense related to note payable amounted to $329,000 and $277,722, respectively, which have been included in interest expense - other on the accompanying condensed consolidated statements of operations and comprehensive loss.

NOTE 9 – RELATED PARTY TRANSACTIONS

Rental Revenue from Related Party and Rent Receivable – Related Party

The Company leases space of its commercial real property located in New Jersey to D.P. Capital Investments LLC, which is controlled by Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors. The term of the related party lease agreement is five years commencing on May 1, 2021 and will expire on April 30, 2026.

For both the three months ended June 30, 2024 and 2023, the related party rental revenue amounted to $12,600 and has been included in rental revenue on the accompanying condensed consolidated statements of operations and comprehensive loss. For both the six months ended June 30, 2024 and 2023, the related party rental revenue amounted to $25,200 and has been included in rental revenue on the accompanying condensed consolidated statements of operations and comprehensive loss. At June 30, 2024 and December 31, 2023, the related party rent receivable totaled $0 and $124,500, respectively, which has been included in rent receivable on the accompanying condensed consolidated balance sheets.

Services Provided by Related Party

From time to time, Wilbert Tauzin, a director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $20,535 and $22,185 for the three months ended June 30, 2024 and 2023, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. As compensation for professional services provided, the Company recognized consulting expenses of $37,266 and $48,642 for the six months ended June 30, 2024 and 2023, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. As of both June 30, 2024 and December 31, 2023, the accrued and unpaid services charge related to this director’s son amounted to $15,000, which have been included in accrued professional fees on the accompanying condensed consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Beijing Genexosome for a cash payment of $450,000. As of June 30, 2024 and December 31, 2023, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

From time to time, Lab Services MSO paid shared expense on behalf of the Company. In addition, Lab Services MSO made a payment of $666,667 for equity method investment payable on behalf of the Company in the first quarter of 2024. As of June 30, 2024 and December 31, 2023, the balance due to Lab Services MSO amounted to $566,666 and $72,746, respectively, which has been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

As of June 30, 2024 and December 31, 2023, $54,904 and $33,712 of accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, respectively, have been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

Borrowing from Related Party

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Mr. Lu, the Company’s largest shareholder and Chairman of the Board of Directors of the Company. The Line of Credit allows the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matures on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bear interest at an annual rate of 5% and each individual loan is payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of Mr. Lu, the related party lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, Mr. Lu may declare all outstanding loans under the Line of Credit to be due and payable immediately.

There was no Line of Credit activity during the six months ended June 30, 2024. As of both June 30, 2024 and December 31, 2023, the outstanding principal balance was $850,000.

For the three months ended June 30, 2024 and 2023, the interest expense related to related party borrowing amounted to $10,596 and $10,267, respectively, and has been reflected as interest expense — related party on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the six months ended June 30, 2024 and 2023, the interest expense related to related party borrowing amounted to $21,192 and $12,288, respectively, and has been reflected as interest expense — related party on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2024 and December 31, 2023, the related accrued and unpaid interest for Line of Credit was $54,904 and $33,712, respectively, and has been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

As of June 30, 2024, the Company has used approximately $6.8 million of the credit facility, and has approximately $13.2 million remaining available under the Line of Credit.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Membership Interest Purchase Agreement

On November 17, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Mr. Lu, the Company’s largest shareholder and Chairman of the Board of Directors of the Company, pursuant to which (i) Mr. Lu will acquire from the Company 30% of the total outstanding membership interests of Avalon RT 9, a wholly owned subsidiary of the Company, for a cash purchase price of $3,000,000 (the “Acquisition”), and (ii) for a period of twelve months following the closing of the Acquisition, Mr. Lu shall have the option to purchase from the Company up to an additional 70% of the outstanding membership interests of Avalon RT 9 for a purchase price of up to $7,000,000 (the “Option”), subject to the terms and conditions of a membership interest purchase agreement to be negotiated and entered into between the Purchaser and the Company at such time that the Purchaser desires to exercise the Option. The Company received $2,486,241 and $485,714 from Wenzhao Lu as of June 30, 2024 and December 31, 2023, respectively, which was recorded as advance from pending sale of noncontrolling interest – related party on the accompanying condensed consolidated balance sheets.

NOTE 10 – EQUITY

Common Shares Issued as Convertible Note Payable Commitment Fee

During the six months ended June 30, 2024, the Company issued a total of 507,000 shares of its common stock as commitment fee for the purchase of March 2024 Convertible Note and June 2024 Convertible Note. These shares were valued at $320,546, the fair market value on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded it as debt discount.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at June 30, 2024:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2024	Weighted Average Exercise Price
$0.27 – 2.08	205,000	3.64	$1.36	126,980	$1.49
3.25 – 8.20	307,803	2.54	5.26	307,803	5.26
10.30 – 19.30	198,500	3.54	14.20	198,500	14.20
$0.27 – 19.30	711,303	3.14	$6.63	633,283	$7.31

Stock option activity for the six months ended June 30, 2024 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2024	853,303	$9.94
Granted	56,000	0.41
Expired	(198,000)	(19.11)
Outstanding at June 30, 2024	711,303	$6.63
Options exercisable at June 30, 2024	633,283	$7.31
Options expected to vest	78,020	$1.15

The aggregate intrinsic value of stock options outstanding and stock options exercisable at June 30, 2024 was $3,626 an $7, respectively.

The fair values of options granted during the six months ended June 30, 2024 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 83.10% - 91.17%, risk-free rate of 3.93% - 4.79%, annual dividend yield of 0%, and expected life of 3.00 - 5.00 years. The aggregate fair value of the options granted during the six months ended June 30, 2024 was $15,483.

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

For the three months ended June 30, 2024 and 2023, stock-based compensation expense associated with stock options granted amounted to $12,256 and $112,015, of which $4,488 and $38,191 was recorded as compensation and related benefits, $7,768 and $73,824 was recorded as professional fees, and $0 and $0 was recorded as research and development expenses, respectively.

For the six months ended June 30, 2024 and 2023, stock-based compensation expense associated with stock options granted amounted to $25,789 and $180,277, of which, $9,591 and $89,527 was recorded as compensation and related benefits, $16,198 and $85,281 was recorded as professional fees, and $0 and $5,469 was recorded as research and development expenses, respectively.

A summary of the status of the Company’s nonvested stock options granted as of June 30, 2024 and changes during the six months ended June 30, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2024	79,667	$1.57
Granted	56,000	0.41
Vested	(57,647)	(1.02)
Nonvested at June 30, 2024	78,020	$1.15

Warrants

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at June 30, 2024:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2024	Weighted Average Exercise Price
$0.50 – 2.50	2,535,150	4.89	$0.74	1,335,150	$0.95
4.50	179,998	3.93	4.50	179,998	4.50
12.50	123,964	2.81	12.50	123,964	12.50
$0.50 – 12.50	2,839,112	4.74	$1.49	1,639,112	$2.21

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Warrants (continued)

Stock warrant activity for the six months ended June 30, 2024 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2024	645,527	$5.04
Issued	2,542,904	0.69
Cancelled (*)	(349,319)	(2.19)
Outstanding at June 30, 2024	2,839,112	$1.49
Warrants exercisable at June 30, 2024	1,639,112	$2.21
Warrants expected to vest	1,200,000	$0.50

*	Second Warrant, which was issued on May 23, 2023, July 6, 2023, October 9, 2023, and March 7, 2024, was cancelled in June 2024. First Warrant, which was issued on May 23, 2023, July 6, 2023, October 9, 2023, and March 7, 2024, is still outstanding as of June 30, 2024. First Warrant and Second Warrant, which are issued on June 5, 2024, are still outstanding as of June 30, 2024.

The aggregate intrinsic value of both stock warrants outstanding and stock warrants exercisable at June 30, 2024 was $0.

Warrants Issued in March 2024

In connection with the issuance of March 2024 Convertible Note (See Note 6), the Company issued (i) a warrant to purchase 131,250 shares of common stock with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024, (ii) a warrant to purchase 121,154 shares of common stock with an exercise price of $1.30, which warrant was cancelled and extinguished against payment of the March 2024 Convertible Note, to Mast Hill; and issued a warrant to purchase 10,500 shares of common stock with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 to a third party as a finder’s fee.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. The 121,154 warrants with an exercise price of $1.30 were cancelled and extinguished against payment of the March 2024 Convertible Note. The fair value of the 141,750 warrants with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 was classified as a derivative liability on March 7, 2024. The fair values of the 141,750 warrants with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 issued on March 7, 2024 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $0.40, volatility of 85.24%, risk-free rate of 4.07%, annual dividend yield of 0% and expected life of 5 years.

The warrants with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 issued to Mast Hill to purchase 131,250 shares of the Company’s common stock were treated as a discount on the convertible note payable and were valued at $20,374 and were amortized over the term of the March 2024 Convertible Note.

The warrants with an exercise price of $2.00 exercisable until the five-year anniversary of March 7, 2024 issued to a third party as a finder’s fee to purchase 10,500 shares of the Company’s common stock were treated as convertible debt issuance costs and were valued at $1,679 and were amortized over the term of the March 2024 Convertible Note.

Warrants Issued in June 2024

In connection with the issuance of June 2024 Convertible Note (See Note 6), the Company issued (i) a warrant to purchase 1,000,000 shares of common stock with an exercise price of $0.65 exercisable until the five-year anniversary of June 5, 2024, (ii) a warrant to purchase 1,200,000 shares of common stock with an exercise price of $0.50 exercisable until the five-year anniversary of June 5, 2024, which warrant shall be cancelled and extinguished against payment of the June 2024 Convertible Note, to Mast Hill; and issued a warrant to purchase 80,000 shares of common stock with an exercise price of $0.65 exercisable until the five-year anniversary of June 5, 2024 to a third party as a finder’s fee.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Warrants (continued)

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 1,200,000 warrants with an exercise price of $0.50 exercisable until the five-year anniversary of June 5, 2024, which warrant shall be cancelled and extinguished against payment of the June 2024 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 1,080,000 warrants with an exercise price of $0.65 exercisable until the five-year anniversary of June 5, 2024 was classified as a derivative liability on June 5, 2024. The fair values of the 1,080,000 warrants with an exercise price of $0.65 exercisable until the five-year anniversary of June 5, 2024 issued on June 5, 2024 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $0.69, volatility of 85.72%, risk-free rate of 4.31%, annual dividend yield of 0% and expected life of 5 years.

The warrants with an exercise price of $0.65 exercisable until the five-year anniversary of June 5, 2024 issued to Mast Hill to purchase 1,000,000 shares of the Company’s common stock were treated as a discount on the convertible note payable and were valued at $418,194 and will be amortized over the term of the June 2024 Convertible Note.

The warrants with an exercise price of $0.65 exercisable until the five-year anniversary of June 5, 2024 issued to a third party as a finder’s fee to purchase 80,000 shares of the Company’s common stock were treated as convertible debt issuance costs and were valued at $39,221 and will be amortized over the term of the June 2024 Convertible Note.

Warrants Cancelled in June 2024

As of June 5, 2024, the Company paid in full of its outstanding May 2023 Convertible Note, July 2023 Convertible Note, October 2023 Convertible Note, and March 2024 Convertible Note and cancelled 349,319 warrants since these convertible notes were fully extinguished.

A summary of the status of the Company’s nonvested stock warrants issued as of June 30, 2024 and changes during the six months ended June 30, 2024 is presented below:

	Number of Warrants	Weighted Average Exercise Price
Nonvested at January 1, 2024	228,165	$2.66
Issued	2,542,904	0.69
Cancelled	(349,319)	(2.19)
Vested	(1,221,750)	(0.81)
Nonvested at June 30, 2024	1,200,000	$0.50

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

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the six months ended June 30, 2024 as it incurred net loss in the period. As of June 30, 2024 and December 31, 2023, the restricted amount as determined pursuant to PRC statutory laws totaled $6,578.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 - STATUTORY RESERVE AND RESTRICTED NET ASSETS (continued)

Relevant PRC laws and regulations restrict the Company’s PRC subsidiary, Avalon Shanghai, from transferring a portion of its net assets, equivalent to its statutory reserve and its share capital, to the Company’s shareholders in the form of loans, advances or cash dividends. Only PRC entity’s accumulated profit may be distributed as dividend to the Company’s shareholders without the consent of a third party. As of both June 30, 2024 and December 31, 2023, total restricted net assets amounted to $1,106,578.

NOTE 12 – CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

Pursuant to the requirements of Rule 12-04(a), 5-04(c) and 4-08(e)(3) of Regulation S-X, the condensed financial information of the parent company shall be filed when the restricted net assets of consolidated subsidiary exceed 25% of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of this test, restricted net assets of consolidated subsidiary shall mean that amount of the Company’s proportionate share of net assets of consolidated subsidiary (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiary in the form of loans, advances or cash dividends without the consent of a third party.

The Company performed a test on the restricted net assets of consolidated subsidiary in accordance with such requirement and concluded that it was not applicable to the Company as the restricted net assets of the Company’s PRC subsidiary did not exceed 25% of the consolidated net assets of the Company, therefore, the condensed financial statements for the parent company have not been required.

NOTE 13 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2024	2023	2024	2023
A	29%	30%	29%	30%
B	18%	19%	18%	19%
C	12%	13%	12%	13%

Two customers, which are third parties, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at June 30, 2024, accounted for 69.8% of the Company’s total outstanding rent receivable at June 30, 2024.

Two customers, of which one is a related party and the other is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at December 31, 2023, accounted for 80.6% of the Company’s total outstanding rent receivable at December 31, 2023.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three and six months ended June 30, 2024 and 2023.

NOTE 14 – SEGMENT INFORMATION

On February 9, 2023, the Company purchased 40% of Lab Services MSO. Commencing from the purchase date, February 9, 2023, the Company is active in the management of Lab Services MSO. During the three and six months ended June 30, 2024 and 2023, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment (which commenced with the purchase date, February 9, 2023) since Lab Services MSO’s operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The Company regularly reviews the operating results and performance of Lab Services MSO, which is the Company’s equity method investee.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30, 2024
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$327,887	$-	$-	$327,887
Real property operating expenses	(285,488)	-	-	(285,488)
Real property operating income	42,399	-	-	42,399
Loss from equity method investment - Lab Services MSO	-	(329,337)	-	(329,337)
Other operating expenses	(94,054)	-	(1,123,371)	(1,217,425)
Other (expense) income:
Interest expense	(194,307)	-	(613,554)	(807,861)
Other (expense) income	(148)	-	180,346	180,198
Net loss	$(246,110)	$(329,337)	$(1,556,579)	$(2,132,026)

	Three Months Ended June 30, 2023
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$306,905	$-	$-	$306,905
Real property operating expenses	(245,403)	-	-	(245,403)
Real property operating income	61,502	-	-	61,502
Income from equity method investment - Lab Services MSO	-	104,651	-	104,651
Other operating expenses	(79,630)	-	(2,154,891)	(2,234,521)
Other (expense) income:
Interest expense	-	-	(246,278)	(246,278)
Other income (expense)	3	-	(432,414)	(432,411)
Net (loss) income	$(18,125)	$104,651	$(2,833,583)	$(2,747,057)

	Six Months Ended June 30, 2024
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$642,475	$-	$-	$642,475
Real property operating expenses	(548,614)	-	-	(548,614)
Real property operating income	93,861	-	-	93,861
Loss from equity method investment - Lab Services MSO	-	(221,868)	-	(221,868)
Other operating expenses	(208,341)	-	(2,011,077)	(2,219,418)
Other (expense) income:
Interest expense	(388,614)	-	(938,254)	(1,326,868)
Other (expense) income	(144)	-	174,898	174,754
Net loss	$(503,238)	$(221,868)	$(2,774,433)	$(3,499,539)

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SEGMENT INFORMATION (continued)

	Six Months Ended June 30, 2023
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$603,070	$-	$-	$603,070
Real property operating expenses	(493,848)	-	-	(493,848)
Real property operating income	109,222	-	-	109,222
Income from equity method investment - Lab Services MSO	-	15,560	-	15,560
Other operating expenses	(193,341)	-	(4,753,136)	(4,946,477)
Other (expense) income:
Interest expense	-	-	(402,504)	(402,504)
Other income (expense)	7	-	(442,609)	(442,602)
Net (loss) income	$(84,112)	$15,560	$(5,598,249)	$(5,666,801)

Identifiable long-lived tangible assets at June 30, 2024 and December 31, 2023	June 30, 2024	December 31, 2023
Real property operations	$7,122,988	$7,211,641
Corporate/Other	17,492	17,846
Total	$7,140,480	$7,229,487

Identifiable long-lived tangible assets at June 30, 2024 and December 31, 2023	June 30, 2024	December 31, 2023
United States	$7,138,880	$7,227,533
China	1,600	1,954
Total	$7,140,480	$7,229,487

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases Commitment

The Company is a party to leases for office space. These lease agreements will expire through February 2025. Rent expense under all operating leases amounted to approximately $64,000 and $66,000 for the six months ended June 30, 2024 and 2023, respectively.

Supplemental cash flow information related to leases for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$48,085	$66,045
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$-	$243,169

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases Commitment (continued)

The following table summarizes the lease term and discount rate for the Company’s operating lease as of June 30, 2024:

Operating Lease
Weighted average remaining lease term (in years)	0.58
Weighted average discount rate	11.0%

The following table summarizes the maturity of lease liabilities under operating lease as of June 30, 2024:

For the Twelve-month Period Ending June 30:	Operating Lease
2025	$87,411
2026 and thereafter	-
Total lease payments	87,411
Amount of lease payments representing interest	(2,038)
Total present value of operating lease liabilities (current liability)	$85,373

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

ATM

In June 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth) under which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $3.5 million. From July 1, 2024 to August 16, 2024, Roth sold an aggregate of 4,227,651 shares of common stock at an average price of $0.68 per share to investors. The Company received net cash proceeds of $2,771,992, net of commission paid for sales agent and other fees of $85,860.

Common Shares Issued for Services

In August 2024, the Company issued 250,000 shares of its common stock for services rendered and to be rendered. These shares were valued at $112,500, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded stock-based compensation expense of $112,500.

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

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this Quarterly Report on Form 10-Q or the date of the document incorporated by reference into this Quarterly Report on Form 10-Q. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith, and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a commercial stage company dedicated to developing and delivering innovative, transformative, precision diagnostics and clinical laboratory services. We are working toward establishing a leading role in the innovation of diagnostic testing, utilizing proprietary technology to deliver precise, genetics-driven results. As a first step into the laboratory market, we completed an acquisition of a 40% membership interest in Laboratory Services MSO, LLC (“Lab Services MSO”), which closed in February 2023.

We have the following areas of focus:

Laboratory Acquisitions

We have embarked on a laboratory rollup strategy focused on forming joint ventures and acquiring laboratories that are accretive to our commercial strategy. As a first step, in February 2023, we acquired a 40% membership interest in Lab Services MSO.

●	Lab Services MSO is focused on delivering high quality services related to toxicology and wellness testing and provides a broad portfolio of diagnostic tests, including drug testing, toxicology, and a broad array of test services, from general bloodwork to anatomic pathology, and urine toxicology. Specific capabilities include STAT blood testing, qualitative drug screening, genetic testing, urinary testing, and sexually transmitted disease testing. The panels that Lab Services MSO tests for are thyroid panel, comprehensive metabolic panel, kidney profile, liver function tests, and other individual tests. Through Lab Services MSO, we use fast, accurate, and efficient equipment to provide practitioners with the tools to quickly determine if a patient is following their designated treatment plan. In most instances, we are able to provide a practitioner with qualitative drug class results the same day the sample is received. Lab Services MSO provides a menu of extensive chemistry tests that physicians can use to obtain information to better treat their patients and maintain their overall wellness. Lab Services MSO has developed a premier reputation for customer service and fast turnaround times.

●	Lab Services MSO is also focused on commercialization of genetic-based proprietary testing. The first area of focus in this area is confirmatory genetic testing during toxicology screening and genetic testing to screen for addictive propensity. Lab Services MSO laboratory plans to focus on diagnostic testing utilizing proprietary technology to deliver precise genetic driven results.

●	In the third quarter of 2023, Lab Services MSO acquired Merlin Technologies, Inc., which is a medical equipment retail company.

Research and Development

We are focused on bringing forward intellectual property through joint patent filings with the Massachusetts Institute of Technology (“MIT”). We completed a sponsored research and co-development project with MIT led by Professor Shuguang Zhang as Principal Investigator. Using the unique QTY code protein design platform, six water-soluble variant cytokine receptors have been successfully designed and tested to show binding affinity to the respective cytokines. We currently are focused on bringing forward the intellectual property associated with this program through joint patent submissions.

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

The KetoAir is a handheld device that allows the user to detect acetone levels in exhaled breath. The acetone level is in concentration units (ppm, part-per-million) such that the user will know his/her real-time ketosis status: inadequate ketosis (0-3.99 ppm), mild ketosis (4-9.99 ppm), optimal ketosis (10-40 ppm), or alarming level (> 40 ppm). The KetoAir is registered with the United States Food and Drug Administration as a Class I medical device. The device is also paired with an “AI Nutritionist” software program (via Bluetooth connection) which is downloadable from Google Play (for Android mobile phones, approved) and iPhone (the app is currently being reviewed by Apple iOS AppStore). It helps users monitor and manage their ketogenic diet and related programs. We believe the KetoAir can be an essential tool to help diabetic patients adhere to their therapeutic programs and optimize their ketogenic dietary management.

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

In addition, we own commercial real estate that houses our headquarters in Freehold, New Jersey. We also have income from equity method investment through our 40% interest in Lab Services MSO. These condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, we had working capital deficit of approximately $7,880,000 at June 30, 2024 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $3,500,000 and $1,998,000 for the six months ended June 30, 2024, respectively.

We have a limited operating history and our continued growth is dependent upon the continuation of generating rental revenue from our income-producing real estate property in New Jersey and income from equity method investment through our 40% interest in Lab Services MSO and obtaining additional financing to fund future obligations and pay liabilities arising from ordinary course business operations. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the release date of this Quarterly Report on Form 10-Q. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in our efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. We plan on raising capital through the sale of equity to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, or at all.

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

Significant estimates during the three and six months ended June 30, 2024 and 2023 include the useful life of investment in real estate and intangible assets, the assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the assumptions used to determine fair value of warrants, beneficial conversion feature and embedded conversion features of convertible note payable, and the fair value of the consideration given and assets acquired in the purchase of our equity interest in Lab Services MSO.

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

Real Property Rental

We have determined that the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606 does not apply to rental contracts, which are within the scope of other revenue recognition accounting standards.

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

Recent Accounting Standards

For details of applicable new accounting standards, please, refer to Recent Accounting Standards in Note 3 of our condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

Real Property Rental Revenue

For the three months ended June 30, 2024, we had real property rental revenue of $327,887, as compared to $306,905 for the three months ended June 30, 2023, an increase of $20,982, or 6.8%. For the six months ended June 30, 2024, we had real property rental revenue of $642,475, as compared to $603,070 for the six months ended June 30, 2023, an increase of $39,405, or 6.5%. The increase was primarily attributable to the increase in the number of tenants occupying the building in the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. We expect that our revenue from real property rent will remain at its current level with minimal increase in the near future.

Real Property Operating Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended June 30, 2024, our real property operating expenses amounted to $285,488, as compared to $245,403 for the three months ended June 30, 2023, an increase of $40,085, or 16.3%. The increase was primarily due to an increase in repairs and maintenance fee of approximately $11,000, and an increase in utilities of approximately $32,000, offset by a decrease in other miscellaneous items of approximately $3,000.

For the six months ended June 30, 2024, our real property operating expenses amounted to $548,614, as compared to $493,848 for the six months ended June 30, 2023, an increase of $54,766, or 11.1%. The increase was primarily due to an increase in repairs and maintenance fee of approximately $22,000, an increase in utilities of approximately $27,000, and an increase in other miscellaneous items of approximately $6,000.

Real Property Operating Income

Our real property operating income for the three months ended June 30, 2024 was $42,399, representing a decrease of $19,103, or 31.1%, as compared to $61,502 for the three months ended June 30, 2023. Our real property operating income for the six months ended June 30, 2024 was $93,861, representing a decrease of $15,361, or 14.1%, as compared to $109,222 for the six months ended June 30, 2023. The decrease was primarily attributable to the increase in real property operating expenses as described above. We expect our real property operating income will remain at its current quarterly level with minimal increase in the near future.

(Loss) income from Equity Method Investment – Lab Services MSO

For the three months ended June 30, 2024 and 2023, we had loss from our investment in Lab Services MSO of $329,337 and income from our investment in Lab Services MSO of $104,651, respectively, which consists of our share of Lab Services MSO’s net loss of $162,604 and our share of Lab Services MSO’s net income of $308,395, and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $166,733 and $203,744, respectively.

For the six months ended June 30, 2024 and 2023, we had loss from our investment in Lab Services MSO of $221,868 and income from our investment in Lab Services MSO of $15,560, respectively, which consists of our share of Lab Services MSO’s net income of $111,598 and $355,134, and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $333,466 and $339,574, respectively.

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

Other Operating Expenses

For the three and six months ended June 30, 2024 and 2023, other operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Advertising and marketing expenses	$62,660	$505,217	$107,660	$1,196,970
Professional fees	444,458	998,512	886,793	2,224,751
Compensation and related benefits	357,233	454,123	710,804	905,678
Miscellaneous taxes	225,157	9,320	254,498	40,331
Research and development	-	17,810	-	110,160
Directors and officers’ liability insurance premium	69,306	103,802	138,613	207,603
Travel and entertainment	22,086	55,578	44,409	117,952
Rent and related utilities	15,414	15,973	31,006	33,261
Other general and administrative	21,111	74,186	45,635	109,771
	$1,217,425	$2,234,521	$2,219,418	$4,946,477

●	For the three months ended June 30, 2024, advertising and marketing expenses decreased by $442,557, or 87.6%, as compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, advertising and marketing expenses decreased by $1,089,310, or 91.0%, as compared to the six months ended June 30, 2023. The decrease was primarily due to decreased advertising activities in the three and six months ended June 30, 2024. We expect that our advertising and marketing expenses will decrease in the near future as we conserve cash.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, valuation service fees and other fees. For the three months ended June 30, 2024, professional fees decreased by $554,054, or 55.5%, as compared to the three months ended June 30, 2023, which was primarily attributable to a decrease in audit fees of approximately $104,000, due to the decreased audit services related to our acquisition of Lab Services MSO, a decrease in accounting fees of approximately $271,000, mainly due to the decreased accounting services related to our acquisition of Lab Services MSO, a decrease in legal service fees of approximately $133,000, mainly due to the decreased legal services related to our acquisition of Lab Services MSO, and a decrease in other miscellaneous items of approximately $46,000. For the six months ended June 30, 2024, professional fees decreased by $1,337,958, or 60.1%, as compared to the six months ended June 30, 2023, which was primarily attributable to a decrease in consulting fees of approximately $506,000, mainly due to the decrease in use of consulting service providers related to our acquisition of Lab Services MSO, a decrease in audit fees of approximately $129,000, due to the decreased audit services related to our acquisition of Lab Services MSO, a decrease in accounting fees of approximately $481,000, mainly due to the decreased accounting services related to our acquisition of Lab Services MSO, a decrease in legal service fees of approximately $253,000, mainly due to the decreased legal services related to our acquisition of Lab Services MSO, and a decrease in other miscellaneous items of approximately $83,000, offset by an increase in valuation fee for our Lab Services MSO acquisition of $114,000. We expect that our professional fees will likely remain at their current quarterly level with minimal increase in the near future.

●	For the three months ended June 30, 2024, compensation and related benefits decreased by $96,890, or 21.3%, as compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, compensation and related benefits decreased by $194,874, or 21.5%, as compared to the six months ended June 30, 2023. The decrease was primarily attributable to the decreased compensation for two of our named executive officers, David Jin and Meng Li. We expect that our compensation and related benefits will remain relatively steady, with minimal increase, in the near future.

●	For the three months ended June 30, 2024, miscellaneous taxes increased by $215,837, or 2,315.8%, as compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, miscellaneous taxes increased by $214,167, or 531.0%, as compared to the six months ended June 30, 2023. The increase was primarily attributable to increased Delaware state franchise tax. We expect that our miscellaneous taxes will decrease in the near future.

●	For the three months ended June 30, 2024, research and development expenses decreased by $17,810, or 100.0%, as compared to the three months ended June 30, 2023. For the three months ended June 30, 2024, research and development expenses decreased by $110,160, or 100.0%, as compared to the three months ended June 30, 2023. In the three and six months ended June 30, 2024, we did not incur any activity with respect to research and development projects as we redirected our funding efforts to our core business strategies discussed above.

●	For the three months ended June 30, 2024, Directors and Officers’ Liability Insurance premium decreased by $34,496, or 33.2%, as compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, Directors and Officers’ Liability Insurance premium decreased by $68,990, or 33.2%, as compared to the six months ended June 30, 2023. The decrease was mainly due to our switching to a different insurance provider, resulting in a lower premium.

●	For the three months ended June 30, 2024, travel and entertainment expense decreased by $33,492, or 60.3%, as compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, travel and entertainment expense decreased by $73,543, or 62.3%, as compared to the six months ended June 30, 2023. The decrease was mainly due to decreased business travel activities in the first half of 2024.

●	For the three months ended June 30, 2024, rent and related utilities expenses decreased by $559, or 3.5%, as compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, rent and related utilities expenses decreased by $2,255, or 6.8%, as compared to the six months ended June 30, 2023. The decrease was attributable to decreased rental rate in the first half of 2024.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, office supplies, and other miscellaneous items. For the three months ended June 30, 2024, other general and administrative expenses decreased by $53,075, or 71.5%, as compared to the three months ended June 30, 2023, which was mainly attributable to a decrease in fees paid to government agencies and Financial Industry Regulatory Authority of approximately $31,000, and a decrease in other miscellaneous items of approximately $22,000 due to our efforts at stricter controls on corporate expenditure. For the six months ended June 30, 2024, other general and administrative expenses decreased by $64,136, or 58.4%, as compared to the six months ended June 30, 2023, which was mainly attributable to a decrease in fees paid to government agencies and Financial Industry Regulatory Authority of approximately $31,000, a decrease in office supplies of approximately $11,000, and a decrease in other miscellaneous items of approximately $22,000 due to our efforts at stricter controls on corporate expenditure.

Loss from Operations

As a result of the foregoing, for the three months ended June 30, 2024, loss from operations amounted to $1,504,363, as compared to $2,068,368 for the three months ended June 30, 2023, representing a decrease of $564,005, or 27.3%.

As a result of the foregoing, for the six months ended June 30, 2024, loss from operations amounted to $2,347,425, as compared to $4,821,695 for the six months ended June 30, 2023, representing a decrease of $2,474,270, or 51.3%.

Other (Expense) Income

Other (expense) income mainly includes third party and related party interest expense, change in fair value of derivative liability, impairment of equity method investment on Epicon, and other miscellaneous expense.

Other expense, net, totaled $627,663 for the three months ended June 30, 2024, as compared to $678,689 for the three months ended June 30, 2023, a decrease of $51,026, or 7.5%, which was primarily attributable to an increase in gain from change in fair value of derivative liability of approximately $139,000, a decrease in impairment of equity method investment on Epicon of approximately $464,000, a decrease in other expense of approximately $9,000, offset by an increase in third party interest expense of approximately $561,000, mainly driven by the increase in amortization of debt discount and debt issuance costs of approximately $495,000 and the increased interest expense of approximately $66,000 from third party debts.

Other expense, net, totaled $1,152,114 for the six months ended June 30, 2024, as compared to $845,106 for the six months ended June 30, 2023, an increase of $307,008, or 36.3%, which was primarily attributable to an increase in third party interest expense of approximately $915,000, mainly driven by the increase in amortization of debt discount and debt issuance costs of approximately $745,000 and the increased interest expense of approximately $170,000 from third party debts, an increase in interest expense – related party of approximately $9,000, and an increase in other expense of approximately $17,000, offset by an increase in gain from change in fair value of derivative liability of approximately $170,000, a decrease in impairment of equity method investment on Epicon of approximately $464,000.

Income Taxes

We did not have any income taxes expense for the three and six months ended June 30, 2024 and 2023 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $2,132,026 for the three months ended June 30, 2024, as compared to $2,747,057 for the three months ended June 30, 2023, a decrease of $615,031, or 22.4%.

As a result of the factors described above, our net loss was $3,499,539 for the six months ended June 30, 2024, as compared to $5,666,801 for the six months ended June 30, 2023, a decrease of $2,167,262, or 38.2%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to our common shareholders was $2,132,026, or $0.19 per share (basic and diluted), for the three months ended June 30, 2024, as compared to $2,747,057, or $0.27 per share (basic and diluted), for the three months ended June 30, 2023, a decrease of $615,031, or 22.4%.

The net loss attributable to our common shareholders was $3,499,539, or $0.31 per share (basic and diluted), for the six months ended June 30, 2024, as compared to $5,666,801, or $0.56 per share (basic and diluted), for the six months ended June 30, 2023, a decrease of $2,167,262, or 38.2%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, and Avalon Lab is the U.S. dollar and the functional currency of Avalon Shanghai is the Chinese Renminbi (“RMB”). The financial statements of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rate of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rate for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,706 and a foreign currency translation loss of $11,011 for the three months ended June 30, 2024 and 2023, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $214 and $7,341 for the six months ended June 30, 2024 and 2023, respectively. This non-cash gain/loss had the effect of decreasing/increasing our reported comprehensive loss in each respective period.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $2,129,320 and $2,758,068 for the three months ended June 30, 2024 and 2023, respectively.

As a result of our foreign currency translation adjustment, we had comprehensive loss of $3,499,753 and $5,674,142 for the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

We have a limited operating history and our continued growth is dependent upon the continuation of generating rental revenue from our income-producing real estate property in New Jersey and income from equity method investment through our equity interest in Lab Services MSO, as well as obtaining additional financing to fund future obligations and pay liabilities arising from ordinary course business operations. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the release date of this Quarterly Report on Form 10-Q. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in our efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. As described below, we have raised additional capital through the sale of equity and debt and we plan to raise additional capital in the future through the sale of equity or debt to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, if at all.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations as they come due and otherwise operate on an ongoing basis. At June 30, 2024 and December 31, 2023, we had a cash balance of approximately $201,000 and $285,000, respectively. These funds are kept in financial institutions located as follows:

Country:	June 30, 2024		December 31, 2023
United States	$196,737	98.1%	$280,197	98.2%
China	3,835	1.9%	5,203	1.8%
Total cash	$200,572	100.0%	$285,400	100.0%

The following table sets forth a summary of changes in our working capital deficit from December 31, 2023 to June 30, 2024:

	June 30,	December 31,	Changes in
	2024	2023	Amount	Percentage
Working capital deficit:
Total current assets	$712,881	$850,867	$(137,986)	(16.2)%
Total current liabilities	8,593,186	6,762,686	1,830,500	27.1%
Working capital deficit	$(7,880,305)	$(5,911,819)	$(1,968,486)	33.3%

Our working capital deficit increased by $1,968,486 to $7,880,305 at June 30, 2024 from $5,911,819 at December 31, 2023. The increase in working capital deficit was primarily attributable to a decrease in rent receivable of approximately $108,000 driven by collection efforts in the six months ended June 30, 2024, an increase in accrued liabilities and other payables of approximately $177,000 mainly due to the increase in accrued Delaware state franchise tax in the six months ended June 30, 2024, an increase in accrued liabilities and other payables – related parties of approximately $515,000 mainly due to our equity method investment payable paid by a related party on our behalf, a significant increase in advance from pending sale of noncontrolling interest – related party of approximately $2,001,000 resulting from advance received in connection with the membership interest purchase agreement entered into in November 2023 in the six months ended June 30, 2024, and an increase in derivative liability of approximately $268,000 mainly due to warrants issued with convertible debts financing in the six months ended June 30, 2024, offset by a decrease in accrued professional fees of approximately $177,000 resulting from payments made to our professional service providers in the six months ended June 30, 2024, a decrease in equity method investment payable of approximately $667,000 resulting from payment of $100,000 made to investee and payment of approximately $567,000 made by a related party on our behalf in the first half of 2024, and a decrease in convertible note payable, net, of approximately $240,000 mainly due to the repayments made to lenders of $3,100,000 in the first half of 2024 which were netted off against the amortization of debt issuance costs and debt discount of approximately $475,000, offset by the issuances of March 2024 Convertible Note and June 2024 Convertible Note with principal of $3,545,000 in the first half of 2024 (as described below) which were netted off against the remaining balances of debt issuance costs and debt discount of approximately $1,160,000.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flows for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The following table summarizes the key components of our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(1,997,616)	$(4,359,759)
Net cash used in investing activities	(100,000)	(22,201)
Net cash provided by financing activities	2,010,577	3,046,564
Effect of exchange rate on cash	2,211	(2,323)
Net decrease in cash	$(84,828)	$(1,337,719)

Net cash flow used in operating activities for the six months ended June 30, 2024 was $1,997,616, which primarily reflected our consolidated net loss of approximately $3,500,000, and the non-cash items adjustment, primarily consisting of change in fair market value of derivative liability of approximately $212,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in accrued liabilities and other payables of approximately $151,000 resulting from payments made to our vendors in the first half of 2024, offset by a decrease in rent receivable of approximately $113,000 driven by our collection efforts, and the non-cash items adjustment, primarily consisting of stock-based compensation and service expense of approximately $150,000, loss from equity method investment of approximately $222,000, distribution of earnings from equity method investment of approximately $473,000, and amortization of debt issuance costs and debt discount of approximately $837,000.

Net cash flow used in operating activities for the six months ended June 30, 2023 was $4,359,759, which primarily reflected our consolidated net loss of approximately $5,667,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in accrued liabilities and other payables of approximately $231,000, due to payments made to vendors in the six months ended June 30, 2023, offset by the non-cash items adjustment, primarily consisting of depreciation of approximately $123,000, stock-based compensation and service expense of approximately $867,000, and impairment of equity method investment of approximately $464,000.

We expect our cash used in operating activities to increase in the next 12 months due to the following:

●	the development and commercialization of new products; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities was $100,000 for the six months ended June 30, 2024, as compared to $22,201 for the six months ended June 30, 2023. During the six months ended June 30, 2024, we paid $100,000 for the acquisition of a 40% interest in Lab Services MSO. During the six months ended June 30, 2023, we paid approximately $22,000 for the purchase of property and equipment.

Net cash flow provided by financing activities was $2,010,577 for the six months ended June 30, 2024, as compared to $3,046,564 for the six months ended June 30, 2023. During the six months ended June 30, 2024, we received net proceeds from the issuance of convertible debts and warrants of approximately $3,110,000 (net of original issue discount of approximately $177,000 and cash paid for convertible note issuance costs of approximately $258,000), and an advance from the pending sale of a noncontrolling interest in a subsidiary of approximately $2,001,000, offset by repayments made for convertible debt of $3,100,000. During the six months ended June 30, 2023, we received proceeds from related party borrowings of $850,000 and net proceeds from issuance of convertible debt and warrants of $1,261,000 (net of original issue discount of $75,000 and cash paid for convertible note issuance costs of $164,000), and net proceeds from issuance of a balloon promissory note of $936,000 (net of cash paid for promissory note issuance costs of approximately $64,000).

The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance our current business;

●	the use of capital for acquisitions and the development of business opportunities; and

●	the cost of being a public company.

August 2019 Credit Facility

In the third quarter of 2019, we entered into a $20 million credit facility (the “Line of Credit”) provided by our Chairman of the Board and a significant (and our largest) stockholder, Wenzhao Lu. The Line of Credit bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. As of June 30, 2024, we had used approximately $6.8 million of the Line of Credit and had approximately $13.2 million remaining available under the Line of Credit.

ATM

In June 2023, we entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) under which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $3.5 million. From July 1, 2023 to August 16, 2024, we sold an aggregate of 4,684,278 shares of our common stock at an average price of $0.75 per share to investors pursuant to the Sales Agreement, and received net cash proceeds of $3,388,251, net of cash paid for Roth’s commissions and other fees of $104,992.

March 2024 Convertible Note Financing

In March 2024, we entered into a security purchase agreement with a lender (the “March 2024 Lender”) and closed on the issuance of a 13.0% senior secured convertible promissory note in the principal amount of $700,000 (the “March 2024 Convertible Note”), as well as the issuance of 105,000 shares of common stock as a commitment fee and warrants for the purchase of up to 252,404 shares of our common stock. We and our subsidiaries also entered into security agreements in connection with issuance of the March 2024 Convertible Note, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of our obligations under the March 2024 Convertible Note.

June 2024 Convertible Note Financing

In June 2024, we entered into a security purchase agreement with a lender (the “June 2024 Lender”) and closed on the issuance of a 13.0% senior secured convertible promissory note in the principal amount of $2,845,000 (the “June 2024 Convertible Note”), as well as the issuance of 402,000 shares of common stock as a commitment fee and warrants for the purchase of up to 2,200,000 shares of our common stock. We and our subsidiaries also entered into security agreements in connection with issuance of the June 2024 Convertible Note, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of our obligations under the June 2024 Convertible Note.

We estimate that, based on current plans and assumptions, our available cash will be insufficient to satisfy our cash requirements under our present operating expectations through cash flow provided by operations, and cash available under our ATM, the Line of Credit and sales of equity. Other than funds received as described above and cash resources generated from our operations, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. Therefore, our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

Foreign Currency Exchange Rate Risk

We ceased all operations in China in 2022, with the exception of a small administrative office. We did not during the six months ended June 30, 2024, and do not expect in the foreseeable future, to generate any additional revenue from PRC operations. Thus, exchange rate fluctuations between the RMB and the U.S. dollar do not have a material effect on us. For the three months ended June 30, 2024 and 2023, we had an unrealized foreign currency translation gain of approximately $2,700 and an unrealized foreign currency translation loss of approximately $11,000, respectively, because of changes in the exchange rate. For the six months ended June 30, 2024 and 2023, we had an unrealized foreign currency translation loss of approximately $200 and $7,300, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenues and operating results was not significant for the six months ended June 30, 2024 and 2023.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, our management, including our principal executive officer and principal financial officer, carried out an evaluation, as of June 30, 2024, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses that were previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 15, 2024, that have not yet been remediated. Management’s plan to remediate these material weaknesses is described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 15, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 15, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2024, we issued 402,000 shares of our common stock as a commitment fee and warrants for the purchase of up to 2,200,000 shares of our common stock in connection with the issuance of the June 2024 Convertible Note to the June 2024 Lender.

In June 2024, we issued a five-year warrant to purchase 80,000 shares of our common stock with an exercise price of $0.65 as a finder’s fee in connection with our convertible note offering in June 2024.

In August 2024, the Company issued 250,000 shares of its common stock for services rendered and to be rendered. These shares were valued at $112,500, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded stock-based compensation expense of $112,500.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended June 30, 2024, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the exhibit index included herewith and are incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Securities Purchase Agreement, dated June 5, 2024, between Avalon GloboCare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024).
10.2	Security Agreement, dated June 5, 2024, among Avalon GloboCare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Genexosome Technologies Inc., International Exosome Association LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024).
10.3	Senior Secured Promissory Note, dated June 5, 2024, between Avalon GloboCare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024).
10.4	First Warrant, dated June 5, 2024, between Avalon GloboCare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024).
10.5	Second Warrant, dated June 5, 2024, between Avalon GloboCare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024).
10.6	Mortgage and Security Agreement, dated June 5, 2024, between Avalon GloboCare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024).
* 31.1	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
** 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
** 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.

	By:	/s/ David K. Jin
Dated: August 19, 2024	Name:	David K. Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Ingargiola
Dated: August 19, 2024	Name:	Luisa Ingargiola
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)