Form 10-Q
period 2024-09-30
Avalon GloboCare Corp.
filed 2024-11-12
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-38728

AVALON GLOBOCARE CORP.

(Exact name of registrant as specified in its charter)

Delaware	47--1685128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Route 9 South, Suite 3100 Freehold, New Jersey	07728
(Address of principal executive offices)	(Zip Code)

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

As of November 11, 2024, 1,094,221 shares of common stock, $0.0001 par value per share, were outstanding.

AVALON GLOBOCARE CORP.

FORM 10-Q

For the Quarterly Period Ended September 30, 2024

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,024,197	$285,400
Rent receivable	77,667	197,473
Prepaid expense and other current assets	294,957	367,994

Total Current Assets	1,396,821	850,867

NON-CURRENT ASSETS:
Operating lease right-of-use assets, net	37,149	128,250
Property and equipment, net	31,163	38,083
Investment in real estate, net	7,064,892	7,191,404
Equity method investments, net	10,813,355	12,095,020
Other non-current assets	207,253	278,912

Total Non-current Assets	18,153,812	19,731,669

Total Assets	$19,550,633	$20,582,536

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$613,466	$1,804,100
Accrued research and development fees	153,772	208,772
Accrued payroll liability and compensation	387,700	588,722
Accrued litigation settlement	373,450	450,000
Accrued liabilities and other payables	560,915	272,915
Accrued liabilities and other payables - related parties	713,279	206,458
Operating lease obligation	43,149	129,396
Advance from pending sale of noncontrolling interest - related party	2,508,159	485,714
Equity method investment payable	-	666,667
Derivative liability	123,506	24,796
Note payable, net	4,718,584	-
Convertible note payable, net	2,136,193	1,925,146

Total Current Liabilities	12,332,173	6,762,686

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	-	4,855
Note payable, net - noncurrent portion	967,056	5,596,219
Loan payable - related party	850,000	850,000

Total Non-current Liabilities	1,817,056	6,451,074

Total Liabilities	14,149,229	13,213,760

Commitments and Contingencies (Note 15)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 9,000 shares issued and outstanding at September 30, 2024 and December 31, 2023
Liquidation preference $9 million at September 30, 2024	9,000,000	9,000,000
Series B Convertible Preferred Stock, 11,000 shares issued and outstanding at September 30, 2024 and December 31, 2023
Liquidation preference $11 million at September 30, 2024	11,000,000	11,000,000
Common stock, $0.0001 par value; 490,000,000 shares authorized; 1,097,688 shares issued and 1,094,221 shares outstanding at September 30, 2024; 736,769 shares issued and 733,302 shares outstanding at December 31, 2023	110	74
Additional paid-in capital	71,094,584	67,886,082
Less: common stock held in treasury, at cost;
3,467 shares at September 30, 2024 and December 31, 2023	(522,500)	(522,500)
Accumulated deficit	(84,948,470)	(79,769,731)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss	(228,898)	(231,727)
Total Avalon GloboCare Corp. stockholders' equity	5,401,404	7,368,776
Noncontrolling interest	-	-

Total Equity	5,401,404	7,368,776

Total Liabilities and Equity	$19,550,633	$20,582,536

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

REAL PROPERTY RENTAL REVENUE	$345,159	$331,290	$987,634	$934,360

REAL PROPERTY OPERATING EXPENSES	245,528	288,083	794,142	781,931

REAL PROPERTY OPERATING INCOME	99,631	43,207	193,492	152,429

(LOSS) INCOME FROM EQUITY METHOD INVESTMENT - LAB SERVICES MSO	(447,909)	354,500	(669,777)	370,060

OTHER OPERATING EXPENSES:
Advertising and marketing expenses	144,734	437,750	252,394	1,634,720
Professional fees	303,332	435,144	1,190,125	2,659,895
Compensation and related benefits	343,360	469,959	1,054,164	1,375,637
Other general and administrative expenses	130,257	195,990	644,418	815,068

Total Other Operating Expenses	921,683	1,538,843	3,141,101	6,485,320

LOSS FROM OPERATIONS	(1,269,961)	(1,141,136)	(3,617,386)	(5,962,831)

OTHER (EXPENSE) INCOME
Interest expense - amortization of debt discount and debt issuance costs	(278,811)	(199,136)	(1,115,433)	(290,794)
Interest expense - other	(257,722)	(229,144)	(726,776)	(527,702)
Interest expense - related party	(10,712)	(10,712)	(31,904)	(23,000)
Change in fair value of derivative liability	169,209	87,173	380,758	128,894
Impairment of equity method investment - Epicon	-	-	-	(464,406)
Other (expense) income	(31,203)	7,880	(67,998)	(12,037)

Total Other Expense, net	(409,239)	(343,939)	(1,561,353)	(1,189,045)

LOSS BEFORE INCOME TAXES	(1,679,200)	(1,485,075)	(5,178,739)	(7,151,876)

INCOME TAXES	-	-	-	-

NET LOSS	$(1,679,200)	$(1,485,075)	$(5,178,739)	$(7,151,876)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(1,679,200)	$(1,485,075)	$(5,178,739)	$(7,151,876)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(1.82)	$(2.06)	$(6.45)	$(10.34)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	924,431	719,699	802,983	691,496

COMPREHENSIVE LOSS:
NET LOSS	$(1,679,200)	$(1,485,075)	$(5,178,739)	$(7,151,876)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	3,043	(8,685)	2,829	(16,026)
COMPREHENSIVE LOSS	(1,676,157)	(1,493,760)	(5,175,910)	(7,167,902)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(1,676,157)	$(1,493,760)	$(5,175,910)	$(7,167,902)

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2024

(Unaudited)

	Avalon GloboCare Corp. Stockholders' Equity
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Treasury Stock				Accumulated
							Additional					Other
	Number of		Number of		Number of		Paid-in	Number of		Accumulated	Statutory	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2024	9,000	$9,000,000	11,000	$11,000,000	736,769	$74	$67,886,082	(3,467)	$(522,500)	$(79,769,731)	$6,578	$(231,727)	$-	$7,368,776

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	7,000	1	41,999	-	-	-	-	-	-	42,000

Stock-based compensation	-	-	-	-	-	-	13,533	-	-	-	-	-	-	13,533

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(2,920)	-	(2,920)

Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	-	-	-	(1,367,513)	-	-	-	(1,367,513)

Balance, March 31, 2024	9,000	9,000,000	11,000	11,000,000	743,769	75	67,941,614	(3,467)	(522,500)	(81,137,244)	6,578	(234,647)	-	6,053,876

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	26,800	2	278,544	-	-	-	-	-	-	278,546

Stock-based compensation	-	-	-	-	-	-	12,256	-	-	-	-	-	-	12,256

Beneficial conversion feature related to convertible note payable	-	-	-	-	-	-	201,595	-	-	-	-	-	-	201,595

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	2,706	-	2,706

Net loss for the three months ended June 30, 2024	-	-	-	-	-	-	-	-	-	(2,132,026)	-	-	-	(2,132,026)

Balance, June 30, 2024	9,000	9,000,000	11,000	11,000,000	770,569	77	68,434,009	(3,467)	(522,500)	(83,269,270)	6,578	(231,941)	-	4,416,953

Sale of common stock, net	-	-	-	-	281,843	28	2,544,283	-	-	-	-	-	-	2,544,311

To correct beneficial conversion feature related to convertible note payable	-	-	-	-	-	-	(201,595)	-	-	-	-	-	-	(201,595)

Issuance of common stock for services	-	-	-	-	45,153	5	306,345	-	-	-	-	-	-	306,350

Stock-based compensation	-	-	-	-	-	-	11,542	-	-	-	-	-	-	11,542

Shares issued for adjustments for 1:15 reverse split	-	-	-	-	123	-	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	3,043	-	3,043

Net loss for the three months ended September 30, 2024	-	-	-	-	-	-	-	-	-	(1,679,200)	-	-	-	(1,679,200)

Balance, September 30, 2024	9,000	$9,000,000	11,000	$11,000,000	1,097,688	$110	$71,094,584	(3,467)	$(522,500)	$(84,948,470)	$6,578	$(228,898)	$-	$5,401,404

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2023

(Unaudited)

	Avalon GloboCare Corp. Stockholders' Equity
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Treasury Stock				Accumulated
							Additional					Other
	Number of		Number of		Number of		Paid-in	Number of		Accumulated	Statutory	Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2023	9,000	$9,000,000	-	$-	667,572	$67	$65,950,661	(3,467)	$(522,500)	$(63,062,721)	$6,578	$(213,137)	$-	$11,158,948

Issuance of Series B Convertible Preferred Stock for equity method investment	-	-	11,000	11,000,000	-	-	-	-	-	-	-	-	-	11,000,000

Issuance of common stock for services	-	-	-	-	13,515	1	463,375	-	-	-	-	-	-	463,376

Stock-based compensation	-	-	-	-	-	-	68,262	-	-	-	-	-	-	68,262

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	3,670	-	3,670

Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	-	-	(2,919,744)	-	-	-	(2,919,744)

Balance, March 31, 2023	9,000	9,000,000	11,000	11,000,000	681,087	68	66,482,298	(3,467)	(522,500)	(65,982,465)	6,578	(209,467)	-	19,774,512

To correct shares issued for adjustments for 1:10 reverse split	-	-	-	-	3,333	-	-	-	-	-	-	-	-	-

Issuance of common stock for services	-	-	-	-	10,573	1	536,279	-	-	-	-	-	-	536,280

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	5,000	1	146,999	-	-	-	-	-	-	147,000

Stock-based compensation	-	-	-	-	-	-	112,015	-	-	-	-	-	-	112,015

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(11,011)	-	(11,011)

Net loss for the three months ended June 30, 2023	-	-	-	-	-	-	-	-	-	(2,747,057)	-	-	-	(2,747,057)

Balance, June 30, 2023	9,000	9,000,000	11,000	11,000,000	699,993	70	67,277,591	(3,467)	(522,500)	(68,729,522)	6,578	(220,478)	-	17,811,739

Sale of common stock, net	-	-	-	-	30,442	3	414,393	-	-	-	-	-	-	414,396

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	1,667	-	35,500	-	-	-	-	-	-	35,500

Stock-based compensation	-	-	-	-	-	-	54,653	-	-	-	-	-	-	54,653

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(8,685)	-	(8,685)

Net loss for the three months ended September 30, 2023	-	-	-	-	-	-	-	-	-	(1,485,075)	-	-	-	(1,485,075)

Balance, September 30, 2023	9,000	$9,000,000	11,000	$11,000,000	732,102	$73	$67,782,137	(3,467)	$(522,500)	$(70,214,597)	$6,578	$(229,163)	$-	$16,822,528

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,178,739)	$(7,151,876)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	133,438	167,390
Change in straight-line rent receivable	17,345	(7,227)
Amortization of operating lease right-of-use asset	90,648	89,731
Stock-based compensation and service expense	254,802	1,056,214
Loss (income) from equity method investments	669,777	(351,496)
Distribution of earnings from equity method investment	611,888	-
Impairment of equity method investment - Epicon	-	464,406
Amortization of debt issuance costs and debt discount	1,115,433	290,794
Change in fair market value of derivative liability	(380,758)	(128,894)
Changes in operating assets and liabilities:
Rent receivable	131,700	31,848
Security deposit	-	398
Deferred leasing costs	25,052	25,051
Prepaid expense and other assets	(54,683)	(29,393)
Accrued liabilities and other payables	(1,176,402)	(140,442)
Accrued liabilities and other payables - related parties	(59,846)	59,481
Operating lease obligation	(90,648)	(84,387)

NET CASH USED IN OPERATING ACTIVITIES	(3,890,993)	(5,708,402)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(22,171)
Payment for equity interest purchase	(100,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(100,000)	(22,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - related party	-	850,000
Proceeds from issuance of convertible debts and warrants	3,367,750	1,900,000
Payments of convertible debts issuance costs	(282,700)	(210,500)
Repayments of convertible debts	(3,100,000)	-
Proceeds from issuance of balloon promissory note	-	1,000,000
Payments of balloon promissory note issuance costs	-	(64,436)
Advance from pending sale of noncontrolling interest in subsidiary	2,022,445	-
Proceeds from equity offering	2,857,852	635,391
Disbursements for equity offering costs	(138,405)	(19,132)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,726,942	4,091,323

EFFECT OF EXCHANGE RATE ON CASH	2,848	(9,889)

NET INCREASE (DECREASE) IN CASH	738,797	(1,649,139)

CASH - beginning of period	285,400	1,990,910

CASH - end of period	$1,024,197	$341,771

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$712,235	$442,222

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$28,879	$58,500
Common stock issued for accrued liabilities	$60,000	$164,871
Reclassification of advances for equity interest purchase to equity method investment	$-	$9,000,000
Series B Convertible Preferred Stock issued related to equity method investment	$-	$11,000,000
Accrued purchase price related to equity method investment	$-	$1,000,000
Warrants issued as convertible notes payable finder's fee	$40,900	$13,597
Warrants issued with convertible notes payable recorded as debt discount	$438,568	$156,345
Common stock issued as convertible notes payable commitment fee	$320,546	$182,500
Deferred financing costs in accrued liabilities	$-	$152,892
Equity method investment payable paid by a related party	$566,667	$-
Reclassification of deferred offering costs	$175,136	$-

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

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of September 30, 2024, the occupancy rate of the building is 98.5%.

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

On May 1, 2024, the Company formed a wholly owned subsidiary, Q&A Distribution LLC (“Q&A Distribution”), a Texas company. Q&A Distribution is engaged in distribution of KetoAir device.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these condensed consolidated financial statements as of September 30, 2024 are as follows:

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a working capital deficit of approximately $10,935,000 at September 30, 2024 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $5,179,000 and $3,891,000 for the nine months ended September 30, 2024, respectively.

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

Significant estimates during the three and nine months ended September 30, 2024 and 2023 include the useful life of investment in real estate and intangible assets, the assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable, and the fair value of the consideration given and assets acquired in the purchase of 40% of Lab Services MSO.

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

Derivative liability. Derivative liability is carried at fair value and measured on an ongoing basis. The table below reflects the activity of derivative liability measured at fair value for the nine months ended September 30, 2024:

Significant Unobservable Inputs (Level 3)
Balance of derivative liability as of January 1, 2024	$24,796
Initial fair value of derivative liability attributable to warrants issuance with March and June 2024 fund raises	479,468
Gain from change in the fair value of derivative liability	(380,758)
Balance of derivative liability as of September 30, 2024	$123,506

Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities include equity method investment that is written down to fair value when it is impaired.

Equity method investment in Laboratory Services MSO, LLC The factors used to determine fair value are subject to management’s judgment and expertise. These assumptions represent Level 3 inputs. Impairment of equity method investment in Laboratory Services MSO, LLC for the nine months ended September 30, 2024 was $259,579.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

At September 30, 2024 and December 31, 2023, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2024		December 31, 2023
United States	$1,018,477	99.4%	$280,197	98.2%
China	5,720	0.6%	5,203	1.8%
Total cash	$1,024,197	100.0%	$285,400	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2024 and December 31, 2023.

Credit Risk and Uncertainties

The Company maintains a portion of its cash on deposits with bank and financial institution within the U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At September 30, 2024, the Company’s cash balances in United States bank accounts had approximately $514,000 in excess of the federally-insured limits.

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

The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. Impairment of equity method investment amounted to $259,579 and $0 for the nine months ended September 30, 2024 and 2023, respectively. See Note 5 for discussion of equity method investments.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three and nine months ended September 30, 2024 and 2023, potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible preferred stock and convertible notes (using the if-converted method) and exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	52,612	58,154	52,612	58,154
Warrants to purchase common stock	189,274	20,264	189,274	20,264
Series A convertible preferred stock (*)	60,000	60,000	60,000	60,000
Series B convertible preferred stock (**)	194,004	194,004	194,004	194,004
Convertible notes (***)	252,889	29,630	343,022	29,630
Potentially dilutive securities	748,779	362,052	838,912	362,052

(*)	Assumed the Series A convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $150.00 per share.
(**)	Assumed the Series B convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $56.70 per share.
(***)	Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $67.50 and $22.50 and $15.00 and $11.25 per share for the three and nine months ended September 30, 2024. Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $67.50 per share for the three and nine months ended September 30, 2023.

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

On February 9, 2023, the Company purchased 40% of Lab Services MSO. Commencing from the purchase date, February 9, 2023, the Company is active in the management of Lab Services MSO. During the three and nine months ended September 30, 2024 and 2023, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment (which commenced with the purchase date, February 9, 2023) since Lab Services MSO’s operating results are regularly reviewed by the Company’s chief operating decision maker to determine the resources to be allocated to the segment and assess its performance. The Company regularly reviews the operating results and performance of Lab Services MSO, for which the Company accounts for under the equity method.

Reverse Stock Split

The Company effectuated a 1-for-15 reverse stock split of its outstanding shares of common stock on October 28, 2024. The reverse split did not change the par value of common stock. All references in these condensed consolidated financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the reverse stock split.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2020-06 did not have a material effect on the Company’s consolidated financial statements and related disclosures.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

At September 30, 2024 and December 31, 2023, prepaid expense and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Advance to supplier	$72,713	$-
Prepaid professional fees	52,848	33,062
Prepaid directors and officers’ liability insurance premium	6,648	27,192
Prepaid NASDAQ listing fee	16,375	-
Deferred offering costs	-	175,136
Deferred leasing costs	33,402	33,402
Security deposit	18,358	-
Due from broker	32,576	37,187
Others	62,037	62,015
Total	$294,957	$367,994

NOTE 5 – EQUITY METHOD INVESTMENTS

On February 9, 2023 (the “Closing Date”), the Company entered into and closed an Amended and Restated Membership Interest Purchase Agreement (the “Amended MIPA”), by and among Avalon Lab, SCBC Holdings LLC (the “Seller”), the Zoe Family Trust, Bryan Cox and Sarah Cox as individuals (each an “Owner” and collectively, the “Owners”), and Lab Services MSO.

Pursuant to the terms and conditions set forth in the Amended MIPA, Avalon Lab acquired from the Seller, 40% of the issued and outstanding equity interests of Lab Services MSO (the “Purchased Interests”). The consideration paid by Avalon Lab to Seller for the Purchased Interests consisted of $20,666,667, which was comprised of (i) $9,000,000 in cash, (ii) $11,000,000 pursuant to the issuance of 11,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), stated value $1,000 (the “Series B Stated Value”), which approximated the fair value, and (iii) a $666,667 cash payment on February 9, 2024. The Series B Preferred Stock is convertible into shares of the Company’s common stock at a conversion price per share equal to $56.70, which approximated the market price at the date of closing, or an aggregate of 194,004 shares of the Company’s common stock, which are subject to a lock-up period and restrictions on sale.

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

Intangible assets consist of the valuation of identifiable intangible assets acquired, representing trade names and customers relationships, which are being amortized on a straight-line method over the estimated useful life of 15 years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. For the three months ended September 30, 2024 and 2023, amortization expense of these intangible assets amounted to $166,733 and $203,744, respectively, which was included in (loss) income from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2024 and for the period from February 9, 2023 (date of investment) through September 30, 2023, amortization expense of these intangible assets amounted to $500,199 and $543,318, respectively, which was included in (loss) income from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss.

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in the business acquisition of Lab Services MSO incurred on February 9, 2023. Goodwill is not amortized but is tested for impairment at least once annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

In September 2024, the Company assessed its equity method investment in Laboratory Services MSO, LLC for any impairment and concluded that there were indicators of impairment as of September 30, 2024. The Company calculated that the estimated undiscounted cash flows of goodwill were less than the carrying amount of goodwill related to the equity method investment. The Company has recognized an impairment loss of $259,579 related to the equity method investment for the nine months ended September 30, 2024.

For the three months ended September 30, 2024 and 2023, the Company’s share of Lab Services MSO’s net loss was $21,597 and $558,244, respectively, which was included in (loss) income from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss.

For the nine months ended September 30, 2024 and for the period from February 9, 2023 (date of investment) through September 30, 2023, the Company’s share of Lab Services MSO’s net income was $90,001 and $913,378, respectively, which was included in (loss) income from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss.

In the nine months ended September 30, 2024, activity recorded for the Company’s equity method investment in Lab Services MSO is summarized in the following table:

Equity investment carrying amount at January 1, 2024	$12,095,020
Lab Services MSO’s net income attributable to the Company	90,001
Intangible assets amortization amount	(500,199)
Distribution of earnings from equity investment	(611,888)
Impairment of goodwill	(259,579)
Equity investment carrying amount at September 30, 2024	$10,813,355

As of September 30, 2024, the Company’s carrying value of the identified intangible assets and goodwill which are included in the equity investment carrying amount was $8,892,445 and $0, respectively. As of December 31, 2023, the Company’s carrying value of the identified intangible assets and goodwill which are included in the equity investment carrying amount was $9,392,644 and $259,579, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENTS (continued)

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	September 30, 2024	December 31, 2023
Current assets	$3,740,343	$4,930,254
Noncurrent assets	4,098,527	5,228,044
Current liabilities	603,078	828,713
Noncurrent liabilities	4,350,525	4,104,183
Equity	2,885,267	5,225,402

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Period from February 9, 2023 (Date of Investment) through September 30, 2023
Net revenue	$3,854,502	$3,485,337	$9,918,003	$9,147,554
Gross profit	1,412,590	1,607,102	2,727,069	3,634,508
Income (loss) from operation	140,108	1,014,236	(350,223)	1,710,118
Net (loss) income	(53,994)	1,395,611	225,001	2,283,446

NOTE 6 – CONVERTIBLE NOTE PAYABLE

May 2023 Convertible Note

On May 23, 2023, the Company entered into securities purchase agreements with Mast Hill Fund, L.P. (“Mast Hill”) for the issuance of 13.0% senior secured promissory notes in the aggregate principal amount of $1,500,000 (collectively, the “May 2023 Convertible Note”) convertible into shares of the Company’s common stock, as well as the issuance of 5,000 shares of common stock as a commitment fee and warrants for the purchase of 15,366 shares of common stock of the Company. The Company and its subsidiaries also entered into a security agreement, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the May 2023 Convertible Note. Principal amount and interest under the May 2023 Convertible Note were convertible into shares of common stock of the Company at a conversion price of $67.50 per share unless the Company failed to make an amortization payment when due, in which case the conversion price would be the lower of $67.50 or the trading price of the shares, subject to a floor of $22.50.

Mast Hill acquired the May 2023 Convertible Note with principal amount of $1,500,000 and paid the purchase price of $1,425,000 after an original issue discount of $75,000. On May 23, 2023, the Company issued (i) a warrant to purchase 8,333 shares of common stock with an exercise price of $67.50 exercisable until the five-year anniversary of May 23, 2023 (“First Warrant”), (ii) a warrant to purchase 7,033 shares of common stock with an exercise price of $48.00 exercisable until the five-year anniversary of May 23, 2023 (“Second Warrant”).The Second Warrant was never fair valued and was cancelled and extinguished against payment of the May 2023 Convertible Note, and (iii) 5,000 shares of common stock as a commitment fee for the purchase of the May 2023 Convertible Note, which were earned in full as of May 23, 2023. On May 23, 2023, the Company delivered such duly executed May 2023 Convertible Note, warrants and common stock to Mast Hill against delivery of such purchase price.

The Company was obligated to make amortization payments in cash to Mast Hill toward the repayment of the May 2023 Convertible Note, as described in the May 2023 Convertible Note. As of September 30, 2024, the May 2023 Convertible Note was repaid in full.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (continued)

July 2023 Convertible Note

On July 6, 2023, the Company entered into securities purchase agreements with FirstFire Global Opportunities Fund, LLC (“FirstFire”) for the issuance of 13.0% senior secured promissory notes in the aggregate principal amount of $500,000 (collectively, the “July 2023 Convertible Note”) convertible into shares of the Company’s common stock, as well as the issuance of 1,667 shares of common stock as a commitment fee and warrants for the purchase of 5,122 shares of common stock of the Company. The Company and its subsidiaries also entered into a security agreement, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the July 2023 Convertible Note. Principal amount and interest under the July 2023 Convertible Note were convertible into shares of common stock of the Company at a conversion price of $67.50 per share unless the Company failed to make an amortization payment when due, in which case the conversion price would be the lower of $67.50 or the trading price of the shares, subject to a floor of $22.50.

FirstFire acquired the July 2023 Convertible Note with principal amount of $500,000 and paid the purchase price of $475,000 after an original issue discount of $25,000. On July 6, 2023, the Company issued (i) a warrant to purchase 2,778 shares of common stock with an exercise price of $67.50 exercisable until the five-year anniversary of July 6, 2023 (“First Warrant”), (ii) a warrant to purchase 2,344 shares of common stock with an exercise price of $48.00 exercisable until the five-year anniversary of July 6, 2023 (“Second Warrant”). The Second Warrant was never fair valued and was cancelled and extinguished against payment of the July 2023 Convertible Note, and (iii) 1,667 shares of common stock as a commitment fee for the purchase of the July 2023 Convertible Note, which were earned in full as of July 6, 2023. On July 6, 2023, the Company delivered such duly executed July 2023 Convertible Note, warrants and common stock to FirstFire against delivery of such purchase price.

The Company was obligated to make amortization payments in cash to FirstFire toward the repayment of the July 2023 Convertible Note, as described in the July 2023 Convertible Note. As of September 30, 2024, the July 2023 Convertible Note was repaid in full.

October 2023 Convertible Note

On October 9, 2023, the Company entered into securities purchase agreements with Mast Hill and FirstFire for the issuance of 13.0% senior secured promissory notes in the aggregate principal amount of $700,000 (collectively, the “October 2023 Convertible Note”) convertible into shares of the Company’s common stock, as well as the issuance of 4,666 shares of common stock as a commitment fee and warrants for the purchase of 12,834 shares of common stock of the Company. The Company and its subsidiaries also entered into that certain security agreements, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the October 2023 Convertible Note. Principal amount and interest under the October 2023 Convertible Note were convertible into shares of common stock of the Company at a conversion price of $22.50 per share unless the Company failed to make an amortization payment when due, in which case the conversion price would be the lower of $22.50 or the market price (as defined in the October 2023 Convertible Note) of the shares.

Mast Hill acquired the October 2023 Convertible Note with principal amount of $350,000 and paid the purchase price of $332,500 after an original issue discount of $17,500. On October 9, 2023, the Company issued (i) a warrant to purchase 3,500 shares of common stock with an exercise price of $37.50 exercisable until the five-year anniversary of October 9, 2023 (“First Warrant”), (ii) a warrant to purchase 2,917 shares of common stock with an exercise price of $27.00 exercisable until the five-year anniversary of October 9, 2023 (“Second Warrant”). The Second Warrant was never fair valued and was cancelled and extinguished against payment of the October 2023 Convertible Note, and (iii) 2,333 shares of common stock as a commitment fee for the purchase of the October 2023 Convertible Note, which were earned in full as of October 9, 2023. On October 9, 2023, the Company delivered such duly executed October 2023 Convertible Note, warrants and common stock to Mast Hill against delivery of such purchase price.

The Company was obligated to make amortization payments in cash to Mast Hill toward the repayment of the October 2023 Convertible Note, as described in the October 2023 Convertible Note. As of September 30, 2024, the October 2023 Convertible Note was repaid in full.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (continued)

October 2023 Convertible Note (continued)

FirstFire acquired the October 2023 Convertible Note with principal amount of $350,000 and paid the purchase price of $332,500 after an original issue discount of $17,500. On October 9, 2023, the Company issued (i) a warrant to purchase 3,500 shares of common stock with an exercise price of $37.50 exercisable until the five-year anniversary of October 9, 2023 (“First Warrant”), (ii) a warrant to purchase 2,917 shares of common stock with an exercise price of $27.00 exercisable until the five-year anniversary of October 9, 2023 (“Second Warrant”). The Second Warrant was never fair valued and was cancelled and extinguished against payment of the October 2023 Convertible Note, and (iii) 2,333 shares of common stock as a commitment fee for the purchase of the October 2023 Convertible Note, which were earned in full as of October 9, 2023. On October 9, 2023, the Company delivered such duly executed October 2023 Convertible Note, warrants and common stock to FirstFire against delivery of such purchase price.

The Company was obligated to make amortization payments in cash to FirstFire toward the repayment of the October 2023 Convertible Note, as described in the October 2023 Convertible Note. As of September 30, 2024, the October 2023 Convertible Note was repaid in full.

March 2024 Convertible Note

On March 7, 2024, the Company entered into securities purchase agreements with Mast Hill for the issuance of 13.0% senior secured promissory notes in the aggregate principal amount of $700,000 (collectively, the “March 2024 Convertible Note”) convertible into shares of the Company’s common stock, as well as the issuance of 7,000 shares of common stock as a commitment fee and warrants for the purchase of 16,827 shares of common stock of the Company. The Company and its subsidiaries also entered into a security agreement, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the March 2024 Convertible Note. Principal amount and interest under the March 2024 Convertible Note were convertible into shares of common stock of the Company at a conversion price of $15.00 per share unless the Company failed to make an amortization payment when due, in which case the conversion price would be the lower of $15.00 or the market price (as defined in the March 2024 Convertible Note) of the shares.

Mast Hill acquired the March 2024 Convertible Note with principal amount of $700,000 and paid the purchase price of $665,000 after an original issue discount of $35,000. On March 7, 2024, the Company issued (i) a warrant to purchase 8,750 shares of common stock with an exercise price of $30.00 exercisable until the five-year anniversary of March 7, 2024 (“First Warrant”), (ii) a warrant to purchase 8,077 shares of common stock with an exercise price of $19.50 exercisable until the five-year anniversary of March 7, 2024 (“Second Warrant”). The Second Warrant was never fair valued and was cancelled and extinguished against payment of the March 2024 Convertible Note, and (iii) 7,000 shares of common stock as a commitment fee for the purchase of the March 2024 Convertible Note, which were earned in full as of March 7, 2024. On March 7, 2024, the Company delivered such duly executed March 2024 Convertible Note, warrants and common stock to Mast Hill against delivery of such purchase price.

The Company was obligated to make amortization payments in cash to Mast Hill toward the repayment of the March 2024 Convertible Note, as described in the March 2024 Convertible Note. As of September 30, 2024, the March 2024 Convertible Note was repaid in full.

June 2024 Convertible Note

On June 5, 2024, the Company entered into securities purchase agreements with Mast Hill for the issuance of 13.0% senior secured promissory notes in the aggregate principal amount of $2,845,000 (collectively, the “June 2024 Convertible Note”) convertible into shares of the Company’s common stock, as well as the issuance of 26,800 shares of common stock as a commitment fee and warrants for the purchase of 146,667 shares of common stock of the Company. The Company and its subsidiaries have also entered into a security agreement, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the June 2024 Convertible Note. Principal amount and interest under the June 2024 Convertible Note are convertible into shares of common stock of the Company at a conversion price of $11.25 per share unless the Company fails to make an amortization payment when due, in which case the conversion price shall be the lesser of $11.25 or the market price (as defined in the June 2024 Convertible Note).

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (continued)

June 2024 Convertible Note (continued)

Mast Hill acquired the June 2024 Convertible Note with principal amount of $2,845,000 and paid the purchase price of $2,702,750 after an original issue discount of $142,250. On June 5, 2024, the Company issued (i) a warrant to purchase 66,667 shares of common stock with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 (“First Warrant”), (ii) a warrant to purchase 80,000 shares of common stock with an exercise price of $7.50 exercisable until the five-year anniversary of June 5, 2024 (“Second Warrant”). The Second Warrant will not be fair valued and shall be cancelled and extinguished against payment of the June 2024 Convertible Note, and (iii) 26,800 shares of common stock as a commitment fee for the purchase of the June 2024 Convertible Note, which were earned in full as of June 5, 2024. On June 5, 2024, the Company delivered such duly executed June 2024 Convertible Note, warrants and common stock to Mast Hill against delivery of such purchase price.

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

In connection with the issuance of the June 2024 Convertible Note, the Company incurred debt issuance costs of $224,221 (including the issuance of 5,333 warrants as a finder’s fee) which is capitalized and will be amortized into interest expense over the term of the June 2024 Convertible Note.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 80,000 warrants with an exercise price of $7.50 exercisable until the five-year anniversary of June 5, 2024, which warrant shall be cancelled and extinguished against payment of the June 2024 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 72,000 warrants with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 was classified as derivative liability on June 5, 2024. The fair values of the 72,000 warrants with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 issued on June 5, 2024 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $10.39, volatility of 85.72%, risk-free rate of 4.31%, annual dividend yield of 0% and expected life of 5 years.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (continued)

June 2024 Convertible Note (continued)

The Company recorded a total debt discount of $838,990 related to the original issue discount, common shares issued and warrants issued to Mast Hill, which will be amortized over the term of the June 2024 Convertible Note.

For the three months ended September 30, 2024 and 2023, amortization of debt discount and debt issuance costs related to convertible note payable amounted to $249,004 and $169,329, respectively, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the nine months ended September 30, 2024 and 2023, amortization of debt discount and debt issuance costs related to the convertible note payable amounted to $1,026,012 and $214,044, respectively, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the three months ended September 30, 2024 and 2023, interest expense related to convertible note payable amounted to $93,222 and $64,644, respectively, which have been included in interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the nine months ended September 30, 2024 and 2023, interest expense related to convertible note payable amounted to $233,276 and $85,480, respectively, which have been included in interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

NOTE 7 – DERIVATIVE LIABILITY

As stated in Note 6, June 2024 Convertible Note, the Company determined that the convertible note payable contains an embedded derivative feature in the form of a conversion provision which is adjustable based on future prices of the Company’s common stock. In accordance with ASC 815-10-25, each derivative feature is initially recorded at its fair value using the Black-Scholes option valuation method and then re-value at each reporting date, with changes in the fair value reported in the statements of operations. However, on June 5, 2024 and September 30, 2024, management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero.

On May 23, 2023, the Company issued 9,000 warrants with an exercise price of $67.50 exercisable until the five-year anniversary of May 23, 2023 to Mast Hill and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 9,000 warrants was classified as a derivative liability on May 23, 2023. On September 30, 2024, the estimated fair value of the 9,000 warrants was $2,735. The estimated fair value of the warrants was computed as of September 30, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $3.12, volatility of 89.35%, risk-free rate of 3.58%, annual dividend yield of 0% and expected life of 3.6 years.

On July 6, 2023, the Company issued 3,000 warrants with an exercise price of $67.50 exercisable until the five-year anniversary of July 6, 2023 to FirstFire and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 3,000 warrants was classified as a derivative liability on July 6, 2023. On September 30, 2024, the estimated fair value of the 3,000 warrants was $937. The estimated fair value of the warrants was computed as of September 30, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $3.12, volatility of 88.35%, risk-free rate of 3.58%, annual dividend yield of 0% and expected life of 3.8 years.

On October 9, 2023, the Company issued 7,560 warrants with an exercise price of $37.50 exercisable until the five-year anniversary of October 9, 2023 to Mast Hill and FirstFire and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 7,560 warrants was classified as a derivative liability on October 9, 2023. On September 30, 2024, the estimated fair value of the 7,560 warrants was $4,060. The estimated fair value of the warrants was computed as of September 30, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $3.12, volatility of 85.84%, risk-free rate of 3.58%, annual dividend yield of 0% and expected life of 4.0 years.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DERIVATIVE LIABILITY (continued)

On March 7, 2024, the Company issued 9,450 warrants with an exercise price of $30.00 exercisable until the five-year anniversary of March 7, 2024 to Mast Hill and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 9,450 warrants was classified as a derivative liability on March 7, 2024. On September 30, 2024, the estimated fair value of the 9,450 warrants was $6,886. The estimated fair value of the warrants was computed as of September 30, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $3.12, volatility of 85.16%, risk-free rate of 3.58%, annual dividend yield of 0% and expected life of 4.4 years.

On June 5, 2024, the Company issued 152,000 warrants to Mast Hill and a third party as a finder’s fee (see Note 6). Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 80,000 warrants with an exercise price of $7.50 exercisable until the five-year anniversary of June 5, 2024, which warrant shall be cancelled and extinguished against payment of the June 2024 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 72,000 warrants with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 was classified as a derivative liability on June 5, 2024. On September 30, 2024, the estimated fair value of the 72,000 warrants with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 as derivative liability was $108,888. The estimated fair value of the warrants was computed as of September 30, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $3.12, volatility of 88.45%, risk-free rate of 3.58%, annual dividend yield of 0% and expected life of 4.7 years.

Increases or decreases in fair value of the derivative liability are included as a component of total other (expenses) income in the accompanying condensed consolidated statements of operations and comprehensive loss. The changes to the derivative liability resulted in a decrease of $169,209 and $87,173 in the derivative liability and the corresponding increase in other income as a gain for the three months ended September 30, 2024 and 2023, respectively. The changes to the derivative liability resulted in a decrease of $380,758 and $128,894 in the derivative liability and the corresponding increase in other income as a gain for the nine months ended September 30, 2024 and 2023, respectively.

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

The note payable as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Principal amount	$5,800,000	$5,800,000
Less: unamortized debt issuance costs	(114,360)	(203,781)
Note payable, net	$5,685,640	$5,596,219
Current portion	$4,718,584	$-
Long-term portion	967,056	5,596,219
Total	$5,685,640	$5,596,219

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – NOTE PAYABLE, NET (continued)

For the three months ended September 30, 2024 and 2023, amortization of debt issuance costs related to note payable amounted to $29,807 and $29,807, respectively, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the nine months ended September 30, 2024 and 2023, amortization of debt issuance costs related to note payable amounted to $89,421 and $76,750, respectively, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the three months ended September 30, 2024 and 2023, interest expense related to note payable amounted to $164,500 and $164,500, respectively, which have been included in interest expense - other on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the nine months ended September 30, 2024 and 2023, interest expense related to note payable amounted to $493,500 and $442,222, respectively, which have been included in interest expense - other on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

For both the three months ended September 30, 2024 and 2023, the related party rental revenue amounted to $12,600 and has been included in real property rental revenue on the accompanying condensed consolidated statements of operations and comprehensive loss. For both the nine months ended September 30, 2024 and 2023, the related party rental revenue amounted to $37,800 and has been included in real property rental revenue on the accompanying condensed consolidated statements of operations and comprehensive loss. At September 30, 2024 and December 31, 2023, the related party rent receivable totaled $0 and $124,500, respectively, which has been included in rent receivable on the accompanying condensed consolidated balance sheets.

Services Provided by Related Party

From time to time, Wilbert Tauzin, a director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $10,738 and $20,049 for the three months ended September 30, 2024 and 2023, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. As compensation for professional services provided, the Company recognized consulting expenses of $48,004 and $68,691 for the nine months ended September 30, 2024 and 2023, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. As of both September 30, 2024 and December 31, 2023, the accrued and unpaid services charge related to this director’s son amounted to $15,000, which have been included in accrued professional fees on the accompanying condensed consolidated balance sheets.

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Beijing Genexosome for a cash payment of $450,000. As of September 30, 2024 and December 31, 2023, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

From time to time, Lab Services MSO paid shared expense on behalf of the Company. In addition, Lab Services MSO made a payment of $566,667 for equity method investment payable on behalf of the Company in the nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, the balance due to Lab Services MSO amounted to $597,662 and $72,746, respectively, which has been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Accrued Liabilities and Other Payables – Related Parties (continued)

As of September 30, 2024 and December 31, 2023, $15,617 and $33,712 of accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s largest shareholder and chairman of the Board of Directors, respectively, have been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

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

There was no Line of Credit activity during the nine months ended September 30, 2024. As of both September 30, 2024 and December 31, 2023, the outstanding principal balance was $850,000.

For both the three months ended September 30, 2024 and 2023, the interest expense related to related party borrowing amounted to $10,712, and has been reflected as interest expense — related party on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the nine months ended September 30, 2024 and 2023, the interest expense related to related party borrowing amounted to $31,904 and $23,000, respectively, and has been reflected as interest expense — related party on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2024 and December 31, 2023, the related accrued and unpaid interest for Line of Credit was $15,617 and $33,712, respectively, and has been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

As of September 30, 2024, the Company has used approximately $6.8 million of the credit facility, and has approximately $13.2 million remaining available under the Line of Credit.

Membership Interest Purchase Agreement

On November 17, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Mr. Lu, the Company’s largest shareholder and Chairman of the Board of Directors of the Company, pursuant to which (i) Mr. Lu will acquire from the Company 30% of the total outstanding membership interests of Avalon RT 9, a wholly owned subsidiary of the Company, for a cash purchase price of $3,000,000 (the “Acquisition”), and (ii) for a period of twelve months following the closing of the Acquisition, Mr. Lu shall have the option to purchase from the Company up to an additional 70% of the outstanding membership interests of Avalon RT 9 for a purchase price of up to $7,000,000 (the “Option”), subject to the terms and conditions of a membership interest purchase agreement to be negotiated and entered into between the Purchaser and the Company at such time that the Purchaser desires to exercise the Option. The Company received $2,508,159 and $485,714 from Wenzhao Lu as of September 30, 2024 and December 31, 2023, respectively, which was recorded as advance from pending sale of noncontrolling interest – related party on the accompanying condensed consolidated balance sheets. The Acquisition is expected to be closed in 2025.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY

Common Shares Issued as Convertible Note Payable Commitment Fee

During the nine months ended September 30, 2024, the Company issued a total of 33,800 shares of its common stock as commitment fee for the purchase of March 2024 Convertible Note and June 2024 Convertible Note. These shares were valued at $320,546, the fair market value on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded it as debt discount.

Common Shares Sold for Cash

In June 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) under which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $3.5 million. During the nine months ended September 30, 2024, Roth sold an aggregate of 281,843 shares of common stock at an average price of $10.14 per share to investors and the Company recorded net proceeds of $2,544,311, net of commission and other offering costs of $313,541.

Common Shares Issued for Services

During the nine months ended September 30, 2024, the Company issued a total of 45,153 shares of its common stock for services rendered and to be rendered. These shares were valued at $306,350, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $217,471 for the nine months ended September 30, 2024 and reduced accrued liabilities of $60,000 and recorded prepaid expense of $28,879 as of September 30, 2024 which will be amortized over the rest of corresponding service periods.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at September 30, 2024:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2024	Weighted Average Exercise Price
$2.93 – 31.20	18,998	3.83	$15.50	11,505	$18.59
48.75 – 123.00	20,517	2.29	78.91	20,517	78.91
154.50 – 289.50	13,097	3.33	212.38	13,097	212.38
$2.93 – 289.50	52,612	3.10	$89.24	45,119	$102.27

Stock option activity for the nine months ended September 30, 2024 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2024	56,880	$149.03
Granted	9,065	4.26
Expired	(13,333)	(286.56)
Outstanding at September 30, 2024	52,612	$89.24
Options exercisable at September 30, 2024	45,119	$102.27
Options expected to vest	7,493	$10.76

The aggregate intrinsic value of stock options outstanding and stock options exercisable at September 30, 2024 was approximately $1,000 an $300, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Options (continued)

The fair values of options granted during the nine months ended September 30, 2024 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 83.10% - 91.17%, risk-free rate of 3.47% - 4.79%, annual dividend yield of 0%, and expected life of 3.00 - 5.00 years. The aggregate fair value of the options granted during the nine months ended September 30, 2024 was $26,548.

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

For the three months ended September 30, 2024 and 2023, stock-based compensation expense associated with stock options granted amounted to $11,542 and $54,654, of which $3,798 and $42,906 was recorded as compensation and related benefits and $7,744 and $11,748 was recorded as professional fees, respectively.

For the nine months ended September 30, 2024 and 2023, stock-based compensation expense associated with stock options granted amounted to $37,331 and $234,931, of which, $13,389 and $132,433 was recorded as compensation and related benefits, $23,942 and $97,029 was recorded as professional fees, and $0 and $5,469 was recorded as research and development expenses, respectively.

A summary of the status of the Company’s nonvested stock options granted as of September 30, 2024 and changes during the nine months ended September 30, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2024	5,311	$23.55
Granted	9,065	4.26
Vested	(6,883)	(12.14)
Nonvested at September 30, 2024	7,493	$10.76

Warrants

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at September 30, 2024:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2024	Weighted Average Exercise Price
$7.50 – 37.50	169,010	4.64	$11.06	89,010	$14.26
67.50	12,000	3.68	67.5	12,000	67.50
187.50	8,264	2.56	187.50	8,264	187.50
$7.50 – 187.50	189,274	4.49	$22.34	109,274	$33.21

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Warrants (continued)

Stock warrant activity for the nine months ended September 30, 2024 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2024	43,035	$75.53
Issued	169,527	10.28
Cancelled (*)	(23,288)	(32.85)
Outstanding at September 30, 2024	189,274	$22.34
Warrants exercisable at September 30, 2024	109,274	$33.21
Warrants expected to vest	80,000	$7.50

* Second Warrant, which was issued on May 23, 2023, July 6, 2023, October 9, 2023, and March 7, 2024, was cancelled in June 2024. First Warrant, which was issued on May 23, 2023, July 6, 2023, October 9, 2023, and March 7, 2024, is still outstanding as of September 30, 2024. First Warrant and Second Warrant, which are issued on June 5, 2024, are still outstanding as of September 30, 2024.

The aggregate intrinsic value of both stock warrants outstanding and stock warrants exercisable at September 30, 2024 was $0.

Warrants Issued in March 2024

In connection with the issuance of March 2024 Convertible Note (See Note 6), the Company issued (i) a warrant to purchase 8,750 shares of common stock with an exercise price of $30.00 exercisable until the five-year anniversary of March 7, 2024 (“First Warrant”), (ii) a warrant to purchase 8,077 shares of common stock with an exercise price of $19.50 (“Second Warrant”), which warrant was cancelled and extinguished against payment of the March 2024 Convertible Note, to Mast Hill; and issued a warrant to purchase 700 shares of common stock with an exercise price of $30.00 exercisable until the five-year anniversary of March 7, 2024 to a third party as a finder’s fee.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. The 8,077 warrants with an exercise price of $19.50 were cancelled and extinguished against payment of the March 2024 Convertible Note. The fair value of the 9,450 warrants with an exercise price of $30.00 exercisable until the five-year anniversary of March 7, 2024 was classified as a derivative liability on March 7, 2024. The fair values of the 9,450 warrants with an exercise price of $30.00 exercisable until the five-year anniversary of March 7, 2024 issued on March 7, 2024 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $6.00, volatility of 85.24%, risk-free rate of 4.07%, annual dividend yield of 0% and expected life of 5 years.

The warrants with an exercise price of $30.00 exercisable until the five-year anniversary of March 7, 2024 issued to Mast Hill to purchase 8,750 shares of the Company’s common stock were treated as a discount on the convertible note payable and were valued at $20,374 and were amortized over the term of the March 2024 Convertible Note.

The warrants with an exercise price of $30.00 exercisable until the five-year anniversary of March 7, 2024 issued to a third party as a finder’s fee to purchase 700 shares of the Company’s common stock were treated as convertible debt issuance costs and were valued at $1,679 and were amortized over the term of the March 2024 Convertible Note.

Warrants Issued in June 2024

In connection with the issuance of June 2024 Convertible Note (See Note 6), the Company issued (i) a warrant to purchase 66,667 shares of common stock with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 (“First Warrant”), (ii) a warrant to purchase 80,000 shares of common stock with an exercise price of $7.50 exercisable until the five-year anniversary of June 5, 2024 (“Second Warrant”), which warrant shall be cancelled and extinguished against payment of the June 2024 Convertible Note, to Mast Hill; and issued a warrant to purchase 5,333 shares of common stock with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 to a third party as a finder’s fee.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Warrants (continued)

Warrants Issued in June 2024 (continued)

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 80,000 warrants with an exercise price of $7.50 exercisable until the five-year anniversary of June 5, 2024, which warrant shall be cancelled and extinguished against payment of the June 2024 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 72,000 warrants with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 was classified as a derivative liability on June 5, 2024. The fair values of the 72,000 warrants with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 issued on June 5, 2024 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $10.39, volatility of 85.72%, risk-free rate of 4.31%, annual dividend yield of 0% and expected life of 5 years.

The warrants with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 issued to Mast Hill to purchase 66,667 shares of the Company’s common stock were treated as a discount on the convertible note payable and were valued at $418,194 and will be amortized over the term of the June 2024 Convertible Note.

The warrants with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 issued to a third party as a finder’s fee to purchase 5,333 shares of the Company’s common stock were treated as convertible debt issuance costs and were valued at $39,221 and will be amortized over the term of the June 2024 Convertible Note.

Warrants Cancelled in June 2024

As of June 5, 2024, the Company paid in full of its outstanding May 2023 Convertible Note, July 2023 Convertible Note, October 2023 Convertible Note, and March 2024 Convertible Note and cancelled 23,288 warrants since these convertible notes were fully extinguished.

A summary of the status of the Company’s nonvested stock warrants issued as of September 30, 2024 and changes during the nine months ended September 30, 2024 is presented below:

	Number of Warrants	Weighted Average Exercise Price
Nonvested at January 1, 2024	15,211	$39.90
Issued	169,527	10.28
Cancelled	(23,288)	(32.85)
Vested	(81,450)	(12.10)
Nonvested at September 30, 2024	80,000	$7.50

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

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the nine months ended September 30, 2024 as it incurred net loss in the period. As of both September 30, 2024 and December 31, 2023, the restricted amount as determined pursuant to PRC statutory laws totaled $6,578.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – STATUTORY RESERVE AND RESTRICTED NET ASSETS (continued)

Relevant PRC laws and regulations restrict the Company’s PRC subsidiary, Avalon Shanghai, from transferring a portion of its net assets, equivalent to its statutory reserve and its share capital, to the Company’s shareholders in the form of loans, advances or cash dividends. Only PRC entity’s accumulated profit may be distributed as dividend to the Company’s shareholders without the consent of a third party. As of both September 30, 2024 and December 31, 2023, total restricted net assets amounted to $1,106,578.

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

NOTE 13 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2024	2023	2024	2023
A	31%	32%	30%	31%
B	17%	17%	18%	18%
C	11%	11%	12%	12%

One customer, which is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at September 30, 2024, accounted for 74.9% of the Company’s total outstanding rent receivable at September 30, 2024.

Two customers, of which one is a related party and the other is a third party, whose outstanding receivables accounted for 10% or more of the Company’s total outstanding rent receivable at December 31, 2023, accounted for 80.6% of the Company’s total outstanding rent receivable at December 31, 2023.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three and nine months ended September 30, 2024 and 2023.

NOTE 14 – SEGMENT INFORMATION

On February 9, 2023, the Company purchased 40% of Lab Services MSO. Commencing from the purchase date, February 9, 2023, the Company is active in the management of Lab Services MSO. During the three and nine months ended September 30, 2024 and 2023, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment (which commenced with the purchase date, February 9, 2023) since Lab Services MSO’s operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The Company regularly reviews the operating results and performance of Lab Services MSO, which is the Company’s equity method investee.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30, 2024
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$345,159	$-	$-	$345,159
Real property operating expenses	(245,528)	-	-	(245,528)
Real property operating income	99,631	-	-	99,631
Loss from equity method investment - Lab Services MSO	-	(447,909)	-	(447,909)
Other operating expenses	(71,788)	-	(849,895)	(921,683)
Other (expense) income:
Interest expense	(194,307)	-	(352,938)	(547,245)
Other income	-	-	138,006	138,006
Net loss	$(166,464)	$(447,909)	$(1,064,827)	$(1,679,200)

	Three Months Ended September 30, 2023
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$331,290	$-	$-	$331,290
Real property operating expenses	(288,083)	-	-	(288,083)
Real property operating income	43,207	-	-	43,207
Income from equity method investment - Lab Services MSO	-	354,500	-	354,500
Other operating expenses	(73,092)	-	(1,465,751)	(1,538,843)
Other (expense) income:
Interest expense	-	-	(438,992)	(438,992)
Other income	4	-	95,049	95,053
Net (loss) income	$(29,881)	$354,500	$(1,809,694)	$(1,485,075)

	Nine Months Ended September 30, 2024
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$987,634	$-	$-	$987,634
Real property operating expenses	(794,142)	-	-	(794,142)
Real property operating income	193,492	-	-	193,492
Loss from equity method investment - Lab Services MSO	-	(669,777)	-	(669,777)
Other operating expenses	(280,129)	-	(2,860,972)	(3,141,101)
Other (expense) income:
Interest expense	(582,921)	-	(1,291,192)	(1,874,113)
Other (expense) income	(144)	-	312,904	312,760
Net loss	$(669,702)	$(669,777)	$(3,839,260)	$(5,178,739)

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SEGMENT INFORMATION (continued)

	Nine Months Ended September 30, 2023
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$934,360	$-	$-	$934,360
Real property operating expenses	(781,931)	-	-	(781,931)
Real property operating income	152,429	-	-	152,429
Income from equity method investment - Lab Services MSO	-	370,060	-	370,060
Other operating expenses	(266,433)	-	(6,218,887)	(6,485,320)
Other (expense) income:
Interest expense	-	-	(841,496)	(841,496)
Other income (expense)	11	-	(347,560)	(347,549)
Net (loss) income	$(113,993)	$370,060	$(7,407,943)	$(7,151,876)

Identifiable long-lived tangible assets at September 30, 2024 and December 31, 2023	September 30, 2024	December 31, 2023
Real property operations	$7,078,662	$7,211,641
Corporate/Other	17,393	17,846
Total	$7,096,055	$7,229,487

Identifiable long-lived tangible assets at September 30, 2024 and December 31, 2023	September 30, 2024	December 31, 2023
United States	$7,094,554	$7,227,533
China	1,501	1,954
Total	$7,096,055	$7,229,487

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases Commitment

The Company is a party to leases for office space. These lease agreements will expire through February 2025. Rent expense under all operating leases amounted to approximately $96,000 and $97,000 for the nine months ended September 30, 2024 and 2023, respectively.

Supplemental cash flow information related to leases for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$92,606	$93,458
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$-	$236,533

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases Commitment (continued)

The following table summarizes the lease term and discount rate for the Company’s operating lease as of September 30, 2024:

Operating Lease
Weighted average remaining lease term (in years)	0.33
Weighted average discount rate	11.0%

The following table summarizes the maturity of lease liabilities under operating lease as of September 30, 2024:

For the Twelve-month Period Ending September 30:	Operating Lease
2025	$43,770
2026 and thereafter	-
Total lease payments	43,770
Amount of lease payments representing interest	(621)
Total present value of operating lease liabilities (current liability)	$43,149

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

In addition, the Company is responsible for contributing registered capital of RMB 5,000,000 (approximately $0.7 million) for working capital purposes as required by local regulation, which is not required to be contributed immediately and will be contributed subject to the Company’s discretion. As of the date hereof, Avactis’ activities have been limited to that of a patent holding company and there is no other activity or planned contributions in the rest of 2024 or into the foreseeable future.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Amendment to Article of Incorporation

On October 23, 2024, the Company filed a certificate of amendment (the “Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate the reverse stock split at a ratio of 1-for-15 as well as the decrease of the number of authorized shares of common stock from 490,000,000 shares to 100,000,000 shares. The Amendment became effective at 5:00 PM ET on October 25, 2024.

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

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.

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

As reflected in the accompanying condensed consolidated financial statements, we had working capital deficit of approximately $10,935,000 at September 30, 2024 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $5,179,000 and $3,891,000 for the nine months ended September 30, 2024, respectively.

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

Significant estimates during the three and nine months ended September 30, 2024 and 2023 include the useful life of investment in real estate and intangible assets, the assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable, and the fair value of the consideration given and assets acquired in the purchase of our equity interest in Lab Services MSO.

Investment in Unconsolidated Company

We use the equity method of accounting for our investment in, and earning or loss of, company that we do not control but over which we do exert significant influence. We apply the equity method by initially recording these investments at cost, as equity method investments, subsequently adjusted for equity in earnings and cash distributions.

We consider whether the fair value of our equity method investment has declined below its carrying value whenever adverse event or change in circumstance indicates that recorded value may not be recoverable. If we consider any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. Impairment of equity method investment amounted to $259,579 for the nine months ended September 30, 2024.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

Real Property Rental Revenue

For the three months ended September 30, 2024, we had real property rental revenue of $345,159, as compared to $331,290 for the three months ended September 30, 2023, an increase of $13,869, or 4.2%. For the nine months ended September 30, 2024, we had real property rental revenue of $987,634, as compared to $934,360 for the nine months ended September 30, 2023, an increase of $53,274, or 5.7%. The increase was primarily attributable to the increase in the number of tenants occupying the building in the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. We expect that our revenue from real property rent will remain at its current quarterly level with minimal increase in the near future.

Real Property Operating Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended September 30, 2024, our real property operating expenses amounted to $245,528, as compared to $288,083 for the three months ended September 30, 2023, a decrease of $42,555, or 14.8%. The decrease was primarily due to a decrease in repairs and maintenance fee of approximately $30,000, and a decrease in utilities of approximately $14,000, offset by an increase in other miscellaneous items of approximately $1,000.

For the nine months ended September 30, 2024, our real property operating expenses amounted to $794,142, as compared to $781,931 for the nine months ended September 30, 2023, an increase of $12,211, or 1.6%. The increase was primarily due to an increase in utilities of approximately $13,000, offset by a decrease in other miscellaneous items of approximately $1,000.

Real Property Operating Income

Our real property operating income for the three months ended September 30, 2024 was $99,631, representing an increase of $56,424, or 130.6%, as compared to $43,207 for the three months ended September 30, 2023. The increase was primarily attributable to an increase in real property rental revenue and a decrease in real property operating expenses as described above. Our real property operating income for the nine months ended September 30, 2024 was $193,492, representing an increase of $41,063, or 26.9%, as compared to $152,429 for the nine months ended September 30, 2023. The increase was primarily attributable to the increase in real property rental revenue as described above. We expect our real property operating income will remain at its current quarterly level with minimal increase in the near future.

(Loss) income from Equity Method Investment – Lab Services MSO

For the three months ended September 30, 2024, we had loss from our investment in Lab Services MSO of $447,909, which consists of our share of Lab Services MSO’s net loss of $21,597, and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $166,733, and impairment of goodwill acquired from Lab Services MSO acquisition of $259,579, which was primarily attributable to Lab Services MSO’s lower revenues and net incomes than anticipated and the decline in our stock price and market capitalization.

For the three months ended September 30, 2023, we had income from our investment in Lab Services MSO of $354,500, which consists of our share of Lab Services MSO’s net income of $558,244 and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $203,744.

For the nine months ended September 30, 2024, we had loss from our investment in Lab Services MSO of $669,777, which consists of our share of Lab Services MSO’s net income of $90,001, and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $500,199, and impairment of goodwill acquired from Lab Services MSO acquisition of $259,579, which was primarily attributable to Lab Services MSO’s lower revenues and net incomes than anticipated and the decline in our stock price and market capitalization.

For the nine months ended September 30, 2023, we had income from our investment in Lab Services MSO of $370,060, which consists of our share of Lab Services MSO’s net income of $913,378 and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $543,318.

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

Other Operating Expenses

For the three and nine months ended September 30, 2024 and 2023, other operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Advertising and marketing expenses	$144,734	$437,750	$252,394	$1,634,720
Professional fees	303,332	435,144	1,190,125	2,659,895
Compensation and related benefits	343,360	469,959	1,054,164	1,375,637
Miscellaneous taxes	12,000	8,960	266,498	49,291
Research and development	-	-	-	110,160
Directors and officers’ liability insurance premium	38,768	72,835	177,381	280,438
Travel and entertainment	33,789	61,631	78,198	179,583
Rent and related utilities	15,764	15,338	46,770	48,599
Other general and administrative	29,936	37,226	75,571	146,997
	$921,683	$1,538,843	$3,141,101	$6,485,320

●	For the three months ended September 30, 2024, advertising and marketing expenses decreased by $293,016, or 66.9%, as compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, advertising and marketing expenses decreased by $1,382,326, or 84.6%, as compared to the nine months ended September 30, 2023. The decrease was primarily due to decreased advertising activities in the three and nine months ended September 30, 2024. We expect that our advertising and marketing expenses will decrease in the near future as we conserve cash.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, valuation service fees and other fees. For the three months ended September 30, 2024, professional fees decreased by $131,812, or 30.3%, as compared to the three months ended September 30, 2023, which was primarily attributable to a decrease in legal service fees of approximately $155,000, mainly due to the decreased legal services related to our acquisition of Lab Services MSO, offset by an increase in other miscellaneous items of approximately $23,000. For the nine months ended September 30, 2024, professional fees decreased by $1,469,770, or 55.3%, as compared to the nine months ended September 30, 2023, which was primarily attributable to a decrease in consulting fees of approximately $547,000, mainly due to the decrease in use of consulting service providers related to our acquisition of Lab Services MSO, a decrease in audit fees of approximately $126,000, due to the decreased audit services related to our acquisition of Lab Services MSO, a decrease in accounting fees of approximately $454,000, mainly due to the decreased accounting services related to our acquisition of Lab Services MSO, a decrease in legal service fees of approximately $409,000, mainly due to the decreased legal services related to our acquisition of Lab Services MSO, and a decrease in other miscellaneous items of approximately $61,000, offset by an increase in valuation fee for our equity method investment on Lab Services MSO of $127,000. We expect that our professional fees will likely remain at their current quarterly level with minimal increase in the near future.

●	For the three months ended September 30, 2024, compensation and related benefits decreased by $126,599, or 26.9%, as compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, compensation and related benefits decreased by $321,473, or 23.4%, as compared to the nine months ended September 30, 2023. The decrease was primarily attributable to the decreased compensation for two of our named executive officers, David Jin and Meng Li. We expect that our compensation and related benefits will remain relatively steady, with minimal increase, in the near future.

●	For the three months ended September 30, 2024, miscellaneous taxes increased by $3,040, or 33.9%, as compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, miscellaneous taxes increased by $217,207, or 440.7%, as compared to the nine months ended September 30, 2023. The increase was primarily attributable to increased Delaware state franchise tax. We expect that our miscellaneous taxes will decrease in the near future.

●	For the three months ended September 30, 2024 and 2023, we did not incur any research and development activity. For the nine months ended September 30, 2024, research and development expenses decreased by $110,160, or 100.0%, as compared to the nine months ended September 30, 2023. In the nine months ended September 30, 2024, we did not incur any activity with respect to research and development projects as we redirected our funding efforts to our core business strategies discussed above.

●	For the three months ended September 30, 2024, Directors and Officers’ Liability Insurance premium decreased by $34,067, or 46.8%, as compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, Directors and Officers’ Liability Insurance premium decreased by $103,057, or 36.7%, as compared to the nine months ended September 30, 2023. The decrease was mainly due to our switching to a different insurance provider, resulting in a lower premium.

●	For the three months ended September 30, 2024, travel and entertainment expense decreased by $27,842, or 45.2%, as compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, travel and entertainment expense decreased by $101,385, or 56.5%, as compared to the nine months ended September 30, 2023. The decrease was mainly due to decreased business travel activities in the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023.

●	For the three months ended September 30, 2024, rent and related utilities expenses increased by $426, or 2.8%, as compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, rent and related utilities expenses decreased by $1,829, or 3.8%, as compared to the nine months ended September 30, 2023. The decrease was attributable to decreased rental rate in the nine months ended September 30, 2024.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, office supplies, and other miscellaneous items. For the three months ended September 30, 2024, other general and administrative expenses decreased by $7,290, or 19.6%, as compared to the three months ended September 30, 2023, due to our efforts at stricter controls on corporate expenditure. For the nine months ended September 30, 2024, other general and administrative expenses decreased by $71,426, or 48.6%, as compared to the nine months ended September 30, 2023, which was mainly attributable to a decrease in fees paid to government agencies and Financial Industry Regulatory Authority of approximately $31,000, a decrease in office supplies of approximately $16,000, and a decrease in other miscellaneous items of approximately $24,000 due to our efforts at stricter controls on corporate expenditure.

Loss from Operations

As a result of the foregoing, for the three months ended September 30, 2024, loss from operations amounted to $1,269,961, as compared to $1,141,136 for the three months ended September 30, 2023, representing an increase of $128,825, or 11.3%.

As a result of the foregoing, for the nine months ended September 30, 2024, loss from operations amounted to $3,617,386, as compared to $5,962,831 for the nine months ended September 30, 2023, representing a decrease of $2,345,445, or 39.3%.

Other (Expense) Income

Other (expense) income mainly includes third party and related party interest expense, change in fair value of derivative liability, impairment of equity method investment on Epicon, and other miscellaneous expense.

Other expense, net, totaled $409,239 for the three months ended September 30, 2024, as compared to $343,939 for the three months ended September 30, 2023, an increase of $65,300, or 19.0%, which was primarily attributable to an increase in third party interest expense of approximately $108,000, mainly driven by the increase in amortization of debt discount and debt issuance costs of approximately $80,000 and the increased interest expense of approximately $28,000 from third party debts, a decrease in other income of approximately $39,000, offset by an increase in gain from change in fair value of derivative liability of approximately $82,000.

Other expense, net, totaled $1,561,353 for the nine months ended September 30, 2024, as compared to $1,189,045 for the nine months ended September 30, 2023, an increase of $372,308, or 31.3%, which was primarily attributable to an increase in third party interest expense of approximately $1,024,000, mainly driven by the increase in amortization of debt discount and debt issuance costs of approximately $825,000 and the increased interest expense of approximately $199,000 from third party debts, an increase in interest expense – related party of approximately $9,000, and an increase in other expense of approximately $56,000, offset by an increase in gain from change in fair value of derivative liability of approximately $252,000, a decrease in impairment of equity method investment on Epicon of approximately $464,000.

Income Taxes

We did not have any income taxes expense for the three and nine months ended September 30, 2024 and 2023 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $1,679,200 for the three months ended September 30, 2024, as compared to $1,485,075 for the three months ended September 30, 2023, an increase of $194,125, or 13.1%.

As a result of the factors described above, our net loss was $5,178,739 for the nine months ended September 30, 2024, as compared to $7,151,876 for the nine months ended September 30, 2023, a decrease of $1,973,137, or 27.6%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to our common shareholders was $1,679,200, or $1.82 per share (basic and diluted), for the three months ended September 30, 2024, as compared to $1,485,075, or $2.06 per share (basic and diluted), for the three months ended September 30, 2023, an increase of $194,125, or 13.1%.

The net loss attributable to our common shareholders was $5,178,739, or $6.45 per share (basic and diluted), for the nine months ended September 30, 2024, as compared to $7,151,876, or $10.34 per share (basic and diluted), for the nine months ended September 30, 2023, a decrease of $1,973,137, or 27.6%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, and Avalon Lab is the U.S. dollar and the functional currency of Avalon Shanghai is the Chinese Renminbi (“RMB”). The financial statements of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rate of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rate for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $3,043 and a foreign currency translation loss of $8,685 for the three months ended September 30, 2024 and 2023, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,829 and a foreign currency translation loss of $16,026 for the nine months ended September 30, 2024 and 2023, respectively. This non-cash gain/loss had the effect of decreasing/increasing our reported comprehensive loss in each respective period.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $1,676,157 and $1,493,760 for the three months ended September 30, 2024 and 2023, respectively.

As a result of our foreign currency translation adjustment, we had comprehensive loss of $5,175,910 and $7,167,902 for the nine months ended September 30, 2024 and 2023, respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations as they come due and otherwise operate on an ongoing basis. At September 30, 2024 and December 31, 2023, we had a cash balance of approximately $1,024,000 and $285,000, respectively. These funds are kept in financial institutions located as follows:

Country:	September 30, 2024		December 31, 2023
United States	$1,018,477	99.4%	$280,197	98.2%
China	5,720	0.6%	5,203	1.8%
Total cash	$1,024,197	100.0%	$285,400	100.0%

The following table sets forth a summary of changes in our working capital deficit from December 31, 2023 to September 30, 2024:

	September 30,	December 31,	Changes in
	2024	2023	Amount	Percentage
Working capital deficit:
Total current assets	$1,396,821	$850,867	$545,954	64.2%
Total current liabilities	12,332,173	6,762,686	5,569,487	82.4%
Working capital deficit	$(10,935,352)	$(5,911,819)	$(5,023,533)	85.0%

Our working capital deficit increased by $5,023,533 to $10,935,352 at September 30, 2024 from $5,911,819 at December 31, 2023. The increase in working capital deficit was primarily attributable to a decrease in rent receivable of approximately $120,000 driven by collection efforts in the nine months ended September 30, 2024, an increase in accrued liabilities and other payables of $288,000 mainly due to the increase in accrued Delaware state franchise tax in the nine months ended September 30, 2024, an increase in accrued liabilities and other payables – related parties of approximately $507,000 mainly due to our equity method investment payable paid by a related party on our behalf, a significant increase in advance from pending sale of noncontrolling interest – related party of approximately $2,022,000 resulting from advance received in connection with the membership interest purchase agreement entered into in November 2023 in the nine months ended September 30, 2024, an increase in note payable, net, of approximately $4,719,000, which was attributable to the reclassification of note payable from non-current to current, and an increase in convertible note payable, net, of approximately $211,000, offset by an increase in cash of approximately $739,000, a decrease in accrued professional fees of approximately $1,191,000 resulting from payments made to our professional service providers in the nine months ended September 30, 2024, a decrease in accrued payroll liability and compensation of approximately $201,000, and a decrease in equity method investment payable of approximately $667,000 resulting from payment of $100,000 made to investee and payment of approximately $567,000 made by a related party on our behalf in the nine months ended September 30, 2024.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flows for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following table summarizes the key components of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(3,890,993)	$(5,708,402)
Net cash used in investing activities	(100,000)	(22,171)
Net cash provided by financing activities	4,726,942	4,091,323
Effect of exchange rate on cash	2,848	(9,889)
Net increase (decrease) in cash	$738,797	$(1,649,139)

Net cash flow used in operating activities for the nine months ended September 30, 2024 was $3,890,993, which primarily reflected our consolidated net loss of approximately $5,179,000, and the non-cash items adjustment, primarily consisting of change in fair market value of derivative liability of approximately $381,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in accrued liabilities and other payables of approximately $1,176,000 resulting from payments made to our vendors in the nine months ended September 30, 2024, offset by a decrease in rent receivable of approximately $132,000 driven by our collection efforts, and the non-cash items adjustment, primarily consisting of depreciation of approximately $133,000, stock-based compensation and service expense of approximately $255,000, loss from equity method investment of approximately $670,000 which was mainly attributable to the amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of approximately $500,000 and the impairment of goodwill acquired from Lab Services MSO acquisition of approximately $260,000, resulting from Lab Services MSO’s lower revenues and net incomes than anticipated and the decline in our stock price and market capitalization, distribution of earnings from equity method investment of approximately $612,000, and amortization of debt issuance costs and debt discount of approximately $1,115,000.

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

Net cash flow used in investing activities was $100,000 for the nine months ended September 30, 2024, as compared to $22,171 for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we paid $100,000 for the acquisition of a 40% interest in Lab Services MSO. During the nine months ended September 30, 2023, we made payment for purchase of property and equipment of approximately $22,000.

Net cash flow provided by financing activities was $4,726,942 for the nine months ended September 30, 2024, as compared to $4,091,323 for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we received net proceeds from the issuance of convertible debts and warrants of approximately $3,085,000 (net of original issue discount of approximately $177,000 and cash paid for convertible note issuance costs of approximately $283,000), an advance from the pending sale of a noncontrolling interest in a subsidiary of approximately $2,022,000, and net proceeds from equity offering of approximately $2,719,000 (net of cash paid for commission and other offering costs of approximately $138,000), offset by repayments made for convertible debt of $3,100,000. During the nine months ended September 30, 2023, we received proceeds from related party borrowings of $850,000, and net proceeds from issuance of convertible debt and warrants of approximately $1,690,000 (net of original issue discount of $100,000 and cash paid for convertible note issuance costs of approximately $211,000), and net proceeds from issuance of balloon promissory note of approximately $936,000 (net of cash paid for promissory note issuance costs of approximately $64,000), and net proceeds from equity offering of approximately $616,000 (net of cash paid for commission and other offering costs of approximately $19,000).

The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance our current business;

●	the use of capital for acquisitions and the development of business opportunities; and

●	the cost of being a public company.

August 2019 Credit Facility

In the third quarter of 2019, we entered into a $20 million credit facility (the “Line of Credit”) provided by our Chairman of the Board and a significant (and our largest) stockholder, Wenzhao Lu. The Line of Credit bears interest at a rate of 5% and provides for maturity on drawn loans 36 months after funding. As of September 30, 2024, we had used approximately $6.8 million of the Line of Credit and had approximately $13.2 million remaining available under the Line of Credit.

ATM

In June 2023, we entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) under which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $3.5 million. From July 1, 2023 to August 16, 2024, we sold an aggregate of 312,285 shares of our common stock at an average price of $11.19 per share to investors pursuant to the Sales Agreement, and received net cash proceeds of $3,388,251, net of cash paid for Roth’s commissions and other fees of $104,992.

March 2024 Convertible Note Financing

In March 2024, we entered into a security purchase agreement with a lender (the “March 2024 Lender”) and closed on the issuance of a 13.0% senior secured convertible promissory note in the principal amount of $700,000 (the “March 2024 Convertible Note”), as well as the issuance of 7,000 shares of common stock as a commitment fee and warrants for the purchase of up to 16,827 shares of our common stock. We and our subsidiaries also entered into security agreements in connection with issuance of the March 2024 Convertible Note, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of our obligations under the March 2024 Convertible Note.

June 2024 Convertible Note Financing

In June 2024, we entered into a security purchase agreement with a lender (the “June 2024 Lender”) and closed on the issuance of a 13.0% senior secured convertible promissory note in the principal amount of $2,845,000 (the “June 2024 Convertible Note”), as well as the issuance of 26,800 shares of common stock as a commitment fee and warrants for the purchase of up to 146,667 shares of our common stock. We and our subsidiaries also entered into security agreements in connection with issuance of the June 2024 Convertible Note, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of our obligations under the June 2024 Convertible Note.

We estimate that, based on current plans and assumptions, our available cash will be insufficient to satisfy our cash requirements under our present operating expectations through cash flow provided by operations, and cash available under the Line of Credit and sales of equity. Other than funds received as described above and cash resources generated from our operations, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. Therefore, our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

Foreign Currency Exchange Rate Risk

We ceased all operations in China in 2022, with the exception of a small administrative office. We did not during the nine months ended September 30, 2024, and do not expect in the foreseeable future, to generate any additional revenue from PRC operations. Thus, exchange rate fluctuations between the RMB and the U.S. dollar do not have a material effect on us. For the three months ended September 30, 2024 and 2023, we had an unrealized foreign currency translation gain of approximately $3,000 and an unrealized foreign currency translation loss of approximately $9,000, respectively, because of changes in the exchange rate. For the nine months ended September 30, 2024 and 2023, we had an unrealized foreign currency translation gain of approximately $3,000 and an unrealized foreign currency translation loss of approximately $16,000, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenues and operating results was not significant for the three and nine months ended September 30, 2024 and 2023.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, our management, including our principal executive officer and principal financial officer, carried out an evaluation, as of September 30, 2024, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses that were previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 15, 2024, that have not yet been remediated. Management’s plan to remediate these material weaknesses is described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2024, the Company issued a total of 45,153 shares of its common stock for services rendered and to be rendered. These shares were valued at $306,350, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $217,471 for the nine months ended September 30, 2024 and reduced accrued liabilities of $60,000 and recorded prepaid expense of $28,879 as of September 30, 2024 which will be amortized over the rest of corresponding service periods.

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

(c) During the quarter ended September 30, 2024, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the exhibit index included herewith and are incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of amendment dated October 23, 2024 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2024).
* 31.1	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
** 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
** 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.

	By:	/s/ David K. Jin
Dated: November 11, 2024	Name:	David K. Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Ingargiola
Dated: November 11, 2024	Name:	Luisa Ingargiola
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)