Form 10-K
period 2024-12-31
Avalon GloboCare Corp.
filed 2025-03-31
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was approximately $2,757,095.

The number of shares of our common stock, $0.0001 par value per share, outstanding as of March 31, 2025, was 1,651,667.

Documents incorporated by reference: NONE

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2024 may constitute “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included herein and public statements by our officers or representatives, that address activities, events or developments that our management expects or anticipates will or may occur in the future are forward-looking statements, including but not limited to such things as future business strategy, plans and goals, competitive strengths and expansion and growth of our business. The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “target,” “budget,” “may,” “can,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to” and similar words or expressions, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intention identify forward-looking statements. Forward-looking statements address activities, events or developments that the Company expects or anticipates will or may occur in the future and are based on current expectations and assumptions.

These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. See our other reports filed with the Securities and Exchange Commission (the “SEC”) for more information about these and other risks. You are cautioned against attributing undue certainty to forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Although these forward-looking statements were based on assumptions that the Company believes are reasonable when made, you are cautioned that forward-looking statements are not guarantees of future performance and that actual results, performance or achievements may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results, performance, or achievements are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results, performance or achievements may not be indicative of results, performance or achievements in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see Item 1A. Risk Factors in this Annual Report on Form 10-K.

Unless otherwise indicated, references to “we,” “us,” “our,” “Company,” or “Avalon” mean Avalon GloboCare Corp. and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended December 31.

On October 28, 2024, the Company effectuated a reverse stock split of the Company’s common stock at a ratio of 1-for-15 (the “Reverse Stock Split”). All amounts and values presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented, unless otherwise indicated.

ii

PART I

ITEM 1. BUSINESS

We are a commercial-stage company dedicated to developing and delivering precision diagnostic consumer products. We are currently marketing the Keto Air breathalyzer device and plan to develop additional diagnostic uses of the breathalyzer technology. We also provided laboratory services in 2024 and 2023, offering a broad portfolio of diagnostic tests, including drug testing, toxicology, and a broad array of test services, from general bloodwork to anatomic pathology, and urine toxicology. We completed an acquisition of a 40% membership interest in Laboratory Services MSO, LLC (“Lab Services MSO”), which closed in February 2023. During 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, we and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by us. Accordingly, beginning in February 2025, we no longer offer laboratory services.

In 2024, we initiated sales of our first diagnostic consumer product, Keto Air, a device that tests ketosis levels.

We had the following areas of focus in 2024 and 2023:

Laboratory Acquisitions

We had embarked on a laboratory rollup strategy focused on forming joint ventures and acquiring laboratories that were accretive to our commercial strategy. As a first step, in February 2023, we acquired a 40% membership interest in Lab Services MSO. Among other things, Lab Services MSO provides toxicology and wellness testing services, a broad portfolio of diagnostic tests, and a broad array of test services. During 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, we and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by us. Accordingly, beginning in February 2025, we no longer offer laboratory services.

Research and Development

We are focused on bringing forward intellectual property through joint patent filings with the Massachusetts Institute of Technology (“MIT”). We completed a sponsored research and co-development project with MIT led by Professor Shuguang Zhang as Principal Investigator. Using the unique QTY code protein design platform, six water-soluble variant cytokine receptors have been successfully designed and tested to show binding affinity to the respective cytokines. We currently are focused on bringing forward the intellectual property associated with this program through joint patent submissions, new research and development has been suspended.

Product Commercialization

We have begun the commercialization and development of a versatile breathalyzer system.

We were granted exclusive distributorship rights for the KetoAir from Qi Diagnostics for the following territories: North America, South America, the EU and the UK. For our commercialization strategy, we intend to target the diabetes and obesity markets. We sell the product through the KetoAir website and social media. We believe the KetoAir device has some competitive advantages to other methods for measuring ketosis.

The KetoAir device is a handheld device that allows the user to detect acetone levels in exhaled breath. The acetone level is in concentration units (ppm, part-per-million) such that the user will know his/her real-time ketosis status: inadequate ketosis (0-3.99 ppm), mild ketosis (4-9.99 ppm), optimal ketosis (10-40 ppm), or alarming level (> 40 ppm). The KetoAir is registered with the United States Food and Drug Administration as a Class I medical device. The device is also paired with an “AI Nutritionist” software program (via Bluetooth connection) which is downloadable from Google Play (for Android mobile phones, approved) and iPhone It helps users monitor and manage their ketogenic diet and related programs. We believe the KetoAir can be an essential tool to help diabetic patients adhere to their therapeutic programs and optimize their ketogenic dietary management.

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name of Subsidiary	Place and Date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by Company	Holding company for payroll and other expenses

Avalon RT 9 Properties, LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by Company	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Is not considered an operating entity

Genexosome Technologies Inc. (“Genexosome”)	Nevada July 31, 2017	60% held by Company	No current activities to report, dormant

Avactis Biosciences Inc. (“Avactis”)	Nevada July 18, 2018	60% held by Company	Dormant, is in process of being dissolved

Avactis Nanjing Biosciences Ltd. (“Avactis Nanjing”)	PRC May 8, 2020	100% held by Avactis	Dormant, is in process of being dissolved

Avalon Laboratory Services, Inc. (“Avalon Lab”)	Delaware October 14, 2022	100% held by Company	Laboratory holding company with a 40% membership interest in Lab Services MSO as of December 31, 2024 (1)

Q&A Distribution LLC (“Q&A Distribution”)	Texas May 1, 2024	100% held by Company	Distributes KetoAir device

(1)	On February 26, 2025, we and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by us.

Sales and Marketing

We launched sales of the KetoAir in the U.S. in 2024. We have retained a marketing expert to assist us to bring this product to market through social media, influencer promotion and our website. We launched this product at the 2024 “KetoCon” convention which took place May 31, 2024 in Austin Texas.

Markets

Laboratory Services

During 2024 and 2023 and until February 2025, through our membership interest in Lab Services MSO, we were focused on delivering high quality services related to toxicology and wellness testing. The panels that we tested for were thyroid panel, comprehensive metabolic panel, kidney profile, liver function tests, and other individual tests.

We offered our laboratory services in California, Texas and Arizona. During 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, we and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by us. Accordingly, beginning in February 2025, we no longer offer laboratory services.

Breathalyzer System (KetoAir)

Our current area of focus for the launch of the KetoAir is within the U.S. We are focused on the population within the U.S. that is using the Keto Diet approach to weight loss and diabetic management.

Avalon RT 9 Properties, LLC

We own commercial property located in Freehold, New Jersey. This property serves as our corporate headquarters and contains several commercial tenants that generate revenue through rental income.

Strategic Development

In late 2024, we launched an initiative seeking transformational merger candidates. The Company determined that it had limited access to cash and it was in the best interest of shareholders to seek a strategic merger.

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

Competition

General

Many of our existing and potential future competitors have significantly greater financial resources and expertise in operations, research and development, manufacturing, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions may result in even more resources being concentrated among a smaller number of our competitors. Smaller, or early stage, companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Avalon RT 9 Properties, LLC

We own commercial property located in Freehold, New Jersey. This property serves as our corporate headquarters and contains several commercial tenants that generate revenue through rental income. The property is located on a major highway and is one of the largest buildings in the surrounding areas. It is centrally located and maintains high occupancy. There are other commercial properties in the vicinity that offer similar amenities. However, premier executive offices are limited and as such, we expect to continue to maintain high occupancy in the near term.

Employees

As of March 31, 2025, we employed five employees, four of which are full time employees. None of our employees is represented by a collective bargaining arrangement.

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

Avalon’s auditor is M&K CPAS PLLC (M&K”), based in Texas. M&K is registered with the PCAOB and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess their compliance with the applicable professional standards. Since M&K is located in the United States, the PCAOB has been able to conduct inspections of M&K. In addition, M&K is not among the PCAOB registered public accounting firms registered in mainland China or Hong Kong that are subject to PCAOB’s determination on December 16, 2021.

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

Recent Developments

Mortgage and Security Agreement

On March 27, 2024, the Company entered into a Mortgage and Security Agreement (the “Mast Hill Mortgage”) with Mast Hill Fund L.P. (“Mast Hill”) to secure the payment performance and obligation under certain follow-up financing agreements described below.

In March 2024, the Company entered into follow-up financing agreements with Mast Hill, which included the issuance of 13% senior secured promissory notes totaling $700,000 convertible into common stock, as well as the issuance of up to 7,000 shares of common stock as a commitment fee, and warrants for the purchase of up to 8,750 shares of common stock at an initial price per share of $30.00, and common share purchase warrants for the purchase of up to 8,077 shares of common stock at an initial price per share of $19.50, with a total purchase price of $665,000 (the “2024 Financing Agreements”). These agreements were made under the same terms and conditions of the prior rounds of convertible note financing in October 2023 and May 2023 (the “2023 Financing Agreements”).

On March 27, 2024, the Company also entered into a Mortgage and Security Agreement (the “Firstfire Mortgage”) with Firstfire Global Opportunities Fund, LLC (“Firstfire”) to secure the payment performance and obligation under the 2023 Financing Agreements.

Convertible Note Financing and Mortgage and Security Agreement

On June 5, 2024, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with Mast Hill for the issuance of 13% senior secured promissory notes in the aggregate principal amount of $2,845,000 (collectively, the “Notes”) convertible into shares of the Company’s common stock, as well as the issuance of up to 26,800 shares of common stock as a commitment fee and warrants for the purchase of up to 146,667 shares of common stock (the “Convertible Note Financing”). The Company and its subsidiaries entered into those certain security agreements (the “Security Agreements”), creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Notes. The transaction closed on June 5, 2024.

Mast Hill acquired the Notes with principal amount of $2,845,000 and paid the purchase price of $2,702,750 after an original issue discount of $142,250, with a conversion price of $11.25, subject to adjustment as provided in Notes. Also on June 5, 2024, the Company issued (i) a warrant to purchase 66,667 shares of common stock with an exercise price of $9.75 exercisable until June 5, 2029 (the “First Warrant”), (ii) a warrant to purchase 80,000 shares of common stock with an exercise price of $7.50 exercisable until June 5, 2029, which warrant shall be cancelled and extinguished against payment of the Notes (the “Second Warrant” and collectively with the First Warrant, the “Warrants”), and (iii) 26,800 shares of common stock to Mast Hill as additional consideration for the purchase of the Note ( the “Commitment Shares”), which were earned in full as of June 5, 2024. On the closing date, the Company delivered such duly executed Notes, warrants and common stock to Mast Hill against delivery of such purchase price.

The Company used the proceeds from the Convertible Note Financing to pay off all previously issued convertible notes to Mast Hill and Firstfire.

On June 5, 2024, the Company also entered into a Mortgage and Security Agreement (the “Mortgage”) with Mast Hill to secure the payment, performance, and obligations under the above-mentioned Convertible Note Financing. As of June 5, 2024, the Company was indebted to Mast Hill in the combined principal sum of $2,845,000.

On December 15, 2024, the Company and Mast Hill entered into that certain consent, acknowledgement, and waiver agreement, pursuant to which Mast Hill waived all amortization payments required to be made under the Note, the Company paid a waiver fee of $150,000 to Mast Hill, and the Company issued to Mast Hill a common stock purchase warrant for the purchase of up to 150,000 shares of the Company’s common stock.

At-the-Market Offering

In June 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) under which the Company could offer and sell from time to time shares of its common stock having an aggregate offering price of up to $3.5 million. From July 1, 2023 to August 16, 2024, we sold an aggregate of 312,285 shares of our common stock at an average price of $11.19 per share to investors pursuant to the Sales Agreement, and received net cash proceeds of $3,388,251, net of cash paid for Roth’s commissions and other fees of $104,992.

Reverse Stock Split & Decrease in Authorized Shares

On October 23, 2024, the Company filed a certificate of amendment (the “Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate a reverse stock split of the Company’s common stock at a ratio of 1-for-15 (the “Reverse Stock Split”), as well as the decrease in the number of shares of common stock authorized for issuance from 490,000,000 to 100,000,000. The Amendment became effective at 5:00 p.m. ET on October 25, 2024.

Series C Convertible Preferred Stock

On December 13, 2024, the Company filed a certificate of designations of preferences, rights, and limitations of Series C Convertible Preferred Stock (the “Series C Certificate of Designations”) with the State of Delaware which provides for the designation of 10,000 shares of Series C preferred stock of the Company, par value $0.0001 per share, upon the terms and conditions as set forth in the Series C Certificate of Designations. Each share of Series C Preferred Stock has a stated value of $1,000 (the “Stated Value”).

The Series C Preferred Stock shall rank (i) senior to the Company’s common stock (the “Common Stock”) and any other class or series of capital stock of the Company created hereafter, the terms of which specifically provide that such class or series shall rank junior to the Series C Preferred Stock, (ii) pari passu with any class or series of capital stock of the Company created hereafter specifically ranking, by its terms, on par with the Series C Preferred Stock, (iii) pari passu with Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”) with respect to its rights, preferences and restrictions, and (iv) subordinate to the Series A Convertible Preferred Stock of the Company (the “Series A Preferred Stock”).

Holders of the Series C Preferred Stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series C Preferred Stock equal (on an as-if-converted-to-common-stock basis, disregarding for such purpose any conversion limitations hereunder) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock.

Holders of the Series C Preferred Stock have no voting power except as otherwise required by the Delaware General Corporation Law.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of the Series C Preferred Stock shall be entitled to receive out of the assets available for distribution to stockholders, (i) after and subject to the payment in full of all amounts required to be distributed to the holders of another class or series of stock of the Company ranking on liquidation prior and in preference to the Series C Preferred Stock, including the Series A Preferred Stock, (ii) ratably with any class or series of stock ranking on liquidation on parity with the Series C Preferred Stock and (iii) in preference and priority to the holders of the shares of common stock, an amount equal to 100% of the Stated Value of the Series C Preferred Stock, in proportion to the full and preferential amount that all shares of the Series C Preferred Stock are entitled to receive.

Each share of Series C Preferred Stock shall be convertible into common stock (the “Conversion Shares”) at a conversion per share equal to $2.41, at the option of the holder, at any time after the later of (i) the date of the shareholder approval of the issuance of the Conversion Shares pursuant to the rules of the Nasdaq Stock Market and (ii) the one year anniversary of the date of the first issuance of any shares of the Series C Preferred Stock. In addition, the holder shall not have the right to convert any portion of the Series C Preferred Stock if, after giving effect to the conversion, such holder (together with its affiliates) would beneficially own in excess of 19.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of the respective Conversion Shares.

York Sun Securities Purchase Agreement

On December 19, 2024, the Company entered into that certain securities purchase agreement (the “Securities Purchase Agreement”), with an accredited investor, York Sun Investment Holding Limited (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor, upon the terms and conditions set forth in the Securities Purchase Agreement, up to 7,000 shares of Series C Convertible Preferred Stock for up to an aggregate of $7,000,000 (the “Purchase Price”), which is equal to $1,000 per share. The first closing occurred on December 24, 2024, with respect to the Investor’s purchase of 3,500 shares of Series C Convertible Preferred Stock in exchange for $3,500,000.

The Investor shall also have a right of first refusal during the period beginning on the date of the Securities Purchase Agreement and continuing until such shareholder approval is obtained, on all issuances of convertible preferred stock of the Company, excluding agreements that are in place prior to the date of the Securities Purchase Agreement and issuances of new classes of convertible preferred stock in exchange for existing classes of convertible preferred stock. Additionally, the Investor has the right, pursuant to the Securities Purchase Agreement to appoint one member to, or to replace one member of, the Company’s board of directors, subject to all applicable Nasdaq rules.

The Investor’s purchase of the remaining 3,500 shares of Series C Convertible Preferred Stock under the Securities Purchase Agreement in exchange for an additional $3,500,000 is required to occur within 120 calendar days of the date of the Securities Purchase Agreement, subject to the satisfaction of customary closing conditions.

Series D Convertible Preferred Stock

On January 6, 2025, the Company filed a certificate of designations of preferences, rights, and limitations of Series D Convertible Preferred Stock (the “Series D Certificate of Designations”) with the Department of State, Division of Corporations, of the State of Delaware, which provides for the designation of 5,000 shares of Series D Preferred Stock of the Company, par value $0.0001 per share, upon the terms and conditions as set forth in the Series D Certificate of Designations. Each share of Series D Preferred Stock has a stated value of $1,000 (the “Stated Value”).

The Series D Preferred Stock shall rank (i) senior to the Company’s common stock and any other class or series of capital stock of the Company created hereafter, the terms of which specifically provide that such class or series shall rank junior to the Series D Preferred Stock, (ii) pari passu with any class or series of capital stock of the Company created hereafter specifically ranking, by its terms, on par with the Series D Preferred Stock, (iii) pari passu with the Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”) with respect to its rights, preferences and restrictions, and (iv) pari passu with the Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”).

Holders of the Series D Preferred Stock have no voting power except as otherwise required by the Delaware General Corporation Law.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of the Series D Preferred Stock shall be entitled to receive out of the assets available for distribution to stockholders, (i) after and subject to the payment in full of all amounts required to be distributed to the holders of another class or series of stock of the Company ranking on liquidation prior and in preference to the Series D Preferred Stock, including the Series A Preferred Stock, (ii) ratably with any class or series of stock ranking on liquidation on parity with the Series D Preferred Stock and (iii) in preference and priority to the holders of the shares of Common Stock, an amount equal to 100% of the Stated Value of the Series D Preferred Stock, in proportion to the full and preferential amount that all shares of the Series D Preferred Stock are entitled to receive.

Each share of Series D Preferred Stock shall be convertible into common stock (the “Conversion Shares”) at a conversion per share equal to $2.41, at the option of the holder, at any time after the Company has obtained shareholder approval for the issuance of the Conversion Shares pursuant to the rules of the Nasdaq Stock Market. In addition, the holder shall not have the right to convert any portion of the Series D Preferred Stock if, after giving effect to the conversion, such holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of the respective Conversion Shares.

Wenzhao Lu Exchange Agreement

On January 9, 2025, the Company entered into an exchange agreement with Wenzhao Lu, the Chairman of the Board of Directors of the Company, pursuant to which Mr. Lu exchanged 9,000 shares of Series A Preferred Stock of the Company for 5,000 shares of Series D Preferred Stock of the Company pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Exchange”). Upon consummation of the Exchange, there were no shares of Series A Preferred Stock of the Company outstanding.

Redemption Agreement

During 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company, Avalon Lab, Laboratory Services MSO, and the other parties signatory thereto, entered into a Redemption and Abandonment Agreement (the “Redemption Agreement”), whereby Laboratory Services MSO redeemed the 40% equity interest in Laboratory Services MSO held by Avalon Lab for cash and the surrender of its Series B Convertible Preferred Stock having a carrying value of $11,000,000 (the “Redemption”). The aggregate cash amount to Avalon Lab for the Redemption was $1,745,000, to be paid as follows: one payment of $95,000 at the closing of the Redemption and, beginning in March 2025, monthly payments of $75,000 until December 2026. In addition, pursuant to the terms of the Redemption Agreement, all shares of Avalon’s Series B Convertible Preferred Stock previously issued to SCBC Holdings LLC as partial consideration for the equity interests of Laboratory Services MSO, were permanently surrendered and relinquished to Avalon for no additional consideration. As a result of the Redemption, beginning in February 2025, we no longer offer laboratory services.

Agreement and Plan of Merger

On March 7, 2025, the Company, Nexus MergerSub Limited, a wholly owned subsidiary of the Company (“Merger Sub”), and YOOV Group Holding Limited (“YOOV”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into YOOV, with YOOV surviving the merger and becoming a direct, wholly owned subsidiary of the Company (the “Merger”). The Merger is expected to be completed in the third quarter of 2025, subject to customary closing conditions.

Subject to the terms and conditions of the Merger Agreement, immediately prior to the effective time of the Merger (the “Effective Time”), each then-outstanding share of YOOV preferred shares, par value $0.10 per share, will either automatically be converted into shares of YOOV ordinary shares, par value $0.10 per share (the “YOOV Ordinary Shares”) or canceled and cease to exist in accordance with their terms. At the Effective Time, each then-outstanding YOOV Ordinary Share (other than any shares held in treasury and Dissenting Shares (as defined in the Merger Agreement)) will be automatically converted into a number of shares of the Company’s common stock equal to the Exchange Ratio. The “Exchange Ratio” will be the ratio (rounded to four decimal places), determined as follows: if the closing price of the Company’s common stock on Nasdaq on the second trading day immediately preceding the Effective Time is (x) less than or equal to $5.00, the Exchange Ratio shall be 60,000,000 divided by the Company Outstanding Shares (as defined in the Merger Agreement); or (y) greater than $5.00, the Exchange Ratio shall be 54,000,000 divided by the Company Outstanding Shares.

Pursuant to the terms of the Merger Agreement, (i) each then-outstanding share of the Company’s common stock will remain issued and outstanding after the Effective Time and (ii) each then-outstanding option to purchase Company common stock, whether or not vested, will remain issued and outstanding after the Effective Time. The then-outstanding shares of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock will remain outstanding in accordance with their terms. Additionally, at the Effective Time, the Company’s name will be changed to “YOOV, Inc.”

In connection with the Merger, the Company will seek approval of its stockholders to, among other things, (i) approve the issuance of the shares of the Company’s common stock to be issued to YOOV shareholders in connection with the Merger pursuant to the rules of Nasdaq and (ii) amend the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock to the extent the Company and YOOV mutually agree implementing such reverse stock split is necessary to meet Nasdaq’s listing requirements (collectively, the “Avalon Stockholder Matters”).

Each of the Company and YOOV have made customary representations, warranties and covenants in the Merger Agreement, including, among other things, covenants relating to (i) obtaining the requisite approval of its respective stockholders, (ii) non-solicitation or facilitation of any Takeover Proposal or Superior Proposal (as each is defined in the Merger Agreement), (iii) the conduct of its respective business during the period between the signing of the Merger Agreement and the closing of the Merger, and (iv) the Company filing with the SEC and causing to become effective a registration statement on Form S-4 (the “Registration Statement”) to register the shares of the Company’s common stock to be issued in connection with the Merger.

Consummation of the Merger is subject to certain closing conditions, including, among other things, (i) approval of the Avalon Stockholder Matters by the requisite stockholders of the Company, (ii) adoption and approval of the Merger Agreement, and the transactions contemplated thereby, by the requisite YOOV shareholders, (iii) the effectiveness of the Registration Statement and (iv) the listing of the Company’s common stock issuable in connection with the Merger on Nasdaq. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including regarding the accuracy of the representations and warranties of the other party, subject to the applicable materiality standard, and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the Effective Time.

The Merger Agreement contains certain termination rights for both the Company and YOOV, including the right to terminate the Merger Agreement at any time before the Effective Time, whether before or after the Avalon Stockholder Matters have been approved, by mutual written consent of the parties. In addition, the Merger Agreement may be terminated at any time by either party if the Merger is not consummated on or before March 7, 2026 (the “End Date”), provided that the End Date may be extended by either party for up to 60 days in the event that the SEC has not declared effective the Registration Statement by the date which is 60 days prior to the End Date. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay YOOV a termination fee of $1.0 million; however, YOOV is not required to pay the Company a termination fee.

At the Effective Time, the Company’s board of directors (the “Avalon Board”) is expected to consist of seven members, five of whom will be designated by YOOV and two of whom will be designated by the Company, as provided in the Merger Agreement.

Voting and Support Agreements

Concurrently with the execution of the Merger Agreement, (i) the officers, directors and certain shareholders of YOOV (solely in their respective capacities as YOOV shareholders) have entered into voting and support agreements with the Company and YOOV, pursuant to which such YOOV shareholders agree, among other things to, (a) not transfer their capital stock of YOOV, subject to certain limited exceptions and (b) vote all of their shares of capital stock of YOOV in favor of the adoption and approval of the Merger Agreement and the transactions contemplated thereby and against, among other things, any Takeover Proposals (the “YOOV Voting Agreement”) and (ii) the officers, directors and certain stockholders of the Company (solely in their respective capacities as the Company stockholders) have entered into voting and support agreements with the Company and YOOV, pursuant to which such Company stockholders agree, among other things to, (a) not transfer their capital stock of the Company, subject to certain limited exceptions and (b) vote all of their shares of Company capital stock in favor of, among other things, the Avalon Stockholder Matters and against, among other things, any Takeover Proposals (the “Avalon Voting Agreement”).

Lock-Up Agreements

Concurrently with the execution of the Merger Agreement, certain directors, officers and stockholders of each of the Company and YOOV have entered into lock-up agreements (the “Lock-Up Agreement”), pursuant to which, subject to specified exceptions, they have agreed not to transfer their shares of the Company’s common stock during the 180-day period following the Effective Time.

Certificates of Elimination

On March 7, 2025, the Company filed a Certificate of Elimination relating to each of the Series A Preferred Stock and the Series B Preferred Stock (the “Eliminations of Designation”) with the Secretary of State of the State of Delaware, thereby terminating the designations of the Series A Preferred Stock and the Series B Preferred Stock. The Eliminations of Designation were effective upon filing and eliminated from the Company’s Amended and Restated Certificate of Incorporation all matters set forth in the previously-filed Certificates of Designations with respect to the previously designated Series A Preferred Stock and Series B Preferred Stock.

Bylaws Amendment

On March 7, 2025, the Board approved and adopted an amendment (the “Amendment”) to the Company’s Amended and Restated Bylaws (the “Bylaws”). The Amendment reduces the quorum at any meeting of stockholders, except as otherwise required by law or by the Company’s Amended and Restated Certificate of Incorporation or the Bylaws, to one-third of the voting power of the shares of capital stock outstanding and entitled to vote at the meeting, present in person, present by remote communication, if applicable, or represented by proxy.

Corporate and Available Information

We were incorporated in Delaware. Our website is located at http://www.avalon-globocare.com. On our website, investors can obtain, free of charge, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Code of Conduct and Business Ethics, including disclosure related to any amendments or waivers thereto, and other reports and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file such material electronically with, or furnish it to, the SEC. None of the information posted on our website is incorporated by reference into this Annual Report on Form 10-K. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

Risks Related to the Potential Merger with YOOV

●	The risk that the conditions to the closing of the transaction are not satisfied, including the failure to obtain stockholder approval for the transaction.

●	The timing, receipt and terms and conditions of any required regulatory approvals of the Merger that could cause the parties to abandon the Merger.

●	Our and YOOV’s ability to meet expectations regarding the timing and completion of the Merger.

●	Uncertainties as to the timing of the consummation of the transaction and the ability of each of us and YOOV to consummate the transaction.

●	Risks related to our continued listing on The Nasdaq Capital Market until closing of the Merger.

●	Risks that our stock price may decline significantly if the Merger is not completed.

●	The outcome of any legal proceedings that may be instituted against us and others following the announcement of the Merger Agreement.

●	Expectations regarding the strategies, prospects, plans, expectations and objectives of management of us or YOOV for future operations of the combined company following the closing of the Merger.

●	The ability of the combined company to recognize the benefits that may be derived from the Merger, including the commercial or market opportunity of the product candidates of YOOV and the combined company.

●	Risks related to our and YOOV’s ability to correctly estimate their respective operating expenses and expenses associated with the transaction, uncertainties regarding the impact any delay in the closing would have on the anticipated cash resources of the combined company upon closing and other events and unanticipated spending and costs that could reduce the combined company’s cash resources.

●	The occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement.

●	The fact that under the terms of the Merger Agreement, we are restrained from soliciting other acquisition proposals during the pendency of the Merger, except in certain circumstances.

●	The effect of the announcement or pendency of the Merger on our or YOOV’s business relationships, operating results and business generally, including disruption of our and YOOV’s management’s attention from ongoing business operations due to the Merger and potential adverse reactions or changes to business relationships resulting from the announcement or completion of the transaction.

●	The risk that the Merger Agreement may be terminated in circumstances that require us to pay a termination fee.

General Operating and Business Risks

●	Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

●	Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

●	There is substantial doubt about our ability to continue as a going concern, which will affect our ability to obtain future financing and may require us to curtail our operations.

●	Our cash will only fund our operations for a limited time and we will need to raise additional capital in order to support our development.

●	Joint ventures, joint ownership arrangements and other projects pose unique challenges and we may not be able to fully implement or realize synergies, expected returns or other anticipated benefits associated with such projects.

●	We must effectively manage the growth of our operations, or our company will suffer.

●	Potential liability claims may adversely affect our business.

●	In accordance with our strategic development policy, we may invest in companies for strategic reasons and may not realize a return on our investments.

●	Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and any patent protection we may obtain in the future could be reduced or eliminated for non-compliance with these requirements.

●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If we fail to protect or enforce our intellectual property rights adequately or secure rights to patents of others, the value of our intellectual property rights would diminish.

●	If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

Risk Factors Related to Commercialization Activity

●	Some of our medical device products in the future may face significant government regulation, and there is no guarantee that our medical devices will receive regulatory approval.

●	Even if our medical devices receive regulatory approval, we may still face future development and regulatory difficulties.

●	If we or our current or future collaborators, manufacturers, or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions and substantial penalties, which could affect our ability to develop, market and sell our products and may harm our reputation.

●	Any medical devices we develop may become subject to unfavorable pricing regulations, third party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.

●	The healthcare industry is heavily regulated in the U.S. at the federal, state, and local levels, and our failure to comply with applicable requirements may subject us to penalties and negatively affect our financial condition.

●	Our ability to obtain reimbursement or funding from the federal government may be impacted by possible reductions in federal spending.

Risks Related to Our Securities

●	Our officers, directors and principal stockholders own a significant percentage of our capital stock and will be able to exert significant control over matters that are subject to stockholder approval.

●	If we are unable to maintain listing of our securities on The Nasdaq Capital Market or another reputable stock exchange, it may be more difficult for our stockholders to sell their securities.

●	The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

●	You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

Risks Related to the Potential Merger with YOOV

Failure to complete the Merger could negatively impact the stock price and our future business and financial results.

The parties’ respective obligations to complete the Merger are subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement. There can be no assurance that the conditions to completion of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed for any reason, our ongoing businesses may be materially and adversely affected and, without realizing any of the benefits of having completed the Merger, We would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on the trading price of our common stock, which could affect our ability to secure sufficient financing in the future on attractive terms (or at all) as a standalone company, and from their respective customers, vendors, regulators and employees, and if we are unable to obtain additional capital, we may need to cease operations, dissolve or seek protection of bankruptcy courts;

●	we may be required to pay YOOV a termination fee of $1,000,000 if we fail to consummate the Merger under specified circumstances;

●	we will be required to pay certain expenses incurred in connection with the Merger, whether or not the Merger is completed;

●	the Merger Agreement places certain restrictions on the operation of our business prior to the closing of the Merger, and such restrictions, the waiver of which is subject to the consent of YOOV, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger that we would have made, taken or pursued if these restrictions were not in place; and

●	matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

In addition, we could be subject to litigation related to any failure to complete the Merger or related to any proceeding to specifically enforce our or YOOV’s obligations under the Merger Agreement.

If any of these risks materialize, they may materially and adversely affect our business, financial condition, financial results and stock prices.

We and YOOV will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees, vendors and customers may have an adverse effect on our or YOOV and consequently on the combined company after the closing of the Merger. These uncertainties may impair our and YOOV’s ability to retain and motivate key personnel and could cause customers and others that deal with us and YOOV, as applicable, to defer or decline entering into contracts with us or YOOV, as applicable, or making other decisions concerning us or YOOV, as applicable, or seek to change existing business relationships with us or YOOV, as applicable. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the Merger, our and YOOV’s businesses could be harmed. Furthermore, the Merger Agreement places certain restrictions on the operation of our and YOOV’s businesses prior to the closing of the Merger, which may delay or prevent us and YOOV from undertaking certain actions or business opportunities that may arise prior to the consummation of the Merger.

Third parties may terminate or alter existing contracts or relationships with us or YOOV.

Each of us and YOOV has contracts with customers, vendors and other business partners which may require us or YOOV, as applicable, to obtain consents from these other parties in connection with the Merger. If these consents cannot be obtained, the counterparties to these contracts and other third parties with which us and/or YOOV currently have relationships may have the ability to terminate, reduce the scope of or otherwise materially adversely alter their relationships with either party in anticipation of the Merger, or with the combined company following the Merger. The pursuit of such rights may result in us and YOOV suffering a loss of potential future revenue, incurring liabilities in connection with a breach of such agreements or losing rights that are material to their businesses. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Merger. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the Merger or the termination of the Merger.

The Merger is subject to a number of closing conditions and, if these conditions are not satisfied, the Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed. In addition, the parties have the right to terminate the Merger Agreement under other specified circumstances, in which case the Merger would not be completed.

The Merger is subject to a number of closing conditions and, if these conditions are not satisfied or waived (to the extent permitted by law), the Merger will not be completed.

These conditions include, among others: (i) the absence of certain legal impediments, (ii) effectiveness of the registration statement on Form S-4 relating to the Merger, (iv) obtaining approval from our stockholders to (i) approve the issuance of the shares of our common stock to be issued to YOOV shareholders in connection with the Merger pursuant to the rules of Nasdaq and (ii) amend our certificate of incorporation to effect a reverse stock split of our common stock to the extent we and YOOV mutually agree implementing such reverse stock split is necessary to meet Nasdaq’s listing requirements, (v) the approval of the Merger Agreement and the Merger by YOOV shareholders and (vi) the approval of the Nasdaq listing application and the listing of the our shares on The Nasdaq Capital Market following the Merger. In addition, each party’s obligation to complete the Merger is subject to the accuracy of the other parties’ representations and warranties in the Merger Agreement, the other parties’ compliance, in all material respects, with their respective covenants and agreements in the Merger Agreement.

The conditions to the closing of the Merger may not be fulfilled and, accordingly, the Merger may not be completed. In addition, if the Merger is not completed by March 7, 2026, any party may choose not to proceed with the Merger. Moreover, the parties can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Merger, before or after receipt of the requisite approvals by our stockholders and the YOOV shareholders, each party may elect to terminate the Merger Agreement in certain other circumstances, as set forth in the Merger Agreement. If the Merger Agreement is terminated, we may incur substantial fees and expenses in connection with termination of such Agreement and we will not realize the anticipated benefits of the Merger. In addition, if the Merger is not completed, we may not have sufficient capital to continue to operate our business in the long term and may become insolvent and be required to seek the protection of the bankruptcy courts and, without additional funding or a strategic transaction, we would likely be delisted from Nasdaq.

We or YOOV may waive one or more of the closing conditions to the Merger without re-soliciting stockholder approval.

Each of us and YOOV has the right to waive certain of the closing conditions to the Merger. Any such waiver may not require re-solicitation of stockholders, in which case stockholders of us and shareholders of YOOV will not have the chance to change their votes as a result of any such waiver and we and YOOV will have the ability to complete the Merger without seeking further stockholder approval. Any determination whether to waive any condition to the Merger, whether stockholder approval would be re-solicited as a result of any such waiver or whether this proxy statement/prospectus would be amended as a result of any waiver will be made us or YOOV, as applicable, at the time of such waiver based on the facts and circumstances as they exist at that time, and any such waiver could have an adverse effect on the combined company.

Our stockholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over management.

Our stockholders, as a group have significantly reduced ownership and voting power in the combined company compared to their current ownership and voting power in us. In particular, upon consummation of the Merger, our stockholders, as a group, will own less than 3% of the outstanding common stock of us. In addition, our stockholders, as a group, will be able to exercise less collective influence over the management and policies of the combined company than they currently exercise over the management and policies of us.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that make it more difficult for us to enter into alternative transactions. The Merger Agreement contains certain provisions that restrict our ability to solicit or facilitate proposals from third parties with respect to transactions involving the financing or sale of us, or provide non-public information to, or otherwise participate or engage in discussions or negotiations with, third parties or take certain other actions that would reasonably be expected to lead to a third-party acquisition proposal. Further, there are only limited exceptions to our agreement that our board of directors will not change its recommendation in favor of the adoption of the Merger Agreement. However, at any time prior to the receipt of the requisite stockholder approval by our stockholders and the approval of the Merger Agreement and the Merger by YOOV shareholders, in response to an unsolicited superior proposal made by a third party, Our board of directors may make an adverse recommendation change, and terminate the Merger Agreement to enter into an alternative acquisition agreement, if it concludes in good faith, after consultation with outside financial advisors and outside legal counsel, that the failure to take such action would be inconsistent with the fiduciary duties of our board of directors under the circumstances and under applicable law.

As described above, we may be required to pay a termination fee of $1,000,000 to YOOV if the Merger is not consummated under specified circumstances as set forth in the Merger Agreement. Upon obtaining the requisite approvals from our stockholders and YOOV shareholders, our right to terminate the Merger Agreement in response to a Superior Proposal (as defined in the Merger Agreement) will cease.

While we believe these provisions are reasonable, customary and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of us from considering or proposing such an acquisition, even if such party were prepared to pay consideration with a higher per-share value than the currently proposed merger consideration or if such party were prepared to enter into an agreement that may be more favorable to us or our stockholders.

Our executive officers and directors may have interests in the Merger that are different from, or in addition to, the rights of their respective stockholders.

Our executive officers negotiated the terms of the Merger Agreement and the board of directors approved the Merger Agreement and the Merger and recommend that each stockholder vote in favor of the proposals to be presented at the special meeting in connection with the Merger. These executive officers and directors may have interests in the Merger that are different from, or in addition to, our stockholders. These interests include the potential continued employment or retention as consultants of certain executive officers of us with the combined company following the Merger, the continued service of certain of our directors as directors of the combined company following the Merger and the indemnification of our executive officers and directors.

We, YOOV and, subsequently, the combined company may have difficulty attracting, motivating and retaining executives and other key employees in light of the proposed Merger.

The combined company’s success after the Merger will depend in part on each of our and YOOV’s ability to retain key executives and other employees. Uncertainty about the effect of the Merger on our and YOOV’s employees may have an adverse effect on each company separately and consequently, the combined company. This uncertainty may impair the combined company’s ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the pendency of the Merger, as our and YOOV’s employees may experience uncertainty about their future roles in the combined business. YOOV’s common stock

Furthermore, if any of our or YOOV’s key employees depart or are at risk of departing, including because of issues relating to the uncertainty and difficulty of integration, financial security or a desire not to become employees of the combined business, we or YOOV, as applicable, may have to incur significant costs in retaining such individuals or in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent, and the combined company’s ability to realize the anticipated benefits of the Merger may be materially and adversely affected. No assurance can be given that the combined company will be able to attract or retain key employees to the same extent that we or YOOV have been able to attract or retain employees in the past.

We will incur significant transaction and Merger-related transition costs in connection with the Merger.

We expect that we will incur significant, non-recurring costs in connection with consummating the Merger and integrating the operations of the two companies post-Closing. We will incur significant fees and expenses relating to financing arrangements and legal services (including any costs that would be incurred in defending against any potential class action lawsuits and derivative lawsuits in connection with the Merger if any such proceedings are brought), accounting and other fees and costs, associated with consummating the Merger. Some of these costs are payable regardless of whether the Merger is completed. In addition, we may be required to pay a termination fee of $1,000,000 if the Merger Agreement is terminated under specified circumstances described in the Merger Agreement. Though we continue to assess the magnitude of these costs, additional unanticipated costs may be incurred in the Merger and the integration of the businesses of us and YOOV.

We may be the target of securities class action and stockholder lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and stockholder lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect our or the combined company’s business, financial position and results of operations. As of the date of this report, no such lawsuits have been filed in connection with the Merger and the parties cannot predict whether any will be filed.

General Operating and Business Risks

Our limited revenue makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We have limited operating revenue. Because of the uncertainties related to our lack of significant revenue, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

We incurred net losses amounting to approximately $7.9 million and $16.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $87.7 million. If we incur additional significant losses, our stock price may decline, perhaps significantly. Our management is developing plans to achieve profitability. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are a new enterprise, we expect that net losses will continue.

There is substantial doubt about our ability to continue as a going concern, which will affect our ability to obtain future financing and may require us to curtail our operations.

Our financial statements as of December 31, 2024 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2024 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing management’s assessment and conclusion that there is substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. We cannot assure you, however, that we will be able to achieve any of the foregoing. See Note 2 to our Consolidated Financial Statements for further details.

Our cash will only fund our operations for a limited time and we will need to raise additional capital in order to support our development.

We are currently operating at a loss and expect our operating costs will increase significantly as we continue to grow our operations. The independent registered public accounting firm that audited our 2024 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing management’s assessment and conclusion that there is substantial doubt in our ability to continue as a going concern. At December 31, 2024, we had cash of approximately $2.9 million. We will need to raise additional capital or generate substantial revenue in order to support our development and commercialization efforts.

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

As of December 31, 2024, we had approximately $8.4 million of outstanding indebtedness. In order to service this indebtedness and any additional indebtedness we may incur in the future, we will need to generate cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. If we are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either when they mature, or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our business operations and financial condition.

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

We may be undertaking, or participating with various counterparties in, a number of projects that involve forming joint ventures and acquiring laboratories that are accretive to our commercial strategy. Many of these projects could involve numerous regulatory, environmental, commercial, economic, political and legal uncertainties that are beyond our control, including the following:

●	We may be unable to realize our forecasted commercial, operational or administrative synergies in connection with our joint venture and joint ownership arrangements; and

●	Joint ventures and other joint ownership arrangements may demand substantial internal resources and may divert resources and attention from other areas of our business.

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

From time to time, we may make investments in companies. These investments may be for strategic objectives to support our key business initiatives but may also be standalone investments or acquisitions. Such investments or acquisitions could include equity or debt instruments in private companies, many of which may not be marketable at the time of our initial investment. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies may depend on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as public offerings, mergers, and private sales. If any of these private companies fails, we could lose all or part of our investment in that company. If we determine that impairment indicators exist and that there are other-than-temporary declines in the fair value of the investments, we may be required to write down the investments to their fair value and recognize the related write-down as an investment loss. For the year ended December 31, 2024, we had an impairment of goodwill acquired from Lab Services MSO acquisition of approximately $0.3 million. In the future, we could have additional impairment charges related to investments that we may make.

Our strategic transactions involve risks, and we may not realize the expected benefits because of numerous uncertainties and risks.

We regularly consider and may enter into strategic transactions, including mergers, acquisitions, joint ventures, investments and other growth, market and geographic expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies, and other various benefits. Our ability to deliver the expected benefits from any strategic transaction is subject to numerous uncertainties and risks, including our ability to integrate personnel, labor models, financial, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; and increasing the scope, geographic diversity, and complexity of our operations. Effective internal controls are necessary to provide reliable and accurate financial reports, and the integration of businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Integration of businesses into our internal control system could cause us to fail to meet our financial reporting obligations. Additionally, we may recognize material impairments in the future, including in connection with assets we have acquired or divested in a strategic transaction or charges to earnings associated with any strategic transaction, which may materially reduce our earnings. Our shareholders may react unfavorably to our strategic transactions and strategic transactions may also be subject to regulatory uncertainty due to the changing enforcement landscape. We may not realize the anticipated benefits from such transactions, we may be exposed to additional liabilities of any acquired business or joint venture, and we may be exposed to litigation in connection with the strategic transaction. Further, we may finance these strategic transactions by incurring additional debt, which could increase leverage or impact our ability to access capital in the future.

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

We are party to a research agreement with the Massachusetts Institute of Technology (“MIT”) for development of chimeric antigen receptor (CAR) technology. Although we have halted all research and development, MIT has granted us options to non-exclusively or exclusively license MIT inventions arising under this research agreement and we continue to maintain our joint patent applications.

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

We depend on third parties to provide supplies and services critical to our Keto Air business. We are heavily reliant on third-party ground and air travel for transport of diagnostic testing supplies. A significant disruption to these travel systems, or our access to them, could have a material adverse effect on our business. Disruptions to the continued supply, or increases in costs, of these products. may arise from export/import restrictions or embargoes, political or economic instability, pressure from animal rights activists, adverse weather, natural disasters, public health crises, transportation disruptions, cyber-attacks, or other causes, as well as from termination of relationships with suppliers or vendors for their failure to follow our performance standards and requirements. Disruption of supply and services has impacted and could continue to impact or have a material adverse effect on our business related to the sale of Keto Air.

Risk Factors Related to Commercialization Activity

Some of our medical device products in the future may face significant government regulation, and there is no guarantee that our medical devices will receive regulatory approval.

The manufacturing and marketing of our potential medical device products such as our breathalyzer system may be subject to extensive regulation by the FDA and other regulatory authorities in the United States, as well as by regulatory authorities in other countries. In the United States, our product candidates are subject to regulation as biological products or as combination biological products/medical devices under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other statutes, as outlined in the Code of Federal Regulations. Different regulatory requirements may apply to our products depending on how they are categorized by the FDA under these laws. These regulations can be subject to substantial and significant interpretation, addition, amendment or revision by the FDA and by the legislative process. The FDA may determine that we will need to undertake clinical trials beyond those currently planned. Furthermore, the FDA may determine that results of clinical trials do not support approval for the product. Similar determinations may be encountered in foreign countries. The FDA will continue to monitor products in the market after approval, if any, and may determine to withdraw its approval or otherwise seriously affect the marketing efforts for any such product. The same possibilities exist for trials to be conducted outside of the United States that are subject to regulations established by local authorities and local law. Any such determinations would delay or deny the introduction of our product candidates to the market and have a material adverse effect on our business, financial condition, and results of operations.

Certain medical devices are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, other federal agencies and corresponding state agencies to ensure strict compliance with good manufacturing practices, and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, nor can we guarantee that we will maintain compliance with such regulations in regard to our own manufacturing processes. Other risks include:

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

Even if our medical devices receive regulatory approval in the United States, we may never receive approval or commercialize our product candidates outside of the United States. In order to market and commercialize any product candidate outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding manufacturing, safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Failure to obtain regulatory approval in other countries, or any delay or setback in obtaining such approval, could have the same adverse effects detailed above regarding FDA approval in the United States. Such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on product sales and potential royalties, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

Even if our medical devices receive regulatory approval, we may still face future development and regulatory difficulties.

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

Given the number of recent high-profile adverse safety events with certain medical devices, the FDA may require, as a condition of approval, costly risk management programs, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials, and restrictions on direct-to-consumer advertising. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the FDA’s efforts to assure the safety of marketed cell based therapy has resulted in the proposal of new legislation addressing drug safety issues. If enacted, any new legislation could result in delays or increased costs during the period of product development, and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. Any of these restrictions or requirements could force us to conduct costly studies or increase the time for us to become profitable. For example, any labeling approved for any of our product candidates may include a restriction on the term of its use, or it may not include one or more of our intended indications.

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

Although we currently are only marketing Keto Air, once our medical devices are covered by federal health care programs, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third party payors play a primary role in the recommendation and prescription of any medical devices for which we obtain marketing approval. Our future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse, transparency, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid;

●	federal civil and criminal false claims laws and civil monetary penalty laws, such as the U.S. federal FCA, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against, individuals or entities for knowingly presenting or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

●	HIPAA includes a fraud and abuse provision referred to as the HIPAA All-Payor Fraud Law, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by HITECH, and its implementing regulations, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding, the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

●	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

●	the federal Physician Payment Sunshine Act and the implementing regulations, also referred to as “Open Payments,” issued under the ACA, which require that manufacturers of pharmaceutical and biological drugs reimbursable under Medicare, Medicaid, and Children’s Health Insurance Programs report to the Department of Health and Human Services all consulting fees, travel reimbursements, research grants, and other payments, transfers of value or gifts made to physicians and teaching hospitals with limited exceptions; and

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

Any medical devices we develop may become subject to unfavorable pricing regulations, third party coverage and reimbursement practices or healthcare reform initiatives, thereby harming our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new medical devices vary widely from country to country. Some countries require approval of the sale price of a device before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we intend to monitor these regulations, our programs are currently in earlier stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. However, there may be significant delays in obtaining coverage for newly-approved medical devices. . Moreover, eligibility for coverage does not necessarily signify that a cell based therapy will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution costs. Also, interim payments for new cell based therapy if applicable, may be insufficient to cover our costs and may not be made permanent. Thus, even if we succeed in bringing one or more products to the market, these products may not be considered medically necessary or cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in earlier stages of development, we are unable at this time to determine their cost effectiveness, or the likely level or method of reimbursement. In addition, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

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

Average prices for medical devices may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of medical devices from countries where they may be sold at lower prices than in the U.S. Reimbursement rates under Medicare Part B would depend in part on whether the newly approved product would be eligible for a unique billing code. It is difficult for us to predict how Medicare coverage and reimbursement policies will be applied to our products in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.

Third party payors often rely upon Medicare coverage policies and payment limitations in setting their own reimbursement rates. These coverage policies and limitations may rely, in part, on compendia listings for approved therapeutics. Our inability to promptly obtain relevant compendia listings, coverage, and adequate reimbursement from both government-funded and private payors for products that we develop and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our financial condition.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products, once marketing approval is obtained.

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

As a healthcare company, our operations and interactions with healthcare providers may be subject to extensive regulation in the U.S., particularly if we receive FDA approval for any of its products in the future. For example, if we receive FDA approval for a product for which reimbursement is available under a federal healthcare program (e.g., Medicare, Medicaid), it would be subject to a variety of federal laws and regulations, including those that prohibit the filing of false or improper claims for payment by federal healthcare programs (e.g. the federal False Claims Act), prohibit unlawful inducements for the referral of business reimbursable by federal healthcare programs (e.g. the federal Anti-Kickback Statute), and require disclosure of certain payments or other transfers of value made to U.S.-licensed physicians and teaching hospitals or Open Payments. We are not able to predict how third parties will interpret these laws and apply applicable governmental guidance and may challenge our practices and activities under one or more of these laws. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, our operations and financial condition.

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

Our products, once approved, may be eligible for coverage under Medicare and Medicaid, among other government healthcare programs. Accordingly, we may be subject to a number of obligations based on their participation in these programs, such as a requirement to calculate and report certain price reporting metrics to the government, such as average sales price (ASP) and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for medical devices may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of medical devices from countries where they may be sold at lower prices than in the United States. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to our products in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of medical devices in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

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

The U.S. federal budget remains in flux, which could, among other things, cut Medicare payments to providers. The Trump Administration cost reduction initiatives may impact Medicare and Medicaid reimbursement levels. Medicare program is frequently mentioned as a target for spending cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. In addition, we cannot predict any impact President Trump’s administration and the U.S. Congress may have on the federal budget. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve medical devises and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. If Nasdaq should delist our securities from trading on its exchange for any reason and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

Our common stock is listed on the Nasdaq Capital Market under the symbol “ALBT.” The price of our common stock has been, and we expect it to continue to be, volatile. The stock market in general and the market for smaller healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your shares of common stock at or above the price you paid for your shares of common stock. The market price for our common stock may be influenced by many factors, including:

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

In addition, as of December 31, 2024:

●	52,479 shares of our common stock were issuable upon exercise of outstanding stock options;

●	182,996 shares of our common stock were issuable upon exercise of outstanding stock warrants;

●	60,000 shares of our common stock issuable upon conversion of our outstanding Series A Preferred Stock;

●	194,004 shares of our common stock were issuable upon the conversion of our outstanding Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 under the Securities Act;

●	1,452,282 shares of our common stock issuable upon conversion of our outstanding Series C Preferred Stock;

●	227,269 shares of our common stock issuable upon conversion of our outstanding convertible notes.

If the shares we may issue from time to time upon the exercise of outstanding options and warrants and the conversion of our outstanding Series C Preferred Stock and Series D Preferred Stock are sold and outstanding convertible notes are issues, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

As of the date of this filing, we have issued an aggregate of (i) 3,500 shares of our newly designated Series C Preferred Stock and (ii) 5,000 shares of our newly designated Series D Preferred Stock. In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders. We are authorized to issue an aggregate of 100,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of our common stock. We expect we will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

The ability of our Board to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger.

Our Board is authorized to issue up to 10,000,000 shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of us. The rights of holders of our common stock are subject to the rights of the holders of our preferred stock, including our newly designated Series D Preferred Stock, Series D Preferred Stock and any preferred stock that may be issued. The ability of the Board to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of us by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

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

If we cannot satisfy the continued listing requirements and other rules of The Nasdaq Capital Market, our securities may be delisted, which could negatively impact the price of our securities and your ability to sell them.

Our common stock is listed on The Nasdaq Capital Market under the symbol “ALBT.” In order to maintain our listing on The Nasdaq Capital Market, we are required to comply with certain rules of the applicable trading market, including those regarding minimum stockholders’ equity, minimum share price and certain corporate governance requirements. We may not be able to continue to satisfy the listing requirements and other applicable rules of The Nasdaq Capital Market. If we are unable to satisfy the criteria for maintaining our listing, our securities could be subject to delisting.

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

We are obligated under various lease agreements providing for office space that expire at various dates through December 31, 2025. Total rent expense under these lease agreements was approximately $127,000 and $129,000 for the years ended December 31, 2024 and 2023, respectively.

We believe that our current office space is adequate for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings, except as set forth below.

On October 25, 2017, our subsidiary, Genexosome, entered into and closed a Stock Purchase Agreement with Beijing Jieteng (Genexosome) Biotech Co., Ltd., a corporation incorporated in the People’s Republic of China on August 7, 2015 (“Beijing Genexosome”) which was dissolved in June 2022, and Yu Zhou, MD, PhD, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000, of which $100,000 is still owed. Further, on October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Dr. Zhou, pursuant to which the Company acquired all assets, including all intellectual property and exosome separation systems, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, Genexosome paid Dr. Zhou $876,087 in cash, transferred 3,333 shares of our common stock to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of Genexosome. Further, the Company had not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has decided to impair the intangible asset associated with this acquisition to zero. Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019. Further, on October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016 and violation of Ohio Uniform Trade Secrets Act. Research Institute is seeking monetary damages, injunctive relief, exemplary damages, injunctive relief and other equitable relief. The Company intends to vigorously defend against this action and pursue all available legal remedies. The criminal proceedings against Dr. Zhou and Li Chen have been concluded. The Company, Genexosome and the Research Institute entered into a settlement agreement dated June 7, 2022 (the “Settlement Agreement”), whereby the Company agreed to pay the Research Institute $450,000 on each of the sixty-day, one year and two-year anniversaries of the Settlement Date. In addition, the Company agreed to pay the Research Institute 30% of the Company’s initial pre-tax profit of $3,333,333, 20% of the Company’s second pre-tax profit of $3,333,333 and 10% of the Company’s third pre-tax profit of $3,333,333. The parties provided a mutual release as well.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “ALBT.” On March 28, 2025, the closing price of our common stock on The Nasdaq Capital Market was $5.27.

Holders of Record

As of March 31, 2025, there were approximately 237 registered holders of record of our shares of common stock, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements and related notes to those consolidated financial statements that are included elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a commercial-stage company dedicated to developing and delivering precision diagnostic consumer products. We are currently marketing the Keto Air breathalyzer device and plan to develop additional diagnostic uses of the breathalyzer technology. In addition, we own commercial real estate that houses our headquarters in Freehold, New Jersey.

We have the following areas of focus in 2024 and 2023:

Laboratory Acquisitions

We had embarked on a laboratory rollup strategy focused on forming joint ventures and acquiring laboratories that were accretive to our commercial strategy. As a first step, in February 2023, we acquired a 40% membership interest in Lab Services MSO. Among other things, Lab Services MSO provides toxicology and wellness testing services, a broad portfolio of diagnostic tests, and a broad array of test services. During 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, we and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by us. Accordingly, beginning in February 2025, we no longer offer laboratory services.

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

We were granted exclusive distributorship rights for the KetoAir from Qi Diagnostics for the following territories: North America, South America, the EU and the UK. For our commercialization strategy, we intend to target the diabetes and obesity markets. We sell the product through the KetoAir website and social media. We believe the KetoAir device has some competitive advantages to other methods for measuring ketosis.

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

Going Concern

We are a commercial-stage company dedicated to developing and delivering precision diagnostic consumer products. We are currently marketing the Keto Air breathalyzer device and plan to develop additional diagnostic uses of the breathalyzer technology.

In addition, we own commercial real estate that houses our headquarters in Freehold, New Jersey. These consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, we had working capital deficit of approximately $10,646,000 at December 31, 2024 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $7,903,000 and $4,969,000 for the year ended December 31, 2024, respectively.

We have a limited operating history and our continued growth is dependent upon the continuation of generating rental revenue from our income-producing real estate property in New Jersey and obtaining additional financing to fund future obligations and pay liabilities arising from ordinary course business operations. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in our efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. We plan on raising capital through the sale of equity to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, or at all.

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

Significant estimates during the years ended December 31, 2024 and 2023 include the useful life of investment in real estate and intangible assets, the assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable, and the fair value of the consideration given and assets acquired in the purchase of our equity interest in Lab Services MSO.

Investment in Unconsolidated Companies

We use the equity method of accounting for our investment in, and earning or loss of, company that we do not control but over which we do exert significant influence. We apply the equity method by initially recording these investments at cost, as equity method investments, subsequently adjusted for equity in earnings and cash distributions.

We consider whether the fair value of our equity method investment has declined below its carrying value whenever adverse event or change in circumstance indicates that recorded value may not be recoverable. If we consider any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. Impairment of equity method investment amounted to $259,579 and $9,651,361 for the years ended December 31, 2024 and 2023, respectively.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

Real Property Rental Revenue

For the year ended December 31, 2024, we had real property rental revenue of $1,333,403, as compared to $1,255,681 for the year ended December 31, 2023, an increase of $77,722, or 6.2%. The increase was primarily attributable to the increase in the number of tenants occupying the building in the year ended December 31, 2024 as compared to the year ended December 31, 2023. We expect that our revenue from real property rent will remain at its current level with minimal increase in the near future.

Real Property Operating Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the year ended December 31, 2024, our real property operating expenses amounted to $1,065,574, as compared to $1,017,493 for the year ended December 31, 2023, an increase of $48,081, or 4.7%. The increase was primarily attributable to an increase in electric fee of approximately $40,000 and an increase in other miscellaneous items of approximately $8,000.

Real Property Operating Income

Our real property operating income for the year ended December 31, 2024 was $267,829, representing an increase of $29,641, or 12.4%, as compared to $238,188 for the year ended December 31, 2023. The increase was primarily attributable to the increase in real property rental revenue as described above. We expect our real property operating income will remain at its current level with minimal increase in the near future.

Loss from Equity Method Investment – Lab Services MSO

For the year ended December 31, 2024, we had loss from our investment in Lab Services MSO of $846,588, which consists of our share of Lab Services MSO’s net income of $79,923, and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $666,932, and impairment of goodwill acquired from Lab Services MSO acquisition of $259,579, which was primarily attributable to Lab Services MSO’s lower revenues and net incomes than anticipated and the decline in our stock price and market capitalization.

For the year ended December 31, 2023, we had loss from our investment in Lab Services MSO of $8,571,647, which consists of our share of Lab Services MSO’s net income of $1,236,391, and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $611,356, and impairment of goodwill acquired from Lab Services MSO acquisition of $9,196,682, which was primarily attributable to Lab Services MSO’s lower revenues and net incomes than anticipated and the decline in our stock price and market capitalization.

Other Operating Expenses

For the years ended December 31, 2024 and 2023, other operating expenses consisted of the following:

	Years Ended December 31,
	2024	2023
Advertising and marketing expenses	$237,671	$1,666,721
Professional fees	1,822,105	3,076,477
Compensation and related benefits	1,431,328	1,768,449
Miscellaneous taxes	233,488	57,290
Research and development	-	109,618
Directors and officers’ liability insurance premium	212,898	349,745
Travel and entertainment	109,244	166,921
Rent and related utilities	62,294	64,149
Impairment of laboratory equipment	111,033	-
Other general and administrative	128,912	160,854
	$4,348,973	$7,420,224

●	For the year ended December 31, 2024, advertising and marketing expenses decreased by $1,429,050, or 85.7%, as compared to the year ended December 31, 2023. The decrease was primarily due to decreased advertising activities in the year ended December 31, 2024. We expect that our advertising and marketing expenses will decrease in the near future as we conserve cash.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, valuation service fees and other fees. For the year ended December 31, 2024, professional fees decreased by $1,254,372, or 40.8%, as compared to the year ended December 31, 2023, which was primarily attributable to a decrease in consulting fees of approximately $352,000, mainly due to the decrease in use of consulting service providers related to our acquisition of Lab Services MSO, a decrease in audit fees of approximately $174,000, due to the decreased audit services related to our acquisition of Lab Services MSO, a decrease in accounting fees of approximately $431,000, mainly due to the decreased accounting services related to our acquisition of Lab Services MSO, a decrease in legal service fees of approximately $385,000, mainly due to the decreased legal services related to our acquisition of Lab Services MSO, and a decrease in other miscellaneous items of approximately $47,000, offset by an increase in valuation fee for our equity method investment on Lab Services MSO of $135,000. We expect that our professional fees will likely remain at their current level with minimal increase in the near future.

●	For the year ended December 31, 2024, compensation and related benefits decreased by $337,121, or 19.1%, as compared to the year ended December 31, 2023. The decrease was primarily attributable to the decreased compensation for two of our executive officers, David Jin and Meng Li. We expect that our compensation and related benefits will remain relatively steady, with minimal increase, in the near future.

●	For the year ended December 31, 2024, miscellaneous taxes increased by $176,198, or 307.6%, as compared to the year ended December 31, 2023. The increase was primarily attributable to increased Delaware state franchise tax. We expect that our miscellaneous taxes will decrease in the near future.

●	For the year ended December 31, 2024, research and development expenses decreased by $109,618, or 100.0%, as compared to the year ended December 31, 2023. In the year ended December 31, 2024, we did not incur any activity with respect to research and development projects as we redirected our funding efforts to our core business strategies discussed above.

●	For the year ended December 31, 2024, directors’ and officers’ liability insurance premium decreased by $136,847, or 39.1%, as compared to the year ended December 31, 2023. The decrease was mainly due to our switching to a different insurance provider, resulting in a lower premium.

●	For the year ended December 31, 2024, travel and entertainment expense decreased by $57,677, or 34.6%, as compared to the year ended December 31, 2023. The decrease was mainly due to decreased business travel activities in the year ended December 31, 2024 as compared to the year ended December 31, 2023.

●	For the year ended December 31, 2024, rent and related utilities expenses decreased by $1,855, or 2.9%, as compared to the year ended December 31, 2023.

●	In December 2024, we assessed our laboratory equipment for any impairment and concluded that there were indicators of impairment as of December 31, 2024 and we calculated that the estimated undiscounted cash flows were less than the carrying amount of the laboratory equipment. Based on our analysis, we recognized an impairment loss of $111,033 for the year ended December 31, 2024, which reduced the value of laboratory equipment to zero. We did not record any impairment charge for the year ended December 31, 2023.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, office supplies, and other miscellaneous items. For the year ended December 31, 2024, other general and administrative expenses decreased by $31,942, or 19.9%, as compared to the year ended December 31, 2023, which was mainly attributable to a decrease in office supplies of approximately $12,000, and a decrease in other miscellaneous items of approximately $20,000 due to our efforts at stricter controls on corporate expenditure.

Loss from Operations

As a result of the foregoing, for the year ended December 31, 2024, loss from operations amounted to $4,927,732, as compared to $15,753,683 for the year ended December 31, 2023, representing a decrease of $10,825,951, or 68.7%.

Other (Expense) Income

Other (expense) income mainly includes third party and related party interest expense, debt modification charge, change in fair value of derivative liability, impairment of equity method investment on Epicon, gain on debts extinguishment, and other miscellaneous expense.

Other expense, net, totaled $2,975,662 for the year ended December 31, 2024, as compared to $953,327 for the year ended December 31, 2023, an increase of $2,022,335, or 212.1%, which was primarily attributable to an increase in third party interest expense of approximately $1,077,000, mainly driven by the increase in amortization of debt discount and debt issuance costs of approximately $867,000 and the increased interest expense of approximately $210,000 from third party debts, an increase in interest expense – related party of approximately $9,000, an increase in debt modification charge of approximately $839,000, a decrease in gain on debts extinguishment of approximately $683,000, and an increase in other expense of approximately $56,000, offset by an increase in gain from change in fair value of derivative liability of approximately $186,000, a decrease in impairment of equity method investment on Epicon of approximately $455,000.

Income Taxes

We did not have any income taxes expense for the years ended December 31, 2024 and 2023 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $7,903,394 for the year ended December 31, 2024, as compared to $16,707,010 for the year ended December 31, 2023, a decrease of $8,803,616, or 52.7%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to our common shareholders was $7,903,394, or $8.44 per share (basic and diluted), for the year ended December 31, 2024, as compared to $16,707,010, or $23.80 per share (basic and diluted), for the year ended December 31, 2023, a decrease of $8,803,616, or 52.7%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Avalon Lab, and Q&A Distribution is the U.S. dollar and the functional currency of Avalon Shanghai is the Chinese Renminbi (“RMB”). The financial statements of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rate of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rate for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $273 and $18,590 for the years ended December 31, 2024 and 2023, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss in each respective period.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $7,903,667 and $16,725,600 for the years ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

We have a limited operating history and our continued growth is dependent upon the continuation of generating rental revenue from our income-producing real estate property in New Jersey, as well as obtaining additional financing to fund future obligations and pay liabilities arising from ordinary course business operations. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in our efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. As described below, we have raised additional capital through the sale of equity and debt and we plan to raise additional capital in the future through the sale of equity or debt to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, if at all.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations as they come due and otherwise operate on an ongoing basis. At December 31, 2024 and 2023, we had a cash balance of approximately $2,856,000 and $285,000, respectively. These funds are kept in financial institutions located as follows:

Country:	December 31, 2024		December 31, 2023
United States	$2,844,522	99.6%	$280,197	98.2%
China	11,787	0.4%	5,203	1.8%
Total cash	$2,856,309	100.0%	$285,400	100.0%

The following table sets forth a summary of changes in our working capital deficit from December 31, 2023 to December 31, 2024:

	December 31,		Changes in
	2024	2023	Amount	Percentage
Working capital deficit:
Total current assets	$3,236,498	$850,867	$2,385,631	280.4%
Total current liabilities	13,882,555	6,762,686	7,119,869	105.3%
Working capital deficit	$(10,646,057)	$(5,911,819)	$(4,734,238)	80.1%

Our working capital deficit increased by $4,734,238 to $10,646,057 at December 31, 2024 from $5,911,819 at December 31, 2023. The increase in working capital deficit was primarily attributable to a decrease in rent receivable of approximately $117,000 driven by collection efforts in the year ended December 31, 2024, an increase in accrued liabilities and other payables of $161,000 mainly due to the increase in accrued Delaware state franchise tax in the year ended December 31, 2024, an increase in accrued liabilities and other payables – related parties of approximately $526,000 mainly due to our equity method investment payable paid by a related party on our behalf, a significant increase in advance from pending sale of noncontrolling interest – related party of approximately $2,622,000 resulting from advance received in connection with the membership interest purchase agreement entered into in November 2023 in the year ended December 31, 2024, an increase in derivative liability of approximately $103,000, an increase in note payable, net, of approximately $5,715,000, which was attributable to the reclassification of note payable from non-current to current, and an increase in convertible note payable, net, of approximately $189,000, offset by n increase in cash of approximately $2,571,000, a decrease in accrued professional fees of approximately $1,193,000 resulting from payments made to our professional service providers in the year ended December 31, 2024, a decrease in operating lease obligation of approximately $119,000, and a decrease in equity method investment payable of approximately $667,000 resulting from payment of $100,000 made to investee and payment of approximately $567,000 made by a related party on our behalf in the year ended December 31, 2024.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The following table summarizes the key components of our cash flows for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(4,969,205)	$(6,504,718)
Net cash used in investing activities	(100,000)	(22,159)
Net cash provided by financing activities	7,638,667	4,825,337
Effect of exchange rate on cash	1,447	(3,970)
Net increase (decrease) in cash	$2,570,909	$(1,705,510)

Net cash flow used in operating activities for the year ended December 31, 2024 was $4,969,205, which primarily reflected our consolidated net loss of approximately $7,903,000, and the non-cash item adjustment, consisting of change in fair market value of derivative liability of approximately $374,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in accrued liabilities and other payables of approximately $1,165,000 resulting from payments made to our vendors in the year ended December 31, 2024, and a decrease in operating lease obligation of approximately $123,000, offset by a decrease in rent receivable of approximately $131,000 driven by our collection efforts, and the non-cash items adjustment, primarily consisting of depreciation of approximately $178,000, amortization of operating lease right-of-use asset of approximately $123,000, stock-based compensation and service expense of approximately $522,000, loss from equity method investments of approximately $847,000 which was mainly attributable to the amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of approximately $667,000 and the impairment of goodwill acquired from Lab Services MSO acquisition of approximately $260,000, resulting from Lab Services MSO’s lower revenues and net incomes than anticipated and the decline in our stock price and market capitalization, distribution of earnings from equity method investment of approximately $612,000, amortization of debt issuance costs and debt discount of approximately $1,411,000, impairment of laboratory equipment of approximately $111,000, and debt modification charge of approximately $689,000.

Net cash flow used in operating activities for the year ended December 31, 2023 was $6,504,718, which primarily reflected our consolidated net loss of approximately $16,707,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in operating lease obligation of approximately $113,000, and the non-cash items adjustment, consisting of change in fair market value of derivative liability of approximately $188,000, and gain on debts extinguishment of approximately $683,000, offset by depreciation of approximately $212,000, amortization of operating lease right-of-use asset of approximately $118,000, stock-based compensation and service expense of approximately $1,180,000, loss from equity method investments of approximately $8,590,000 mainly due to the impairment of goodwill acquired from Lab Services MSO acquisition resulting from Lab Services MSO’s lower revenues and net incomes than anticipated and the decline in our stock price and market capitalization, impairment of equity method investment - Epicon of approximately $455,000 due to Epicon’s series of operating losses and the joint venture partner unable to obtain funds to commence operations, and amortization of debt issuance costs and debt discount of approximately $544,000 resulting from our outstanding convertible debt and note payable, and the changes in operating assets and liabilities, primarily consisting of an increase in accrued liabilities and other payables – related parties of approximately $106,000 driven by the increased accrued interest for related party.

We expect our cash used in operating activities to increase in the next 12 months due to the following:

●	the development and commercialization of new products; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities was $100,000 for the year ended December 31, 2024, as compared to $22,159 for the year ended December 31, 2023. During the year ended December 31, 2024, we paid $100,000 for the acquisition of a 40% interest in Lab Services MSO. During the year ended December 31, 2023, we made payment for purchase of property and equipment of approximately $22,000.

Net cash flow provided by financing activities was $7,638,667 for the year ended December 31, 2024, as compared to $4,825,337 for the year ended December 31, 2023. During the year ended December 31, 2024, we received net proceeds from the issuance of convertible debts and warrants of approximately $3,085,000 (net of original issue discount of approximately $177,000 and cash paid for convertible note issuance costs of approximately $283,000), an advance from the pending sale of a noncontrolling interest in a subsidiary of approximately $2,122,000, net proceeds from equity offering of approximately $2,719,000 (net of cash paid for commission and other offering costs of approximately $138,000), and proceeds from issuance of convertible preferred stock of $3,500,000, offset by repayments made for loan payable – related party of $400,000, and made for convertible debts of approximately $3,388,000. During the year ended December 31, 2023, we received proceeds from related party borrowings of $850,000, and net proceeds from issuance of convertible debt and warrants of approximately $2,238,000 (net of original issue discount of $135,000 and cash paid for convertible note issuance costs of approximately $327,000), and net proceeds from issuance of balloon promissory note of approximately $936,000 (net of cash paid for promissory note issuance costs of approximately $64,000), and net proceeds from equity offering of approximately $616,000 (net of cash paid for commission and other offering costs of approximately $19,000), and advance from pending sale of noncontrolling interest in subsidiary of approximately $486,000, offset by repayments made for convertible debt of $300,000.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance our current business;

●	the use of capital for acquisitions and the development of business opportunities; and

●	the cost of being a public company.

August 2019 Credit Facility

In the third quarter of 2019, we entered into a $20 million credit facility (the “Line of Credit”) provided by our Chairman of the Board and a significant (and our largest) stockholder, Wenzhao Lu. The Line of Credit allowed us to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matured on December 31, 2024.

At-the-Market Offering

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

Series C Convertible Preferred Stock Sold Pursuant to Securities Purchase Agreement

On December 19, 2024, the Company entered into that certain securities purchase agreement (the “Securities Purchase Agreement”), with an accredited investor, York Sun Investment Holding Limited, a British Virgin Islands company (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor, upon the terms and conditions set forth in the Securities Purchase Agreement, up to 7,000 shares of Series C Convertible Preferred Stock for up to an aggregate of $7,000,000 (the “Purchase Price”), which is equal to $1,000 per share. The first closing occurred on December 24, 2024, with respect to the Investor’s purchase of 3,500 shares of Series C Convertible Preferred Stock in exchange for $3,500,000.

Each share of Series C Convertible Preferred Stock is convertible into common stock of the Company (the “Conversion Shares”) at a conversion per share equal to $2.41, at the option of the holder, at any time after the later of (i) the date of the shareholder approval of the issuance of the Conversion Shares pursuant to the rules of the Nasdaq Stock Market (the “Shareholder Approval”) and (ii) the one year anniversary of the date of the first issuance of any shares of the Series C Convertible Preferred Stock. The Company shall not be required to issue any Conversion Shares until the Shareholder Approval is obtained by the Company. The Investor shall also have a right of first refusal during the period beginning on the date of the Securities Purchase Agreement and continuing until such shareholder approval is obtained, on all issuances of convertible preferred stock of the Company, excluding agreements that are in place prior to the date of the Securities Purchase Agreement and issuances of new classes of convertible preferred stock in exchange for existing classes of convertible preferred stock. Additionally, the Investor has the right, pursuant to the Securities Purchase Agreement to appoint one member to, or to replace one member of, the Company’s board of directors, subject to all applicable Nasdaq rules.

The Investor’s purchase of the remaining 3,500 shares of Series C Convertible Preferred Stock under the Securities Purchase Agreement in exchange for an additional $3,500,000 is required to occur within 120 calendar days of the date of the Securities Purchase Agreement, subject to the satisfaction of customary closing conditions.

We estimate that, based on current plans and assumptions, our available cash will be insufficient to satisfy our cash requirements under our present operating expectations through cash flow provided by operations and sales of equity. Other than funds received as described above and cash resources generated from our operations, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. Therefore, our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

Foreign Currency Exchange Rate Risk

We ceased all operations in China in 2022, with the exception of a small administrative office. We did not during the year ended December 31, 2024, and do not expect in the foreseeable future, to generate any additional revenue from PRC operations. Thus, exchange rate fluctuations between the RMB and the U.S. dollar do not, and are not expected to, have a material effect on us. For the years ended December 31, 2024 and 2023, we had an unrealized foreign currency translation loss of approximately $300 and $18,600, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenues and operating results was not significant for the years ended December 31, 2024 and 2023.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. During evaluation of disclosure controls and procedures as of December 31, 2024, conducted as part of our annual audit and preparation of our annual financial statements, our management, including our CEO and CFO, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to the reasons set forth below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the financial statements included in this report. The financial statements have been prepared in conformity with U.S. GAAP and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

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

Management regularly assesses our internal control over financial reporting and did so most recently for our financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013). Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the lack of segregation of duties resulting from our small size and inability to perform an effective test of the operating effectiveness of the controls, including the oversight of our financial statement close process. As a result of our Lab Services MSO transaction in February 2023, we retained additional accounting staff and hired a Controller that worked part-time for Lab Services MSO and part-time for the Company. In addition, the Company has transitioned all email servers to the United States to enhance this aspect of internal controls.

In light of the material weaknesses described above, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite the material weakness identified in our internal control over financial reporting, our consolidated financial statements for the year ended December 31, 2024 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than those described above, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Attestation Report of the Registered Public Accounting Firm

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

ITEM 9B. OTHER INFORMATION

(a) None.

(b) During the quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of, and certain information regarding, our executive officers and directors.

Name	Age	Position
Wenzhao Lu	67	Chairman of the Board of Directors
David Jin, MD, PhD	57	Chief Executive Officer, President and Director
Meng Li	47	Chief Operating Officer and Secretary
Luisa Ingargiola	57	Chief Financial Officer
Steven A. Sanders	79	Director
Lourdes Felix	57	Director
Wilbert J. Tauzin II	81	Director
William B. Stilley, III	57	Director
Tevi Troy	57	Director

Directors are elected annually, to hold such office until a successor has been duly appointed and qualified, unless an director sooner dies, resigns or is removed. Officers serve at the discretion of the Board, subject to the terms of any employment agreement.

The principal occupation and business experience during at least the past five years for our executive officers and directors is as follows:

Wenzhao Lu, Chairman of the Board of Directors

Mr. Wenzhao Lu has served as our Chairman of the Board since October 10, 2016. He is a seasoned healthcare entrepreneur with extensive operational knowledge and experience in the U.S. and Asia. He served as Chairman of the board of directors of the Daopei Medical Group (“DPMG”), from 2010 to December 2021. Under his leadership, DPMG operated three top-ranked private hospitals (located in Beijing and Hebei), specialty hematology laboratories, and a hematology research institute, with more than 100 partnering and collaborating hospitals in China. DPMG was founded by Professor Daopei Lu, a renowned hematologist pioneering in hematopoietic stem cell transplant and a member of the Academy of Engineering in China. Mr. Lu received a Bachelor of Arts from Temple University Tyler School of Arts in 1988 and subsequently worked as senior Art Director at Ogilvy & Mather Advertising Company. Prior to joining DPMG, in 2009, Mr. Lu served as Chief Operating Officer of BioTime Asia Limited, a subsidiary of BioTime, Inc. (NYSE American: BTX). Mr. Lu is qualified to serve as a director because of his extensive operational knowledge of, and executive level management experience in, the healthcare industry.

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

Luisa Ingargiola, Chief Financial Officer

Luisa Ingargiola has served as our Chief Financial Officer since February 21, 2017. Ms. Ingargiola has significant experience serving as Chief Financial Officer or Audit Chair for multiple Nasdaq and New York Stock Exchange companies. She currently serves as Director and Audit Chair for several public companies, including ElectraMeccanica (NASDAQ:SOLO), Dragonfly Energy (DFLI) and Vision Marine (VMAR). From 2007 through 2016, Ms. Ingargiola served as the Chief Financial Officer and then a member of the board of directors at MagneGas Corporation (Nasdaq: MNGA). Prior to 2007, Ms. Ingargiola held various roles as Budget Director and Investment Analyst in several private companies. Ms. Ingargiola graduated in 1989 from Boston University with a Bachelor’s degree in Business Administration and a concentration in Finance. In 1996, she received her MBA in Health Administration from the University of South Florida. Ms. Ingargiola is qualified to serve as a Chief Financial Officer because of her extensive knowledge corporate governance, regulatory requirements, executive leadership and knowledge of, and experience in, financing and M&A transactions.

Steven A. Sanders, Director

Steven A. Sanders has served as a member of the Board since July 30, 2018. Since January 2017, Mr. Sanders has been Of Counsel to the law firm of Ortoli Rosenstadt LLP. From July 2007 until January 2017, Mr. Sanders was a Senior Partner at Ortoli Rosenstadt LLP. From January 1, 2004 until June 30, 2007, he was Of Counsel to the law firm of Rubin, Bailin, Ortoli, LLP. From January 1, 2001 to December 31, 2003, he was Counsel at the law firm of Spitzer & Feldman PC. Mr. Sanders also serves as a member of the board of directors of Helijet International, Inc. and served as a member of the board of directors of Electrameccanica Vehicles Corp. (NASDAQ:SOLO). Additionally, since October 2013, he has been a member of the board of directors at the American Academy of Dramatic Arts, and, since February 2015, has been a member of the board of directors of the Bay Street Theater. Mr. Sanders received his JD from Cornell University and his BBA from The City College of New York. Mr. Sanders is qualified to serve as a director because of his corporate, securities and international law experience, including working with companies in the life sciences industry.

Lourdes Felix, Director

Lourdes Felix has served as a member of the Board since January 9, 2023. Ms. Felix is an entrepreneur and corporate finance executive with 30 years of combined experience in capital markets, public accounting and in the private sector. She presently serves as Chief Executive Officer, Chief Financial Officer, and a member of the board of directors of BioCorRx Inc., a company focused on addiction treatment solutions and related disorders. She has been with BioCorRx Inc. since October 2012. Ms. Felix is one of the founders and President of BioCorRx Pharmaceuticals Inc., a majority owned subsidiary of BioCorRx Inc. Prior to joining BioCorRx Inc., her experience was in the private sector and public accounting. Ms. Felix has expertise in finance, accounting, company-wide operations, budgeting, and internal control principles, including U.S. GAAP, SEC, and SOX compliance. She has thorough knowledge of federal and state regulations and has successfully managed and produced SEC regulatory filings. She also has extensive experience in developing and managing financial operations. Ms. Felix holds a Bachelor of Science degree in Accounting from the University of Phoenix. She continued her education and is an MBA candidate at D’Amore-McKim School of Business, Northeastern University. Ms. Felix is qualified to serve as a director because of her extensive investment and executive level management experience.

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

William B. Stilley, III, Director

William B. Stilley has served as a member of the Board since July 5, 2018. Mr. Stilley has been the Chief Executive Officer of Adovate, LLC since January 2023. Previously, he was Chief Executive Officer of Purnovate, Inc., a subsidiary of Adial Pharmaceuticals, Inc. (Adial) from January 2021 until May 2023, and was Chief Executive Officer of Adial from December 2010 until August 2022, and was a member of Adial’s board of directors from December 2010 until September 2023. From August 2008 until December 2010, he was the Vice President, Business Development and Strategic Projects at Clinical Data, Inc. Mr. Stilley was the COO and CFO of Adenosine Therapeutics, LLC until the assets of Adenosine Therapeutics were acquired by Clinical Data, Inc. in August 2008. Mr. Stilley has advised both public and private companies on financing and M&A transactions, has been the interim CFO of a public company, the interim Chief Business Officer and then Advisor for Diffusion Pharmaceuticals from September 2015 through March 2018, the audit chair for public companies, and the COO and CFO of a number of private companies. Before entering the business community, Mr. Stilley served as Captain in the U.S. Marine Corps. Mr. Stilley has an MBA with honors from the Darden School of Business and a B.S. in Commerce/Marketing from the McIntire School of Commerce at the University of Virginia. He currently serves on the Advisory Board of Virginia BIO, the statewide biotechnology organization and has guest lectured at the Darden School of Business and the University School of Engineering. Mr. Stilley is qualified to serve as a director because of his extensive knowledge of the biotechnology industry, significant executive leadership and operational experience, and knowledge of, and experience in, financing and M&A transactions.

Tevi Troy, Director

Tevi Troy has served as a member of the Board since June 4, 2018. Mr. Troy is a former Deputy Secretary of the U.S. Department of Health and Human Services. Dr. Troy is a Senior Fellow at the Bipartisan Policy Center in Washington. He was the founder and CEO of the American Health Policy Institute and a Senior Fellow at Hudson Institute. On August 3, 2007, Dr. Troy was unanimously confirmed by the U.S. Senate as the Deputy Secretary of HHS. As Deputy Secretary, Dr. Troy was the chief operating officer of the largest civilian department in the federal government, with a budget of $716 billion and over 67,000 employees. Dr. Troy has extensive White House experience, having served in several high-level positions over a five-year period, culminating in his service as Deputy Assistant and then Acting Assistant to the President for Domestic Policy. Dr. Troy has held high-level positions on Capitol Hill as well. From 1998 to 2000, Dr. Troy served as the Policy Director for Senator John Ashcroft. From 1996 to 1998, Dr. Troy was Senior Domestic Policy Adviser and later Domestic Policy Director for the House Policy Committee, chaired by Christopher Cox. In addition to his senior level government work and health care expertise, Dr. Troy is also a best-selling presidential historian and the author of five books, including, most recently, “Fight House: Rivalries in the White House from Truman to Trump,” which the Wall Street Journal listed as one of the top political books of 2020. Dr. Troy’s many other affiliations include: contributing editor for Washingtonian magazine; member of the publication committee of National Affairs; member of the Board of Fellows of the Jewish Policy Center; a Senior Fellow at the Potomac Institute; and a member of the Bipartisan Commission on Biodefense. Dr. Troy has a B.S. in Industrial and Labor Relations from Cornell University and an M.A. and Ph.D. in American Civilization from the University of Texas at Austin. Dr. Troy is qualified to serve as a director because of his extensive knowledge of the healthcare industry and his significant leadership experience.

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

Board of Director Meetings

The primary responsibility of the Board is to provide oversight, strategic guidance, counseling, and direction to our management team. Our Board meets on a regular basis and additionally as required. Our Board met five times in 2024. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of our Board (held during the period for which such directors served on the Board) and (ii) the total number of meetings of all committees of our Board on which the director served (during the periods for which the director served on such committee or committees). We do not have a formal policy requiring members of the Board to attend our annual meetings of stockholders. Three of our directors attended last year’s annual meeting.

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

During the fiscal year ended December 31, 2024, the Audit Committee met four times. The Audit Committee is governed by a written charter, as adopted by the Board. A copy of the Audit Committee Charter is posted under the “Investors” tab under “Corporate Governance” on our website, which is located at www.avalon-globocare.com.

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

During the fiscal year ended December 31, 2024, the Compensation Committee met two times. The Compensation Committee is governed by a written charter, as adopted by our Board. A copy of the Compensation Committee Charter is posted under the “Investors” tab under “Corporate Governance” on our website, which is located at www.avalon-globocare.com.

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

During the fiscal year ended December 31, 2024, the Nominating and Corporate Governance Committee met one time. The Nominating and Corporate Governance Committee is governed by a written charter approved by our Board. A copy of the Nominating and Corporate Governance Committee Charter is posted under the “Investors” tab under “Corporate Governance” on our website, which is located at www.avalon-globocare.com.

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

All security holder recommendations for director candidates must be received by the Company in the timeframe(s) set forth under the heading “Stockholder Proposals” below. Assuming that appropriate information is timely provided for candidates recommended by stockholders, the Nominating and Corporate Governance Committee will evaluate those candidates by following substantially the same process, and applying substantially the same criteria, as for candidates submitted by members of the Board or other persons, as described above and as set forth in its written charter.

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

 Insider trading arrangements and policies.

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to us trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements in all respects.

Limitation of Director Liability and Indemnification

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

Based solely upon our review of copies of Forms 3, 4 and 5 furnished to us, we believe that all of our directors, executive officers and 10% stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

We are currently a “smaller reporting company,” as such term is defined in the rules promulgated under the Securities Act. We have opted to comply with the scaled down disclosure rules applicable to smaller reporting companies which require certain compensation disclosure for (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than the principal executive officer, whose total compensation for 2024 exceeded $100,000 and who were serving as executive officers as of December 31, 2024, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing clause (ii) but for the fact that the individual was not serving as an executive officer as of December 31, 2024. We refer to these individuals as “named executive officers.” Our named executive officers for the year ended December 31, 2024 were Dr. David Jin, Luisa Ingargiola and Meng Li. Certain information regarding their 2024 compensation is included below.

2024 Summary Compensation Table

Name and principal position	Year	Salary	Stock awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Dr. David Jin	2024	180,000	-	-	-	-	-	180,000
CEO	2023	330,000	-	-	-	-	-	330,000
Luisa Ingargiola	2024	350,000	-	-	-	-	-	350,000
CFO	2023	350,000	-	-	-	-	-	350,000
Meng Li	2024	205,471	-	-	-	-	-	205,471
COO	2023	280,244	-	-	-	-	-	280,244

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

On January 3, 2019, the Company entered into a Letter Agreement with Dr. Jin, pursuant to which his annual base salary set forth in his employment agreement was increased to $360,000, effective January 1, 2019. Pursuant to the agreement, Mr. Jin may be terminated for “cause” as defined and Mr. Jin may resign for “good reason” as defined. In the event Mr. Jin is terminated without cause or resigns for good reason, the Company will be required to pay Mr. Jin all accrued salary and bonuses, reimbursement for all business expenses and Mr. Jin’s salary for one year. In the event Mr. Jin is terminated with cause, resigns without good reason, dies or is disabled, the Company will be required to pay Mr. Jin all accrued salary and bonuses and reimbursement for all business expenses. Under the agreement Mr. Jin is subject to confidentiality, non-compete and non-solicitation restrictions. This agreement has not been extended, however Dr. Jin is continuing his employment with the Company at will and otherwise under the same terms and conditions, except that Dr. Jin agreed to a salary reduction as set forth in the table above for the years ended December 31, 2024 and 2023 as part of the Company’s cost reduction measures.

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

During the term of the agreement, Ms. Li is entitled to a base salary and will be eligible for a discretionary performance bonus, equity awards and to participate in employee benefits plans as the Avalon Shanghai may institute from time to time at the discretion of its Board of Directors. On January 3, 2019, the Company entered into a Letter Agreement with Ms. Li, pursuant to which her annual base salary set forth in her employment agreement was increased to $340,000 effective January 1, 2019, except that Ms. Li agreed to a salary reduction as set forth in the table above for the years ended December 31, 2024 and 2023 as part of the Company’s cost reduction measures. Pursuant to the agreement, Ms. Li may be terminated for “cause” as defined and Ms. Li may resign for “good reason” as defined. In the event Ms. Li is terminated without cause or resigns for good reason, Avalon Shanghai will be required to pay Ms. Li all accrued salary and bonuses, reimbursement for all business expenses and Ms. Li’s salary for one year. In the event Ms. Li is terminated with cause, resigns without good reason, dies or is disabled, Avalon Shanghai will be required to pay Ms. Li all accrued salary and bonuses and reimbursement for all business expenses. Under the agreement Ms. Li is subject to confidentiality, non-compete and non-solicitation restrictions.

Option Exercises and Stock Vested

There were no options exercised by our executive officers or stock vested to our executive officers during the year ended December 31, 2024.

Outstanding Equity Awards at 2024 Fiscal Year End

The following table sets forth information with respect to the outstanding equity awards of our named executive officers at December 31, 2024:

	Outstanding Equity Awards
	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) (Exercisable)	Number of securities underlying unexercised options (#) (Unexercisable)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Options exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
David Jin	2,667	-	2,667	228	2/18/2030	-	-	-	-
Luisa	13,333	-	13,333	75	2/8/2027	-	-	-	-
Ingargiola	2,667	-	2,667	228	2/18/2030	-	-	-	-
Meng Li	2,000	-	2,000	228	2/18/2030	-	-	-	-

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires us to grant, or avoid granting, stock options at particular times. Consistent with its annual compensation cycle, if options are to be granted, the Compensation Committee generally seeks to grant annual stock option awards after its Annual Report on Form 10-K has been filed. The timing of any stock option grants in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of stock options occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

No stock options were issued to executive officers in 2024 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

No Pension Benefits

We do not maintain any plan that provides for payments or other benefits to its executive officers at, following or in connection with retirement and including, without limitation, any tax-qualified defined benefit plans or supplemental executive retirement plans.

No Nonqualified Deferred Compensation

We do not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

2024 Director Compensation

The following table sets forth information concerning the compensation earned or paid to certain of our non-employee directors during the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-equity Incentive Plan Compensation $	Change in Pension Value and Non- Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Wenzhao Lu	100,000	-	-	-	-	-	100,000
Lourdes Felix (1)	70,000	-	2,697	-	-	-	72,697
Steven A. Sanders (2)	70,000	-	2,697	-	-	-	72,697
William B. Stilley, III (3)	70,000	-	2,697	-	-	-	72,697
Wilbert J. Tauzin II (4)	25,000	-	4,697	-	-	-	29,697
Tevi Troy (5)	60,000	-	2,697	-	-	-	62,697

(1)	Ms. Felix’s 2024 compensation consisted of cash of $70,000 and 533 stock options vested and valued at $2,697.
(2)	Mr. Sanders’s 2024 compensation consisted of cash of $70,000 and 533 options vested and valued at $2,697.
(3)	Mr. Stilley’s 2024 compensation consisted of cash of $70,000 and 533 options vested and valued at $2,697.
(4)	Mr. Tauzin’s 2024 compensation consisted of cash of $25,000 and 1,333 options vested and valued at $4,697.
(5)	Mr. Troy’s 2024 compensation consisted of cash of $60,000 and 533 options vested and valued at $2,697.

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

A total of 133,333 shares of our common stock were initially available under the Amended and Restated 2020 Plan. In addition, the number of shares of our common stock reserved for issuance under the Amended and Restated 2020 Plan automatically increases on January 1 of each year, beginning on January 1, 2024, by 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board. On January 1, 2024 and 2025, the number of shares of our common stock reserved for issuance under the Amended and Restated 2020 Plan was increased by 7,333 and 14,425 shares, respectively. As of March 31, 2025, a total of 142,424 shares of our common stock were available for issuance under the Amended and Restated 2020 Plan, including shares that are the subject of outstanding awards as of such date.

Clawback/Recoupment. Awards granted under the Amended and Restated 2020 Plan are subject to the requirement that the awards be forfeited or amounts repaid to the Company after they have been distributed to the participant (i) to the extent set forth in an award agreement or (ii) to the extent covered by any clawback or recapture policy adopted by the Company from time to time (including the Clawback Policy adopted by the Board on November 16, 2023), or any applicable laws that impose mandatory forfeiture or recoupment, under circumstances set forth in such applicable laws.

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

The Board has reserved 33,333 shares of our common stock for issuance under the 2020 Plan, subject to customary adjustments for stock splits, stock dividends or similar transactions. Under the 2020 Plan, awards may be made in the form of options to purchase shares of our common stock, as well as restricted shares of our common stock and restricted stock units payable in shares of our common stock. Options may be granted which are intended to qualify as ISOs under Section 422 of the Code or which are not intended to qualify as ISOs thereunder. However, ISOs may only be granted to employees. If any option granted under the 2020 Plan terminates without having been exercised in full or if any award is forfeited, or if shares otherwise issuable are withheld to satisfy tax withholding obligations, the number of shares of our common stock as to which such option or award was forfeited or withheld will be available for future grants under the 2020 Plan.

The 2020 Plan is not a qualified deferred compensation plan under Section 401(a) of the Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.

2019 Incentive Stock Plan

On June 7, 2019, the Board adopted the Avalon GloboCare Corp. 2019 Incentive Stock Plan (the “2019 Plan”), subject to stockholder approval, which was received on August 6, 2019. There are 33,333 shares of our common stock reserved for issuance under the 2019 Plan, subject to customary adjustments for stock splits, stock dividends or similar transactions. As of March 31, 2025, 6,213 shares remained available for issuance under the 2019 Plan.

The following table provides information with respect to our 2019 Plan, 2020 Plan, and Amended and Restated 2020 Plan under which equity compensation was authorized as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders
Amended and Restated 2020 Plan	12,667	(1)	$3.46	(2)	142,424
2020 Plan	33,221	(3)	$54.53	(2)	112
2019 Plan	27,120	(4)	$275.44	(2)	6,213
Equity compensation plans not approved by security holders	-		$-		-
Total	73,008		$153.74		148,749

(1)	Includes 1,867 shares of our common stock issuable upon exercise of outstanding options and 10,800 shares of our common stock issuable pursuant to outstanding restricted stock units.

(2)	The weighted average exercise price does not take into account the shares issuable pursuant to outstanding restricted stock units, which have no exercise price.

(3)	Includes 30,047 shares of our common stock issuable upon exercise of outstanding options and 3,174 shares of our common stock issuable pursuant to outstanding restricted stock units.

(4)	Includes 26,800 shares of our common stock issuable upon exercise of outstanding options and 320 shares of our common stock issuable pursuant to outstanding restricted stock units.

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

The following table sets forth certain information, as of March 31, 2025 with respect to the beneficial ownership of the outstanding common stock by:

●	Each of our named executive officers and directors;

●	Our directors and executive officers as a group; and

●	Holders of more than 5% of our common stock

Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Wenzhao Lu* (3)	238,928	14.5%
David Jin, MD, PhD* (4)	205,667	11.7%
Meng Li* (5)	436,334	21.2%
Luisa Ingargiola* (6)	416,000	20.1%
Steven A. Sanders* (7)	102,665	5.9%
Wilbert J. Tauzin II* (8)	105,570	6.0%
William B. Stilley III* (9)	102,665	5.9%
Tevi Troy* (10)	102,665	5.9%
Lourdes Felix* (11)	101,053	5.8%
All officers and directors as a group (9 persons)	1,811,547	58.7%
Shareholder owning 5% or more:
Vision Capital NY Inc. (12)	100,000	6.1%

*	Officer and/or director of our company

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Avalon GloboCare Corp., 4400 Route 9 South, Suite 3100, Freehold, New Jersey 07728.

(2)	Applicable percentage ownership is based on 1,651,667 shares of our common stock outstanding as of March 31, 2025, together with securities exercisable or convertible into shares of our common stock within 60 days of March 31, 2025 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2025 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Wenzhao Lu holds 238,928 shares of our common stock.

(4)	David Jin holds (i) 103,000 shares of our common stock and (ii) 102,667 vested options to acquire 102,667 shares of our common stock.

(5)	Meng Li holds (i) 34,334 shares of our common stock and (ii) 402,000 vested options to acquire 402,000 shares of our common stock.

(6)	Represents 416,000 vested options to acquire 416,000 shares of our common stock.

(7)	Represents 102,665 vested options to acquire 102,665 shares of our common stock.

(8)	Wilbert J. Tauzin II holds (i) 1,037 shares of our common stock and (ii) 104,533 vested options to acquire 104,533 shares of our common stock.

(9)	Represents 102,665 vested options to acquire 102,665 shares of our common stock.

(10)	Represents 102,665 vested options to acquire 102,665 shares of our common stock.

(11)	Represents 101,053 vested options to acquire 101,053 shares of our common stock.

(12)	Vision Capital NY Inc. holds 100,000 shares of our common stock. Vision Capital NY Inc.’s address is 600 Pine Hollow Road #16-5B, East Norwich, NY 11732.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2023 to which we were a party or will be a party, in which:

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

Rental Revenue from Related Party and Rent Receivable – Related Party

The Company leases space of its commercial real property located in New Jersey to D.P. Capital Investments LLC, which is controlled by Wenzhao Lu, the Company’s chairman of the Board of Directors. The term of the related party lease agreement is five years commencing on May 1, 2021 and will expire on April 30, 2026.

For both the years ended December 31, 2024 and 2023, the related party rental revenue amounted to $50,400 and has been included in real property rental revenue on the accompanying consolidated statements of operations and comprehensive loss. At December 31, 2024 and 2023, the related party rent receivable totaled $0 and $124,500, respectively, which has been included in rent receivable on the accompanying consolidated balance sheets.

Services Provided by Related Party

From time to time, Wilbert Tauzin, a director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $63,644 and $86,528 for the years ended December 31, 2024 and 2023, respectively, which have been included in professional fees on the accompanying consolidated statements of operations and comprehensive loss. As of both December 31, 2024 and 2023, the accrued and unpaid services charge related to this director’s son amounted to $15,000, which have been included in accrued professional fees on the accompanying consolidated balance sheets.

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Beijing Genexosome for a cash payment of $450,000. As of both December 31, 2024 and 2023, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables — related parties on the accompanying consolidated balance sheets.

From time to time, Lab Services MSO paid shared expense on behalf of the Company. In addition, Lab Services MSO made a payment of $566,667 for equity method investment payable on behalf of the Company in the year ended December 31, 2024. As of December 31, 2024 and 2023, the balance due to Lab Services MSO amounted to $632,916 and $72,746, respectively, which has been included in accrued liabilities and other payables — related parties on the accompanying consolidated balance sheets.

As of December 31, 2024 and 2023, $0 and $33,712 of accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s chairman of the Board of Directors, respectively, have been included in accrued liabilities and other payables — related parties on the accompanying consolidated balance sheets.

Borrowings from Related Party

Line of Credit

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Mr. Lu, the Company’s chairman of the Board of Directors. The Line of Credit allowed the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matured on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bear interest at an annual rate of 5% and each individual loan is payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of Mr. Lu, the related party lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, Mr. Lu may declare all outstanding loans under the Line of Credit to be due and payable immediately.

In the years ended December 31, 2024 and 2023, activity recorded for the Line of Credit is summarized in the following table:

Outstanding principal under the Line of Credit at January 1, 2023	$-
Draw down from Line of Credit	850,000
Outstanding principal under the Line of Credit at December 31, 2023	850,000
Repayment of Line of Credit	(400,000)
Reclassification of Line of Credit to advance from related party	(450,000)
Outstanding principal under the Line of Credit at December 31, 2024	$-

For the years ended December 31, 2024 and 2023, the interest expense related to related party borrowing amounted to $42,445 and $33,712, respectively, and has been reflected as interest expense — related party on the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2024 and 2023, the related accrued and unpaid interest for Line of Credit was $0 and $33,712, respectively, and has been included in accrued liabilities and other payables — related parties on the accompanying consolidated balance sheets.

Membership Interest Purchase Agreement

On November 17, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Mr. Lu, the Company’s chairman of the Board of Directors, pursuant to which (i) Mr. Lu will acquire from the Company 30% of the total outstanding membership interests of Avalon RT 9, a wholly owned subsidiary of the Company, for a cash purchase price of $3,000,000 (the “Acquisition”), and (ii) for a period of twelve months following the closing of the Acquisition, Mr. Lu shall have the option to purchase from the Company up to an additional 70% of the outstanding membership interests of Avalon RT 9 for a purchase price of up to $7,000,000 (the “Option”), subject to the terms and conditions of a membership interest purchase agreement to be negotiated and entered into between the Purchaser and the Company at such time that the Purchaser desires to exercise the Option. The Company received $3,108,106 and $485,714 from Wenzhao Lu as of December 31, 2024 and 2023, respectively, which was recorded as advance from pending sale of noncontrolling interest – related party on the accompanying consolidated balance sheets. The Acquisition is expected to be closed in the fourth quarter of 2025.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS PLLC served as our independent auditors for the year ended December 31, 2024. Marcum LLP (“Marcum”) served as our independent auditors for the year ended December 31, 2023.

Aggregate fees billed to the Company for professional services rendered by M&K CPAS PLLC and Marcum LLP during the last two years were as follows:

Fee Category	2024	2023
Audit Fees (1)
Marcum	$287,244	$292,005
M&K	137,000	-
Audit Related Fees (2)
Marcum	-	198,158
M&K	-	-
Tax Fees (3)
Marcum	-	-
M&K	-	-
All Other Fees (4)
Marcum	-	-
M&K	-	-
Totals
Marcum	287,244	490,163
M&K	$137,000	$-

(1)	Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements, review of our Annual Report on Form 10-K, and review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements, including registration statements.
(2)	Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and or review of our consolidated financial statements and are not reported under “Audit Fees”, such as audits and reviews in connection with the acquisition of Lab Services MSO.
(3)	Consists of fees billed for professional services for tax compliance, tax advice and tax planning.
(4)	Consists of fees for products and services other than the services reported above.

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

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the auditor. The Audit Committee has approved all audit and permitted non-audit services performed by the auditor for the year ended December 31, 2024.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description

1.1	Open Market Sale AgreementSM, dated as of December 13, 2019, by and between Avalon GloboCare Corp. and Jefferies LLC. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2019).

2.1	Membership Interest Purchase Agreement, dated November 7, 2022, by and among the Registrant, Laboratory Services MSO, LLC, SCBC Holdings LLC, Avalon Laboratory Services, Inc., The Zoe Family Trust, Bryan Cox and Sarah Cox (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2022).

2.2	Amended and Restated Membership Interest Purchase Agreement, dated February 9, 2023 by and among the Registrant, Laboratory Services MSO, LLC, SCBC Holdings LLC, Avalon Laboratory Services, Inc., the Zoe Family Trust, Bryan Cox and Sarah Cox (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on February 13, 2023).

2.3	Agreement and Plan of Merger, dated March 7, 2025, by and among Avalon GloboCare Corp., Nexus MergerSub Limited and YOOV Group Holding Limited (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on March 10, 2025).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Avalon GloboCare Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 4, 2023).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018).

3.4	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2022).

3.5	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on February 13, 2023).

3.6	Certificate of amendment dated October 23, 2024 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2024).

3.7	Certificate of Designations of Preferences and Rights of Series C Convertible Preferred Stock of the Company, as filed on December 13, 2024, with the Department of State, Division of Corporations, of the State of Delaware (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2024).

3.8	Certificate of Designations of Preferences and Rights of Series D Convertible Preferred Stock of the Company, as filed on January 6, 2025, with the Department of State, Division of Corporations, of the State of Delaware (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2025).

3.9	Certificate of Elimination relating to the Series A Preferred Stock, filed with the Secretary of State of Delaware on March 7, 2025 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).

3.10	Certificate of Elimination relating to the Series B Preferred Stock, filed with the Secretary of State of Delaware on March 7, 2025 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).

3.11	Amendment No. 1 to the Avalon Bylaws, as adopted and approved by the Avalon Board on March 7, 2025 (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2016).

4.2 †	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017).

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).

4.5	Warranty Agreement by and between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd., dated February 27, 2017 (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).

4.6	Form of Subscription Agreement between Avalon GloboCare Corp. and the October 2017 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017).

4.7	Form of Warrant to Boustead Securities, LLC in connection with the private placements (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 27, 2018).

4.8	Form of Warrant (April 2019) (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019).

4.9*	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

4.10	Form of Subscription Agreement by and between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated August 5, 2022 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2022).

4.11	Form of Subscription Agreement by and between Avalon GloboCare Corp. and Emma Li Xu Qingbo dated August 5, 2022 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2022).

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).

10.2 †	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2016).

10.3	Agreement of Sale by and between Freehold Craig Road Partnership and Avalon GloboCare Corp., dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2016).

10.4 †	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li, dated January 11, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2017).

10.5 †	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola, dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017).

10.6 †	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola, dated February 21, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017).

10.7 †	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017).

10.8 †	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017).

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017).

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017).

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017).

10.12	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation) (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017).

10.13	Securities Purchase Agreement between Avalon GloboCare Corp. and Genexosome Technologies Inc. dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017).

10.14	Asset Purchase Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017).

10.15	Stock Purchase Agreement between Genexosome Technologies Inc., Beijing Jieteng (Genexosome) Biotech Co. Ltd. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017).

10.16 †	Executive Retention Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017).

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017).

10.18 †	Director Agreement by and between Avalon GloboCare Corp. and Wilbert J. Tauzin II dated November 1, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017).

10.19	Agreement between Avalon GloboCare Corp. and Tauzin Consultants, LLC dated November 1, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017).

10.20 †	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated April 3, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018) .

10.21 †	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 3, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018) .

10.22	Advisory Service Contract between Ludaopei Hematology Research Institute Co., Ltd. and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 1, 2018 (English translation) (incorporated by reference to that Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 19, 2018).

10.23	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the April 2018 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2018).

10.24	Supplementary Agreement Related to Share Subscription by and between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang dated April 23, 2018 (English translation) (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018).

10.25	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated May 3, 2018 (English translation) (incorporated by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018).

10.26 †	Director Agreement by and between Avalon GloboCare Corp. and Tevi Troy dated June 4, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018).

10.27	Joint Venture Agreement by and between Avalon (Shanghai) Healthcare Technology Co., Ltd. and Jiangsu Unicorn Biological Technology Co., Ltd. dated May 29, 2018 (English translation) (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018).

10.28 †	Director Agreement by and between Avalon GloboCare Corp. and William Stilley, III dated July 5, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2018).

10.29 †	Director Agreement by and between Avalon GloboCare Corp. and Steven A. Sanders dated July 30, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2018).

10.30	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated August 3, 2018 (English translation) (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018).

10.31	Strategic Partnership Agreement between Avalon GloboCare Corp. and Weill Cornell Medical College of Cornell University dated August 6, 2018 (incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018).

10.32	Equity Joint Venture Agreement by and between Avactis Biosciences, Inc., a wholly-owned subsidiary of Avalon GloboCare Corp., and Arbele Limited for the establishment of AVAR (China) BioTherapeutics Ltd. dated October 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018).

10.33	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated January 3, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019).

10.34	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated January 3, 2019 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019).

10.35	Letter Agreement by and between Avalon (Shanghai) Healthcare Technology Co. Ltd. and Meng Li dated January 3, 2019 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019).

10.36	Promissory Note issued to Daniel Lu dated Mach 18, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2019).

10.37†	Director Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 5, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019).

10.38†	Director Agreement by and between Avalon GloboCare Corp. and Yue “Charles” Li dated April 5, 2019 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019).

10.39	Form of Securities Purchase Agreement dated April 25, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019).

10.40	Revolving Line of Credit Agreement dated as of August 29, 2019 between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated August 29, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019).

10.41	Form of Warrant Redemption and Cancellation Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019).

10.42	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated February 20, 2020 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020).

10.43	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated February 20, 2020 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020).

10.44	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 20, 2020 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020).

10.45	Debt Settlement Agreement and Release between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2021).

10.46	Corporate Research Agreement between Avalon GloboCare Corp. and the University of Pittsburgh of the Commonwealth System of Higher Education dated July 8, 2021 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2021).

10.47	Form of Securities Purchase Agreement dated March 28, 2022 (incorporated by reference to Exhibit 10.47 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022).

10.48	Form of Convertible Note - March 2022 (incorporated by reference to Exhibit 10.48 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022).

10.49	Loan Extension and Modification Agreement between Avalon GloboCare Corp. and Wenzhao Lu dated March 28, 2022 (incorporated by reference to Exhibit 10.49 of the Form 10-K filed with the Securities and Exchange Commission on March 30, 2022).

10.50	Consulting Agreement, dated February 9, 2023, by and between Laboratory Services MSO, LLC and Sarah Cox (incorporated by reference to Exhibit 10.50 to the registrant’s Annual Report on Form 10-K filed on April 15, 2024).

10.51	Form of Warrant - March 2022 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.52	Amendment No. 1 to the Equity Joint Venture Agreement entered between Avalon GloboCare Corp., Avactis Biosciences Inc., Arbele Limited and Arbele Biotherapeutics Limited dated April 6, 2022 (incorporated by reference to Exhibit 10.53 of the Form 10-Q filed with the Securities and Exchange Commission on May 11, 2022).

10.53	Letter Agreement between Avalon GloboCare Corp. and Fsunshine Trading PTE. Ltd. dated June 8, 2022 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission on June 8, 2022).

10.54	Debt Settlement Agreement and Release between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated July 25, 2022 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission on July 27, 2022).

10.55	Conversion Agreement between Avalon GloboCare Corp. and Fsunshine Trading PTE. Ltd. Dated July 25, 2022 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission on July 27, 2022).

10.56	Form of Balloon Promissory Note issued to S&P Principal LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on September 8, 2022).

10.57	Form of Mortgage and Security Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission on September 8, 2022).

10.58	Form of Guaranty (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission on September 8, 2022).

10.59	Form of Securities Purchase Agreement for the purchase of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on November 8, 2022).

10.60	Director Agreement by and Between Avalon GloboCare Corp. and Lourdes Felix dated January 9, 2023 (incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed with the SEC on January 11, 2023).

10.61	Second Amended and Restated Limited Company Agreement, dated February 9, 2023, by and among Laboratory Services MSO, LLC, SCBC Holdings LLC, the Zoe Family Trust, Bryan Cox, Sarah Cox and the members named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 13, 2023) .

10.62	Securities Purchase Agreement, dated May 23, 2023, between Avalon GloboCare Corp. and Mast Hill Fund, L.P (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023) .

10.63	Security Agreement, dated May 23, 2023, by and among Avalon GloboCare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Laboratory Services MSO, LLC, Genexosome Technologies Inc., International Exosome Association LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).

10.64	Senior Secured Promissory Note, dated May 23, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).

10.65	First Warrant, dated May 23, 2023, by and between Avalon GloboCare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).

10.66	Second Warrant, dated May 23, 2023, by and between Avalon GloboCare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).

10.67	Form of Balloon Mortgage Note (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).

10.68	Form of Second Mortgage and Security Agreement (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).

10.69	Form of Guaranty (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).

10.70	Form of Hazardous Material Guaranty and Indemnification Agreement (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).

10.71	Sales Agreement, dated June 16, 2023, by and between Avalon GloboCare Corp. and Roth Capital Partners, LLC. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2023).

10.72	Securities Purchase Agreement, dated July 6, 2023, by and between Avalon Globocare Corp. and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.73	Security Agreement, dated July 6, 2023, by and among Avalon GloboCare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Laboratory Services MSO, LLC, Genexosome Technologies Inc., International Exosome Association LLC and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.74	Senior Secured Promissory Note, dated July 6, 2023, by and between Avalon GloboCare Corp. and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.75	First Warrant dated July 6, 2023, by and between Avalon GloboCare Corp. and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.76	Second Warrant, dated July 6, 2023, by and between Avalon Globocare Corp. and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.77	Securities Purchase Agreement, dated October 9, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.78	Security Agreement, dated October 9, 2023, among Avalon Globocare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Laboratory Services MSO, LLC, Genexosome Technologies Inc., International Exosome Association LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.79	Senior Secured Promissory Note, dated October 9, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.80	First Warrant, dated October 9, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.81	Second Warrant, dated October 9, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.82	Securities Purchase Agreement, dated October 9, 2023, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.83	Security Agreement, dated October 9, 2023, among Avalon Globocare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Laboratory Services MSO, LLC, Genexosome Technologies Inc., International Exosome Association LLC and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.84	Senior Secured Promissory Note, dated October 9, 2023, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.85	First Warrant, dated October 9, 2023, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.86	Second Warrant, dated October 9, 2023, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.87	Mortgage and Security Agreement, dated October 9, 2023, between Avalon Globocare Corp., Mast Hill Fund, L.P and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.88	Membership Interest Purchase Agreement, dated November 17, 2023, between Avalon Globocare Corp. and Wenzhao Lu (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2023).

10.89	Mortgage and Security Agreement, dated March 27, 2024, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2024).

10.90	Mortgage and Security Agreement, dated March 27, 2024, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2024).

10.91	Senior Secured Convertible Promissory Note, dated March 7, 2024, between Avalon GloboCare Corp. and Mast Hill Fund, LP (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 31, 2024).

10.92	Security Agreement, dated March 7, 2024, between Avalon GloboCare Corp. and Mast Hill Fund, LP.* (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 31, 2024).

10.93	Warrant, dated March 7, 2024, between Avalon GloboCare Corp. and Mast Hill Fund, LP.* (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 31, 2024).

10.94	Securities Purchase Agreement, dated June 5, 2024, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024).

10.95	Security Agreement, dated June 5, 2024, among Avalon Globocare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Genexosome Technologies Inc., International Exosome Association LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024).

10.96	Senior Secured Promissory Note, dated June 5, 2024, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024).

10.97	First Warrant, dated June 5, 2024, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024).

10.98	Second Warrant, dated June 5, 2024, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024).

10.99	Mortgage and Security Agreement, dated June 5, 2024, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024).

10.100	Consent, Acknowledgement, and Waiver Agreement, between the Company and Holder, dated as of December 15, 2024 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2024).

10.101	Common Stock Purchase Warrant, between the Company and Holder, dated as of December 15, 2024 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2024).

10.102	Securities Purchase Agreement, between the Company and Holder, dated as of December 19, 2024 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2024).

10.103	Redemption and Abandonment Agreement, dated February 26, 2025, by and among Avalon GloboCare Corp., Avalon Laboratory Services, Inc., Laboratory Services MSO, LLC, SCBC Holdings LLC, the Zoe Family Trust, Bryan Cox and Sarah Cox (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2025).

10.104	Form of Avalon Voting and Support Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).

10.105	Form of YOOV Voting and Support Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).

10.106	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).

19.1*	Insider Trading Policy.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 20, 2018).

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Avalon GloboCare Corp. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2024).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.

Dated: March 31, 2025	By:	/s/ David K. Jin
	Name:	David K. Jin
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Dated: March 31, 2025	By:	/s/ Luisa Ingargiola
	Name:	Luisa Ingargiola
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints David K. Jin and Luisa Ingargiola, and each of them individually, his or her true and lawful attorney-in-fact, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may lawfully do or cause to be done by virtue thereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on March 31, 2025, on behalf of the registrant and in the capacities indicated.

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

December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Avalon GloboCare Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avalon GloboCare Corp. (the Company) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the financial statements). We have audited the reverse stock split presentation for year-end December 31, 2023. We have audited note 20 in regards to the presentation of segment information for the year-ended December 31, 2023. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Avalon GloboCare Corp., as of December 31, 2023, were audited by other auditors whose report dated April 15, 2024, expressed an unqualified opinion on those financial statements.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has yet to achieve profitable operations, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Investments

As discussed in the notes to the financial statements, the Company has an equity method investment in an unconsolidated subsidiary.

Auditing management’s valuation of the carrying value of the investment involves significant judgements and estimates to determine the proper value.

To evaluate the appropriateness of the valuation of the investment, we evaluated management’s significant judgments and estimates to determine that the investment is properly valued.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, TX

March 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Avalon GloboCare Corp.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 3, and before the effects of the retrospective adjustment for the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Note 3 and Note 20 to the consolidated financial statements, the accompanying consolidated balance sheet of Avalon GloboCare Corp. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 3, and before the effects of the retrospective adjustment for the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Note 3 and Note 20 to the consolidated financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective reverse stock split described in Note 3, or retrospective adjustment for the adoption of ASU 2023-07 discussed in Note 3 and Note 20 to the consolidated financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard tao these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2019 to 2024.

New York, NY
April 15, 2024

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS

CURRENT ASSETS:
Cash	$2,856,309	$285,400
Rent receivable	80,829	197,473
Prepaid expense and other current assets	299,360	367,994

Total Current Assets	3,236,498	850,867

NON-CURRENT ASSETS:
Operating lease right-of-use assets, net	4,709	128,250
Property and equipment, net	12,912	38,083
Investment in real estate, net	7,022,721	7,191,404
Equity method investments, net	10,636,544	12,095,020
Other non-current assets	71,794	278,912

Total Non-current Assets	17,748,680	19,731,669

Total Assets	$20,985,178	$20,582,536

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$611,462	$1,804,100
Accrued research and development fees	153,772	208,772
Accrued payroll liability and compensation	501,258	588,722
Accrued litigation settlement	373,450	450,000
Accrued liabilities and other payables	434,117	272,915
Accrued liabilities and other payables - related parties	732,916	206,458
Operating lease obligation	10,709	129,396
Advance from pending sale of noncontrolling interest - related party	3,108,106	485,714
Equity method investment payable	-	666,667
Derivative liability	127,545	24,796
Note payable, net	5,715,447	-
Convertible note payable, net	2,113,773	1,925,146

Total Current Liabilities	13,882,555	6,762,686

NON-CURRENT LIABILITIES:
Operating lease obligation - noncurrent portion	-	4,855
Note payable, net - noncurrent portion	-	5,596,219
Loan payable - related party	-	850,000

Total Non-current Liabilities	-	6,451,074

Total Liabilities	13,882,555	13,213,760

Commitments and Contingencies (Note 21)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 9,000 shares issued and outstanding at December 31, 2024 and 2023 Liquidation preference $9 million at December 31, 2024	9,000,000	9,000,000
Series B Convertible Preferred Stock, 11,000 shares issued and outstanding at December 31, 2024 and 2023 Liquidation preference $11 million at December 31, 2024	11,000,000	11,000,000
Series C Convertible Preferred Stock, 3,500 shares issued and outstanding at December 31, 2024 Liquidation preference $3.5 million at December 31, 2024	3,500,000	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,445,979 shares issued and 1,442,512 shares outstanding at December 31, 2024; 736,769 shares issued and 733,302 shares outstanding at December 31, 2023	145	74
Additional paid-in capital	72,023,525	67,886,082
Less: common stock held in treasury, at cost; 3,467 shares at December 31, 2024 and 2023	(522,500)	(522,500)
Accumulated deficit	(87,673,125)	(79,769,731)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss	(232,000)	(231,727)
Total Avalon GloboCare Corp. stockholders’ equity	7,102,623	7,368,776
Noncontrolling interest	-	-

Total Equity	7,102,623	7,368,776

Total Liabilities and Equity	$20,985,178	$20,582,536

See accompanying notes to the consolidated financial statements

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2024	2023

REAL PROPERTY RENTAL REVENUE	$1,333,403	$1,255,681

REAL PROPERTY OPERATING EXPENSES	1,065,574	1,017,493

REAL PROPERTY OPERATING INCOME	267,829	238,188

LOSS FROM EQUITY METHOD INVESTMENT - LAB SERVICES MSO	(846,588)	(8,571,647)

OTHER OPERATING EXPENSES:
Advertising and marketing expenses	237,671	1,666,721
Professional fees	1,822,105	3,076,477
Compensation and related benefits	1,431,328	1,768,449
Other general and administrative expenses	857,869	908,577

Total Other Operating Expenses	4,348,973	7,420,224

LOSS FROM OPERATIONS	(4,927,732)	(15,753,683)

OTHER (EXPENSE) INCOME
Interest expense - amortization of debt discount and debt issuance costs	(1,411,042)	(544,010)
Interest expense - other	(983,486)	(773,780)
Interest expense - related party	(42,445)	(33,712)
Debt modification charge	(838,794)	-
Change in fair value of derivative liability	374,365	188,374
Impairment of equity method investment - Epicon	-	(454,679)
Gain on debts extinguishment	-	682,979
Other expense	(74,260)	(18,499)

Total Other Expense, net	(2,975,662)	(953,327)

LOSS BEFORE INCOME TAXES	(7,903,394)	(16,707,010)

INCOME TAXES	-	-

NET LOSS	$(7,903,394)	$(16,707,010)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(7,903,394)	$(16,707,010)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(8.44)	$(23.80)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	936,614	701,932

COMPREHENSIVE LOSS:
NET LOSS	$(7,903,394)	$(16,707,010)
OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(273)	(18,590)
COMPREHENSIVE LOSS	(7,903,667)	(16,725,600)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(7,903,667)	$(16,725,600)

See accompanying notes to the consolidated financial statements

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2024 and 2023

	Avalon GloboCare Corp. Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number of		Number of		Number of		Number of		Additional Paid-in	Number of		Accumulated	Statutory	Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2023	9,000	$9,000,000	-	$-	-	$-	667,572	$67	$65,950,661	(3,467)	$(522,500)	$(63,062,721)	$6,578	$(213,137)	$-	$11,158,948

To correct shares issued for adjustments for 1:10 reverse split	-	-	-	-	-	-	3,333	-	-	-	-	-	-	-	-	-

Issuance of Series B Convertible Preferred Stock for equity method investment	-	-	11,000	11,000,000	-	-	-	-	-	-	-	-	-	-	-	11,000,000

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	-	-	11,333	1	236,399	-	-	-	-	-	-	236,400

Sale of common stock, net	-	-	-	-	-	-	30,442	3	414,393	-	-	-	-	-	-	414,396

Issuance of common stock for services	-	-	-	-	-	-	24,089	3	999,652	-	-	-	-	-	-	999,655

Stock-based compensation	-	-	-	-	-	-	-	-	284,977	-	-	-	-	-	-	284,977
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	(18,590)	-	(18,590)

Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	(16,707,010)	-	-	-	(16,707,010)
Balance, December 31, 2023	9,000	9,000,000	11,000	11,000,000	-	-	736,769	74	67,886,082	(3,467)	(522,500)	(79,769,731)	6,578	(231,727)	-	7,368,776

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	-	-	33,800	3	320,543	-	-	-	-	-	-	320,546

Sale of common stock, net	-	-	-	-	-	-	281,843	28	2,544,283	-	-	-	-	-	-	2,544,311

Issuance of common stock upon cashless exercise of stock warrants	-	-	-	-	-	-	42,381	4	(4)	-	-	-	-	-	-	-

Issuance of common stock for services	-	-	-	-	-	-	145,153	15	530,335	-	-	-	-	-	-	530,350

Reclassification of derivative liability to equity	-	-	-	-	-	-	-	-	2,354	-	-	-	-	-	-	2,354

Sale of Series C Convertible Preferred Stock	-	-	-	-	3,500	3,500,000	-	-	-	-	-	-	-	-	-	3,500,000

Issuance of pre-funded warrants	-	-	-	-	-	-	-	-	688,794	-	-	-	-	-	-	688,794

Stock-based compensation	-	-	-	-	-	-	-	-	51,159	-	-	-	-	-	-	51,159

Shares issued for adjustments for 1:15 reverse split	-	-	-	-	-	-	206,033	21	(21)	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	(273)	-	(273)

Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	(7,903,394)	-	-	-	(7,903,394)

Balance, December 31, 2024	9,000	$9,000,000	11,000	$11,000,000	3,500	$3,500,000	1,445,979	$145	$72,023,525	(3,467)	$(522,500)	$(87,673,125)	$6,578	$(232,000)	$-	$7,102,623

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,903,394)	$(16,707,010)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	177,917	211,720
Change in straight-line rent receivable	46,607	10,496
Amortization of operating lease right-of-use asset	122,553	118,226
Stock-based compensation and service expense	521,509	1,179,761
Loss from equity method investments	846,588	8,589,822
Distribution of earnings from equity method investment	611,888	-
Impairment of equity method investment - Epicon	-	454,679
Amortization of debt issuance costs and debt discount	1,411,042	544,010
Change in fair market value of derivative liability	(374,365)	(188,374)
Impairment of laboratory equipment	111,033	-
Debt modification charge	688,794	-
Gain on debts extinguishment	-	(682,979)
Changes in operating assets and liabilities:
Rent receivable	130,739	(46,220)
Security deposit	-	396
Deferred leasing costs	33,402	33,402
Prepaid expense and other assets	(91,496)	411
Accrued liabilities and other payables	(1,165,418)	(16,601)
Accrued liabilities and other payables - related parties	(14,051)	106,458
Operating lease obligation	(122,553)	(112,915)

NET CASH USED IN OPERATING ACTIVITIES	(4,969,205)	(6,504,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(22,159)
Payment for equity interest purchase	(100,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(100,000)	(22,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - related party	-	850,000
Repayments of loan payable - related party	(400,000)	-
Proceeds from issuance of convertible debts and warrants	3,367,750	2,565,000
Payments of convertible debts issuance costs	(282,700)	(327,200)
Repayments of convertible debts	(3,388,222)	(300,000)
Proceeds from issuance of balloon promissory note	-	1,000,000
Payments of balloon promissory note issuance costs	-	(64,436)
Advance from pending sale of noncontrolling interest in subsidiary	2,122,392	485,714
Proceeds from equity offering	2,857,852	635,391
Disbursements for equity offering costs	(138,405)	(19,132)
Proceeds from issuance of convertible preferred stock	3,500,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,638,667	4,825,337

EFFECT OF EXCHANGE RATE ON CASH	1,447	(3,970)

NET INCREASE (DECREASE) IN CASH	2,570,909	(1,705,510)

CASH - beginning of year	285,400	1,990,910

CASH - end of year	$2,856,309	$285,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,088,512	$718,753

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued liabilities	$60,000	$164,871
Reclassification of advances for equity interest purchase to equity method investment	$-	$9,000,000
Series B Convertible Preferred Stock issued related to equity method investment	$-	$11,000,000
Accrued purchase price related to equity method investment	$-	$666,667
Warrants issued as convertible notes payable finder’s fee	$40,900	$16,977
Warrants issued with convertible notes payable recorded as debt discount	$438,568	$196,193
Common stock issued as convertible notes payable commitment fee	$320,546	$236,400
Deferred financing costs in accrued liabilities	$-	$202,892
Equity method investment payable paid by a related party	$566,667	$-
Reclassification of deferred offering costs	$175,136	$-
Settlement of derivative liability	$2,354	$-
Reclassification of related party loan payable and accrued expenses to advance from related party	$500,000	$-
Issuance of common stock upon cashless exercise of stock warrants	$4	$-
Shares issued for adjustments for 1:15 reverse split	$21	$-

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Avalon GloboCare Corp. (the “Company” or “ALBT”) was incorporated under the laws of the State of Delaware on July 28, 2014.

The Company is a commercial-stage company dedicated to developing and delivering precision diagnostic consumer products. The Company is currently marketing the Keto Air breathalyzer device and plans to develop additional diagnostic uses of the breathalyzer technology. The Company also provided laboratory services in 2024 and 2023, offering a broad portfolio of diagnostic tests, including drug testing, toxicology, and a broad array of test services, from general bloodwork to anatomic pathology, and urine toxicology.

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

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of December 31, 2024, the occupancy rate of the building is 98.5%.

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

On October 14, 2022, the Company formed a wholly owned subsidiary, Avalon Laboratory Services, Inc. (“Avalon Lab”), a Delaware company. On February 9, 2023, Avalon Lab purchased 40% of the issued and outstanding equity interests of Laboratory Services MSO, LLC, a private limited company formed under the laws of the State of Delaware on September 6, 2019 (“Lab Services MSO”), and its subsidiaries. Lab Services MSO, through its subsidiaries, is engaged in providing laboratory testing services. During 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by Avalon Lab. See Note 22 – Subsequent Events - Redemption Agreement.

On May 1, 2024, the Company formed a wholly owned subsidiary, Q&A Distribution LLC (“Q&A Distribution”), a Texas company. Q&A Distribution is engaged in distribution of KetoAir device.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of December 31, 2024 are as follows:

Name of Subsidiary	Place and date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by ALBT	Holding company for payroll and other expenses

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by ALBT	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Is not considered an operating entity

Genexosome Technologies Inc. (“Genexosome”)	Nevada July 31, 2017	60% held by ALBT	No current activities to report, dormant

Avactis Biosciences Inc. (“Avactis”)	Nevada July 18, 2018	60% held by ALBT	Dormant, is in process of being dissolved
Avactis Nanjing Biosciences Ltd. (“Avactis Nanjing”)	PRC May 8, 2020	100% held by Avactis	Dormant, is in process of being dissolved

Avalon Laboratory Services, Inc. (“Avalon Lab”)	Delaware October 14, 2022	100% held by ALBT	Laboratory holding company with a 40% membership interest in Lab Services MSO (1)

Q&A Distribution LLC (“Q&A Distribution”)	Texas May 1, 2024	100% held by ALBT	Distributes KetoAir device

(1)	On February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN CONDITION (continued)

Going Concern

The Company is a commercial-stage company dedicated to developing and delivering precision diagnostic consumer products. The Company is currently marketing the Keto Air breathalyzer device and plans to develop additional diagnostic uses of the breathalyzer technology. In addition, the Company owns commercial real estate that houses its headquarters in Freehold, New Jersey. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficit of approximately $10,646,000 at December 31, 2024 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $7,903,000 and $4,969,000 for the year ended December 31, 2024, respectively.

The Company has a limited operating history and its continued growth is dependent upon the continuation of generating rental revenue from its income-producing real estate property in New Jersey and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenue. There are no assurances that the Company will be successful in its efforts to generate significant revenue, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Significant estimates during the years ended December 31, 2024 and 2023 include the useful life of investment in real estate and intangible assets, the assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable, and the fair value of the consideration given and assets acquired in the purchase of 40% of Lab Services MSO.

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

Derivative liability. Derivative liability is carried at fair value and measured on an ongoing basis. The table below reflects the activity of derivative liability measured at fair value for the years ended December 31, 2024 and 2023:

Significant Unobservable Inputs (Level 3)
Balance of derivative liability as of January 1, 2023	$-
Initial fair value of derivative liability attributable to warrants issuance with May, July, and October 2023 fund raises	213,170
Gain from change in the fair value of derivative liability	(188,374)
Balance of derivative liability as of December 31, 2023	24,796
Initial fair value of derivative liability attributable to warrants issuance with March and June 2024 fund raises	479,468
Reclassification of additional paid-in capital upon conversion	(2,354)
Gain from change in the fair value of derivative liability	(374,365)
Balance of derivative liability as of December 31, 2024	$127,545

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

Laboratory equipment. The Company conducted an impairment assessment on its laboratory equipment based on the guidelines established in Financial Accounting Standards Board (“FASB”) ASC Topic 360 to determine the estimated fair market value of its laboratory equipment as of December 31, 2024. Upon completion of its 2024 impairment analysis, the Company determined that the carrying value exceeded the fair market value of laboratory equipment. The fair market value of laboratory equipment is a level 3 valuation. The Company recorded an impairment charge of $111,033 for the year ended December 31, 2024, which was included in other general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements (continued)

Equity method investment in Epicon Biotech Co., Ltd. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, the investee’s series of operating losses and the joint venture partner unable to obtain funds to commence operations. These assumptions represent Level 3 inputs. Impairment of equity method investment in Epicon Biotech Co., Ltd. for the year ended December 31, 2023 was $454,679. There is no comparative impairment for the year ended December 31, 2024 since the investment was fully impaired at December 31, 2023.

Equity method investment in Laboratory Services MSO, LLC The factors used to determine fair value are subject to management’s judgment and expertise. These assumptions represent Level 3 inputs. Impairment of equity method investment in Laboratory Services MSO, LLC for the years ended December 31, 2024 and 2023 was $259,579 and $9,196,682, respectively, which have been included in loss from equity method investment – Lab Services MSO on the accompanying consolidated statements of operations and comprehensive loss.

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

Cash and Cash Equivalents

At December 31, 2024 and 2023, the Company’s cash balances by geographic area were as follows:

Country:	December 31, 2024		December 31, 2023
United States	$2,844,522	99.6%	$280,197	98.2%
China	11,787	0.4%	5,203	1.8%
Total cash	$2,856,309	100.0%	$285,400	100.0%

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at December 31, 2024 and 2023.

Credit Risk and Uncertainties

The Company maintains a portion of its cash on deposits with bank and financial institution within the U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At December 31, 2024, the Company’s cash balances in United States bank accounts had approximately $2,413,000 in excess of the federally-insured limits.

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

Management believes that the rent receivable is fully collectable. Therefore, no material reverse for credit losses is deemed to be required on its rent receivable at December 31, 2024 and 2023.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other costs that are directly related to the Company’s open market sale equity financing and will be charged to stockholders’ equity upon completion of the equity offering. As of December 31, 2024 and 2023, deferred offering costs amounted to $0 and $175,136, respectively, which were included in prepaid expense and other current assets.

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

For the year ended December 31, 2024, the Company incurred impairment charges in operations of $111,033 on its laboratory equipment. The valuation of the laboratory equipment, and the amount of the impairment charge, were based on impairment assessment conducted on the equipment at December 31, 2024.

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

The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. Impairment of equity method investment amounted to $259,579 and $9,651,361 for the years ended December 31, 2024 and 2023, respectively. See Note 8 for discussion of equity method investments.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Rental Income

Deferred rental income represents rental income collected but not earned as of the reporting date. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of December 31, 2024 and 2023, deferred rental income totaled $38,346 and $11,429, respectively, which were included in accrued liabilities and other payables on the accompanying consolidated balance sheets.

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

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company incurred research and development expense of $0 and $109,618 in the years ended December 31, 2024 and 2023, respectively.

Advertising and Marketing Costs

All costs related to advertising and marketing are expensed as incurred. For the years ended December 31, 2024 and 2023, advertising and marketing costs amounted to $237,671 and $1,666,721, respectively.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Debt Modifications and Extinguishments

When the Company modifies or extinguishes debt, it first evaluates whether the modification qualifies as a troubled debt restructuring (TDR) under ASC Topic 470-60, which requires debt modifications to be evaluated to determine if (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. If a TDR is determined not to have occurred, the Company evaluates the modification in accordance with ASC Topic 470-50-40, which requires modification to debt instruments to be evaluated to assess whether debt modification or debt extinguishment accounting is applicable. This evaluation includes analyzing whether there are significant and consequential changes to the economic substance of the note. If the change is deemed insignificant then the change is considered a debt modification, whereas if the change is substantial the change is reflected as a debt extinguishment.

If debt extinguishment guidance applies, the previous debt principal amount is removed, the previously capitalized debt issuance costs are expensed, the value of instruments exchanged are recorded, including cash, new debt, warrants and common stock, and a gain or loss on extinguishment of debt is recorded. If debt modification guidance applies, no gain or loss is recorded and the effective interest rate of the debt is updated based on the carrying value of the debt and the revised future cash flows. Any previously capitalized debt issuance costs in a debt modification are amortized as interest expense over the term of the new debt instrument.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, the benefit for tax positions taken can only be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2024 and 2023, the Company had no significant uncertain tax positions which would require either recognition of a liability or disclosure in the financial statements. For United States entities, tax year that remains subject to examination is the years ended December 31, 2024, 2023, 2022 and 2021. For China entities, income tax returns for the tax years ended December 31, 2020 through December 31, 2024 remain open for statutory examination by PRC tax authorities. The Company recognizes interest and penalties related to significant uncertain income tax positions in income tax expense. However, no such interest and penalties were recorded as of December 31, 2024 and 2023.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company, AHS, Avalon RT 9, Avalon Lab, and Q&A Distribution is the U.S. dollar and the functional currency of Avalon Shanghai is the Chinese Renminbi (“RMB”). For Avalon Shanghai whose functional currency is the RMB, result of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2024 and 2023 were translated at 7.2980 RMB and 7.0786 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the years ended December 31, 2024 and 2023 were 7.1889 RMB and 7.0752 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2024 and 2023 consisted of net loss and unrealized loss from foreign currency translation adjustment.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the years ended December 31, 2024 and 2023, potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible preferred stock and convertible notes (using the if-converted method) and exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The calculation of basic and diluted net loss per common share attributable to the Company common shareholders includes 150,000 of the pre-funded warrants that remain outstanding as of December 31, 2024.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Years Ended December 31,
	2024	2023
Options to purchase common stock	52,479	56,880
Warrants to purchase common stock	182,996	43,035
Series A convertible preferred stock (*)	60,000	60,000
Series B convertible preferred stock (**)	194,004	194,004
Series C convertible preferred stock (***)	1,452,282	-
Convertible notes (****)	227,269	60,740
Potentially dilutive securities	2,169,030	414,659

(*)	Assumed the Series A convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $150.00 per share.

(**)	Assumed the Series B convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $56.70 per share.

(***)	Assumed the Series C convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $2.41 per share.

(****)	Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $11.25 per share for the year ended December 31, 2024. Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $67.50 and $22.50 per share for the year ended December 31, 2023.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Noncontrolling Interest

As of December 31, 2024, Dr. Yu Zhou, former director and former Co-Chief Executive Officer of Genexosome, who owns 40% of the equity interests of Genexosome, which is not under the Company’s control. Since the fourth quarter of 2019, the non-controlling interest has remained inactive.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

Segment Reporting

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and is mainly organized by services. The Company is organized into two services-oriented strategic business units: real property rental services and laboratory testing services — which are led by our strategic business unit managers. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance.

On February 9, 2023, the Company purchased 40% of Lab Services MSO. Commencing from the purchase date, February 9, 2023, the Company is active in the management of Lab Services MSO. During the years ended December 31, 2024 and 2023, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment (which commenced with the purchase date, February 9, 2023) since Lab Services MSO’s operating results are regularly reviewed by the Company’s chief operating decision maker to determine the resources to be allocated to the segment and assess its performance. The Company regularly reviews the operating results and performance of Lab Services MSO, for which the Company accounts for under the equity method.

The Company’s President and Chief Executive Officer is its CODM. The Company reports operational data to its CODM at the segment level, which he uses to evaluate performance and allocate resources based on real property operating income and loss from equity method investment – Lab Services MSO.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Standards (continued)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 became effective for the Company’s annual period beginning on January 1, 2024 and interim periods beginning after January 1, 2025. The Company adopted this guidance in the fourth quarter of 2024. Refer to Note 20 - Segment Information. The Company’s results of operations, cash flows, and financial condition were not impacted by the adoption of this ASU.

In December 2023, the FASB ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The adoption of ASU 2023-09 did not have a material effect on the Company’s consolidated financial statements and related disclosures.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

At December 31, 2024 and 2023, prepaid expense and other current assets consisted of the following:

	December 31, 2024	December 31, 2023
Prepaid professional fees	$33,665	$33,062
Prepaid directors and officers’ liability insurance premium	9,741	27,192
Deferred offering costs	-	175,136
Deferred leasing costs	31,587	33,402
Security deposit	17,654	-
Due from broker	32,885	37,187
Finished goods	92,230	-
Recoverable VAT	9,245	6,218
Others	72,353	55,797
Total	$299,360	$367,994

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2024 and 2023, property and equipment consisted of the following:

	Useful Life	December 31, 2024	December 31, 2023
Laboratory equipment	5 Years	$-	$100,548
Office equipment and furniture	3 – 10 Years	54,499	54,797
		54,499	155,345
Less: accumulated depreciation		(41,587)	(117,262)
		$12,912	$38,083

For the years ended December 31, 2024 and 2023, depreciation expense of property and equipment amounted to $9,234 and $43,037, respectively, of which, $8,623 and $7,221 was included in real property operating expenses, $611 and $417 was included in other operating expenses, and $0 and $35,399 was included in research and development expense, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EQUIPMENT HELD FOR SALE

The Company measures long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less associated costs to sell these assets. The assets held for sale is no longer subject to depreciation as they are not used in operations. As of December 31, 2024, the Company committed to a plan to sell certain laboratory equipment that was used to research and development as equipment held for sale, which was included in “Other non-current assets” on the accompanying consolidated balance sheets. The Company evaluated equipment for impairment at December 31, 2024. The Company compared the estimated fair value of the equipment to its carrying value with impairment indicators and recorded an impairment charge for the excess of carrying value over fair value. For the year ended December 31, 2024, the Company incurred an impairment charge in operations of $111,033 on laboratory equipment. Although the Company is actively seeking and negotiating with potential buyers, the Company can give no assurances that the sale process will be successful and, if it were successful, there are no assurances as to the amount or timing of any potential proceeds.

NOTE 7 – INVESTMENT IN REAL ESTATE

At December 31, 2024 and 2023, investment in real estate consisted of the following:

	Useful Life	December 31, 2024	December 31, 2023
Commercial real property building	39 Years	$7,708,571	$7,708,571
Improvement	12 Years	529,372	529,372
		8,237,943	8,237,943
Less: accumulated depreciation		(1,215,222)	(1,046,539)
		$7,022,721	$7,191,404

For both the years ended December 31, 2024 and 2023, depreciation expense of this commercial real property amounted to $168,683, which was included in real property operating expenses.

NOTE 8 – EQUITY METHOD INVESTMENTS

Investment in Epicon Biotech Co., Ltd.

As of December 31, 2023, the equity method investment in Epicon Biotech Co., Ltd. (“Epicon”) amounted to $0. The investment represents the Company’s subsidiary, Avalon Shanghai’s interest in Epicon. Epicon was incorporated on August 14, 2018 in PRC. Avalon Shanghai and an unrelated company, Jiangsu Unicorn Biological Technology Co., Ltd. (“Unicorn”), have an ownership interest in Epicon of 40% and 60%, respectively. Epicon is focused on cell preparation, third party testing, biological sample repository for commercial and scientific research purposes and clinical transformation of scientific achievements. The Company is not involved in the management of Epicon. Therefore, it is a passive investment.

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

NOTE 8 – EQUITY METHOD INVESTMENTS (continued)

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

Intangible assets consist of the valuation of identifiable intangible assets acquired, representing trade names and customers relationships, which are being amortized on a straight-line method over the estimated useful life of 15 years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. For the year ended December 31, 2024 and for the period from February 9, 2023 (date of investment) through December 31, 2023, amortization expense of these intangible assets amounted to $666,932 and $611,356, respectively, which was included in loss from equity method investment — Lab Services MSO in the accompanying consolidated statements of operations and comprehensive loss.

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in the business acquisition of Lab Services MSO incurred on February 9, 2023. Goodwill is not amortized but is tested for impairment at least once annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

In September 2024 and December 2023, the Company assessed its equity method investment in Laboratory Services MSO, LLC for any impairment and concluded that there were indicators of impairment as of September 30, 2024 and December 31, 2023, respectively. The Company calculated that the estimated undiscounted cash flows of goodwill were less than the carrying amount of goodwill related to the equity method investment. The Company has recognized impairment loss of $259,579 and $9,196,682 related to the equity method investment for the year ended December 31, 2024 and for the period from February 9, 2023 (date of investment) through December 31, 2023, respectively, which was included in loss from equity method investment — Lab Services MSO in the accompanying consolidated statements of operations and comprehensive loss.

For the year ended December 31, 2024 and for the period from February 9, 2023 (date of investment) through December 31, 2023, the Company’s share of Lab Services MSO’s net income was $79,923 and $1,236,391, respectively, which was included in loss from equity method investment — Lab Services MSO in the accompanying consolidated statements of operations and comprehensive loss.

The Company classifies distributions received from its investment on Lab Services MSO using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. For the year ended December 31, 2024 and for the period from February 9, 2023 (date of investment) through December 31, 2023, distribution of earnings from the Company’s investment on Lab Services MSO amounted to $611,888 and $0, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – EQUITY METHOD INVESTMENTS (continued)

Investment in Laboratory Services MSO, LLC (continued)

In the years ended December 31, 2024 and 2023, activity recorded for the Company’s equity method investment in Lab Services MSO is summarized in the following table:

Equity investment carrying amount at January 1, 2023	$-
Payment for equity method investment:
The Company’s interest in the fair value of Lab Services MSO’s net assets at February 9, 2023	1,206,406
The Company’s interest in the net excess of Lab Services MSO’s fair value over net assets which was attributable to identifiable intangible assets at February 9, 2023	10,004,000
The Company’s interest in the net excess of Lab Services MSO’s fair value over net assets which was attributable to goodwill at February 9, 2023	9,456,261
Total payment for equity method investment	20,666,667
Lab Services MSO’s net income attributable to the Company	1,236,391
Intangible assets amortization amount	(611,356)
Impairment of goodwill	(9,196,682)
Equity investment carrying amount at December 31, 2023	12,095,020
Lab Services MSO’s net income attributable to the Company	79,923
Intangible assets amortization amount	(666,932)
Distribution of earnings from equity investment	(611,888)
Impairment of goodwill	(259,579)
Equity investment carrying amount at December 31, 2024	$10,636,544

As of December 31, 2024, the Company’s carrying value of the identified intangible assets and goodwill which are included in the equity investment carrying amount was $8,725,712 and $0, respectively. As of December 31, 2023, the Company’s carrying value of the identified intangible assets and goodwill which are included in the equity investment carrying amount was $9,392,644 and $259,579, respectively.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	December 31, 2024	December 31, 2023
Current assets	$2,917,880	$4,930,254
Noncurrent assets	4,509,185	5,228,044
Current liabilities	611,391	828,713
Noncurrent liabilities	4,346,725	4,104,183
Equity	2,468,949	5,225,402

	For the year Ended December 31, 2024	For the Period from February 9, 2023 (Date of Investment) through December 31, 2023
Net revenue	$13,558,711	$12,699,683
Gross profit	3,534,503	4,744,277
(Loss) income from operation	(265,754)	2,393,830
Net loss income	199,808	3,090,977

During 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement (the “Redemption Agreement”), whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company. See Note 22 – Subsequent Events - Redemption Agreement.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2024 and 2023, accrued liabilities and other payables consisted of the following:

	December 31, 2024	December 31, 2023
Accrued tenants’ improvement reimbursement	$43,500	$43,500
Tenants’ security deposit	81,233	81,233
Accrued business expense reimbursement	34,781	25,061
Accrued utilities	26,075	15,166
Deferred rental income	38,346	11,429
Accrued real property cleaning service fee	9,200	7,570
Interest payable	-	55,027
Taxes payable	177,724	11,794
Others	23,258	22,135
Total	$434,117	$272,915

NOTE 10 – CONVERTIBLE NOTE PAYABLE

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

The Company was obligated to make amortization payments in cash to Mast Hill toward the repayment of the May 2023 Convertible Note, as described in the May 2023 Convertible Note. As of December 31, 2024, the May 2023 Convertible Note was repaid in full.

In connection with the issuance of the May 2023 Convertible Note, the Company incurred debt issuance costs of $175,162 (including the issuance of 667 warrants as a finder’s fee) which was capitalized and was amortized into interest expense over the term of the May 2023 Convertible Note.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee met the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 9,000 warrants with an exercise price of $67.50 exercisable until the five-year anniversary of May 23, 2023 was classified as derivative liability on May 23, 2023. The fair values of the 9,000 warrants with an exercise price of $67.50 exercisable until the five-year anniversary of May 23, 2023 issued on May 23, 2023 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $29.40, volatility of 88.80%, risk-free rate of 3.76%, annual dividend yield of 0% and expected life of 5 years.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTE PAYABLE (continued)

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

The Company recorded a total debt discount of $349,654 related to the original issue discount, common shares issued and warrants issued to Mast Hill, which was amortized over the term of the May 2023 Convertible Note.

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

The Company was obligated to make amortization payments in cash to FirstFire toward the repayment of the July 2023 Convertible Note, as described in the July 2023 Convertible Note. As of December 31, 2024, the July 2023 Convertible Note was repaid in full.

In connection with the issuance of the July 2023 Convertible Note, the Company incurred debt issuance costs of $74,204 (including the issuance of 222 warrants as a finder’s fee), which was capitalized and was amortized into interest expense over the term of the July 2023 Convertible Note.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Firstfire and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 3,000 warrants with an exercise price of $67.50 exercisable until the five-year anniversary of July 6, 2023 was classified as a derivative liability on July 6, 2023. The fair values of the 3,000 warrants with an exercise price of $67.50 exercisable until the five-year anniversary of July 6, 2023 issued on July 6, 2023 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $21.30, volatility of 88.52%, risk-free rate of 4.37%, annual dividend yield of 0% and expected life of 5 years.

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

The Company recorded a total debt discount of $89,191 related to the original issue discount, common shares issued and warrants issued to Firstfire, which was amortized over the term of the July 2023 Convertible Note.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTE PAYABLE (continued)

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

The Company was obligated to make amortization payments in cash to Mast Hill toward the repayment of the October 2023 Convertible Note, as described in the October 2023 Convertible Note. As of December 31, 2024, the October 2023 Convertible Note was repaid in full.

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

The Company was obligated to make amortization payments in cash to FirstFire toward the repayment of the October 2023 Convertible Note, as described in the October 2023 Convertible Note. As of December 31, 2024, the October 2023 Convertible Note was repaid in full.

In connection with the issuance of the October 2023 Convertible Note, the Company incurred debt issuance costs of $95,349 (including the issuance of 560 warrants as a finder’s fee), which was capitalized and was amortized into interest expense over the term of the October 2023 Convertible Note.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and Firstfire and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 7,560 warrants with an exercise price of $37.50 exercisable until the five-year anniversary of October 9, 2023 was classified as a derivative liability on October 9, 2023. The fair values of the 7,560 warrants with an exercise price of $37.50 exercisable until the five-year anniversary of October 9, 2023 issued on October 9, 2023 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $11.55, volatility of 89.70%, risk-free rate of 4.75%, annual dividend yield of 0% and expected life of 5 years.

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

The Company recorded a total debt discount of $128,748 related to the original issue discount, common shares issued and warrants issued to Mast Hill and Firstfire, which was amortized over the term of the October 2023 Convertible Note.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTE PAYABLE (continued)

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

The Company was obligated to make amortization payments in cash to Mast Hill toward the repayment of the March 2024 Convertible Note, as described in the March 2024 Convertible Note. As of December 31, 2024, the March 2024 Convertible Note was repaid in full.

In connection with the issuance of the March 2024 Convertible Note, the Company incurred debt issuance costs of $74,379 (including the issuance of 700 warrants as a finder’s fee) which was capitalized and was amortized into interest expense over the term of the March 2024 Convertible Note.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee met the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 9,450 warrants with an exercise price of $30.00 exercisable until the five-year anniversary of March 7, 2024 was classified as derivative liability on March 7, 2024. The fair values of the 9,450 warrants with an exercise price of $30.00 exercisable until the five-year anniversary of March 7, 2024 issued on March 7, 2024 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $6.00, volatility of 85.24%, risk-free rate of 4.07%, annual dividend yield of 0% and expected life of 5 years.

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

The Company recorded a total debt discount of $97,374 related to the original issue discount, common shares issued and warrants issued to Mast Hill, which was amortized over the term of the March 2024 Convertible Note.

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

NOTE 10 – CONVERTIBLE NOTE PAYABLE (continued)

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

In accordance with ASC 480-10-25-14, the Company determined that the conversion provisions contain an embedded derivative feature and the Company valued the derivative feature separately, recording debt discount and derivative liability in accordance with the provisions of the convertible debt (see Note 11). However, management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero.

The Company recorded a total debt discount of $838,990 related to the original issue discount, common shares issued and warrants issued to Mast Hill, which will be amortized over the term of the June 2024 Convertible Note.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE NOTE PAYABLE (continued)

June 2024 Convertible Note (continued)

On December 15, 2024, the Company and Mast Hill entered into that certain consent, acknowledgement, and waiver agreement (“Agreement”), pursuant to which Mast Hill waived all amortization payments required to be made under the June 2024 Convertible Note, the Company paid a waiver fee of $150,000 to Mast Hill, and the Company issued to Mast Hill a common stock purchase warrant for the purchase of up to 150,000 shares of the Company’s common stock (“Pre-Funded Warrants”). The Pre-Funded Warrants are immediately exercisable at issuance and until the Pre-Funded Warrants are exercised in full and have an exercise price of $0.01 per share. The Pre-Funded Warrants were classified as a component of permanent equity on the accompanying consolidated balance sheets as they are freestanding financial instrument that is immediately exercisable, does not embody an obligation for the Company to repurchase its own shares and permit the holder to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the Pre-Funded Warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to the Company’s common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the Pre-Funded Warrants. Based on the Company’s assess, this arrangement was accounted for as a modification of debt and, as such, $838,794 related to the waiver fee and Pre-Fund Warrants issued to Mast Hill were expensed.

The convertible note payable as of December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Principal amount	$2,556,777	$2,400,000
Less: unamortized debt issuance costs	(93,425)	(183,840)
Less: unamortized debt discount	(349,579)	(291,014)
Convertible note payable, net	$2,113,773	$1,925,146

For the years ended December 31, 2024 and 2023, amortization of debt discount and debt issuance costs related to convertible note payable amounted to $1,291,814 and $437,453, respectively, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying consolidated statements of operations and comprehensive loss.

For the years ended December 31, 2024 and 2023, interest expense related to convertible note payable amounted to $325,486 and $167,058, respectively, which have been included in interest expense — other on the accompanying consolidated statements of operations and comprehensive loss.

NOTE 11 – DERIVATIVE LIABILITY

As stated in Note 10, June 2024 Convertible Note, the Company determined that the convertible note payable contains an embedded derivative feature in the form of a conversion provision which is adjustable based on future prices of the Company’s common stock. In accordance with ASC 815-10-25, each derivative feature is initially recorded at its fair value using the Black-Scholes option valuation method and then re-value at each reporting date, with changes in the fair value reported in the statements of operations. However, on June 5, 2024 and December 31, 2024, management determined the probability of failing to make an amortization payment and repayment, respectively, when due to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero.

On May 23, 2023, the Company issued 9,000 warrants with an exercise price of $67.50 exercisable until the five-year anniversary of May 23, 2023 to Mast Hill and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 9,000 warrants was classified as a derivative liability on May 23, 2023. On December 31, 2023, the estimated fair value of the 9,000 warrants was $14,805. The estimated fair value of the warrants was computed as of December 31, 2023 using Black-Scholes option-pricing model, with the following assumptions: stock price of $7.24, volatility of 83.96%, risk-free rate of 3.84%, annual dividend yield of 0% and expected life of 4.4 years. On December 31, 2024, the estimated fair value of the 9,000 warrants was $3,714. The estimated fair value of the warrants was computed as of December 31, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $3.26, volatility of 97.00%, risk-free rate of 4.27%, annual dividend yield of 0% and expected life of 3.4 years.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DERIVATIVE LIABILITY (continued)

On July 6, 2023, the Company issued 3,000 warrants with an exercise price of $67.50 exercisable until the five-year anniversary of July 6, 2023 to FirstFire and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 3,000 warrants was classified as a derivative liability on July 6, 2023. On December 31, 2023, the estimated fair value of the 3,000 warrants was $5,098. The estimated fair value of the warrants was computed as of December 31, 2023 using Black-Scholes option-pricing model, with the following assumptions: stock price of $7.24, volatility of 83.66%, risk-free rate of 3.84%, annual dividend yield of 0% and expected life of 4.5 years. On November 18, 2024, 2,778 warrants held by FirstFire were cashless exercised. On December 31, 2024, the estimated fair value of the rest of 222 warrants was $94. The estimated fair value of the warrants was computed as of December 31, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $3.26, volatility of 95.85%, risk-free rate of 4.27%, annual dividend yield of 0% and expected life of 3.5 years.

On October 9, 2023, the Company issued 7,560 warrants with an exercise price of $37.50 exercisable until the five-year anniversary of October 9, 2023 to Mast Hill and FirstFire and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 7,560 warrants was classified as a derivative liability on October 9, 2023. On December 31, 2023, the estimated fair value of the 7,560 warrants was $20,920. The estimated fair value of the warrants was computed as of December 31, 2023 using Black-Scholes option-pricing model, with the following assumptions: stock price of $7.24, volatility of 86.33%, risk-free rate of 3.84%, annual dividend yield of 0% and expected life of 4.8 years. On November 18, 2024, 3,500 warrants held by FirstFire were cashless exercised. On December 31, 2024, the estimated fair value of the rest of 4,060 warrants was $2,880. The estimated fair value of the warrants was computed as of December 31, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $3.26, volatility of 93.90%, risk-free rate of 4.27%, annual dividend yield of 0% and expected life of 3.8 years.

On March 7, 2024, the Company issued 9,450 warrants with an exercise price of $30.00 exercisable until the five-year anniversary of March 7, 2024 to Mast Hill and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 9,450 warrants was classified as a derivative liability on March 7, 2024. On December 31, 2024, the estimated fair value of the 9,450 warrants was $8,191. The estimated fair value of the warrants was computed as of December 31, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $3.26, volatility of 90.43%, risk-free rate of 4.38%, annual dividend yield of 0% and expected life of 4.2 years.

On June 5, 2024, the Company issued 152,000 warrants to Mast Hill and a third party as a finder’s fee (see Note 10). Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 80,000 warrants with an exercise price of $7.50 exercisable until the five-year anniversary of June 5, 2024, which warrant shall be cancelled and extinguished against payment of the June 2024 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 72,000 warrants with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 was classified as a derivative liability on June 5, 2024. On December 31, 2024, the estimated fair value of the 72,000 warrants with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 as derivative liability was $112,666. The estimated fair value of the warrants was computed as of December 31, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $3.26, volatility of 88.64%, risk-free rate of 4.38%, annual dividend yield of 0% and expected life of 4.4 years.

Increases or decreases in fair value of the derivative liability are included as a component of total other (expenses) income in the accompanying consolidated statements of operations and comprehensive loss. The changes to the derivative liability resulted in a decrease of $374,365 and $188,374 in the derivative liability and the corresponding increase in other income as a gain for the years ended December 31, 2024 and 2023, respectively.

NOTE 12 – NOTE PAYABLE, NET

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

NOTE 12 – NOTE PAYABLE, NET (continued)

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

The note payable as of December 31, 2024 and 2023 was as follows:

	December 31, 2024	December 31, 2023
Principal amount	$5,800,000	$5,800,000
Less: unamortized debt issuance costs	(84,553)	(203,781)
Note payable, net	$5,715,447	$5,596,219
Current portion	$5,715,447	$-
Noncurrent portion	$-	$5,596,219

For the years ended December 31, 2024 and 2023, amortization of debt issuance costs related to note payable amounted to $119,228 and $106,557, respectively, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying consolidated statements of operations and comprehensive loss.

For the years ended December 31, 2024 and 2023, interest expense related to note payable amounted to $658,000 and $606,722, respectively, which have been included in interest expense - other on the accompanying consolidated statements of operations and comprehensive loss.

NOTE 13 – RELATED PARTY TRANSACTIONS

Rental Revenue from Related Party and Rent Receivable – Related Party

The Company leases space of its commercial real property located in New Jersey to D.P. Capital Investments LLC, which is controlled by Wenzhao Lu, the Company’s chairman of the Board of Directors. The term of the related party lease agreement is five years commencing on May 1, 2021 and will expire on April 30, 2026.

For both the years ended December 31, 2024 and 2023, the related party rental revenue amounted to $50,400 and has been included in real property rental revenue on the accompanying consolidated statements of operations and comprehensive loss. At December 31, 2024 and 2023, the related party rent receivable totaled $0 and $124,500, respectively, which has been included in rent receivable on the accompanying consolidated balance sheets.

Services Provided by Related Party

From time to time, Wilbert Tauzin, a director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $63,644 and $86,528 for the years ended December 31, 2024 and 2023, respectively, which have been included in professional fees on the accompanying consolidated statements of operations and comprehensive loss. As of both December 31, 2024 and 2023, the accrued and unpaid services charge related to this director’s son amounted to $15,000, which have been included in accrued professional fees on the accompanying consolidated balance sheets.

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Beijing Genexosome for a cash payment of $450,000. As of both December 31, 2024 and 2023, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables — related parties on the accompanying consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS (continued)

Accrued Liabilities and Other Payables – Related Parties (continued)

From time to time, Lab Services MSO paid shared expense on behalf of the Company. In addition, Lab Services MSO made a payment of $566,667 for equity method investment payable on behalf of the Company in the year ended December 31, 2024. As of December 31, 2024 and 2023, the balance due to Lab Services MSO amounted to $632,916 and $72,746, respectively, which has been included in accrued liabilities and other payables — related parties on the accompanying consolidated balance sheets.

As of December 31, 2024 and 2023, $0 and $33,712 of accrued and unpaid interest related to borrowings from Wenzhao Lu, the Company’s chairman of the Board of Directors, respectively, have been included in accrued liabilities and other payables — related parties on the accompanying consolidated balance sheets.

Borrowings from Related Party

Line of Credit

On August 29, 2019, the Company entered into a Line of Credit Agreement (the “Line of Credit Agreement”) providing the Company with a $20 million line of credit (the “Line of Credit”) from Mr. Lu, the Company’s chairman of the Board of Directors. The Line of Credit allowed the Company to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes until the facility matured on December 31, 2024. The loans are unsecured and are not convertible into equity of the Company. Loans drawn under the Line of Credit bear interest at an annual rate of 5% and each individual loan is payable three years from the date of issuance. The Company has a right to draw down on the line of credit and not at the discretion of Mr. Lu, the related party lender. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to maturity, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, Mr. Lu may declare all outstanding loans under the Line of Credit to be due and payable immediately.

In the years ended December 31, 2024 and 2023, activity recorded for the Line of Credit is summarized in the following table:

Outstanding principal under the Line of Credit at January 1, 2023	$-
Draw down from Line of Credit	850,000
Outstanding principal under the Line of Credit at December 31, 2023	850,000
Repayment of Line of Credit	(400,000)
Reclassification of Line of Credit to advance from related party	(450,000)
Outstanding principal under the Line of Credit at December 31, 2024	$-

For the years ended December 31, 2024 and 2023, the interest expense related to related party borrowing amounted to $42,445 and $33,712, respectively, and has been reflected as interest expense — related party on the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2024 and 2023, the related accrued and unpaid interest for Line of Credit was $0 and $33,712, respectively, and has been included in accrued liabilities and other payables — related parties on the accompanying consolidated balance sheets.

Membership Interest Purchase Agreement

On November 17, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Mr. Lu, the Company’s chairman of the Board of Directors, pursuant to which (i) Mr. Lu will acquire from the Company 30% of the total outstanding membership interests of Avalon RT 9, a wholly owned subsidiary of the Company, for a cash purchase price of $3,000,000 (the “Acquisition”), and (ii) for a period of twelve months following the closing of the Acquisition, Mr. Lu shall have the option to purchase from the Company up to an additional 70% of the outstanding membership interests of Avalon RT 9 for a purchase price of up to $7,000,000 (the “Option”), subject to the terms and conditions of a membership interest purchase agreement to be negotiated and entered into between the Purchaser and the Company at such time that the Purchaser desires to exercise the Option. The Company received $3,108,106 and $485,714 from Wenzhao Lu as of December 31, 2024 and 2023, respectively, which was recorded as advance from pending sale of noncontrolling interest – related party on the accompanying consolidated balance sheets. The Acquisition is expected to be closed in the fourth quarter of 2025.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES

The Company is governed by the Income Tax Law of the PRC and the U.S. Internal Revenue Code of 1986, as amended. Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company has a cumulative deficit from its foreign subsidiary of $3,399,273 as of December 31, 2024, which is included in the consolidated accumulated deficit.

The Company’s loss before income taxes includes the following components:

	Years Ended December 31,
	2024	2023
United States loss before income taxes	$7,639,148	$15,928,780
China loss before income taxes	264,246	778,230
Total loss before income taxes	$7,903,394	$16,707,010

Components of income taxes expense (benefit) consisted of the following:

	Years Ended December 31,
	2024	2023
Current:
U.S. federal	$-	$-
U.S. state and local	-	-
China	-	-
Total current income taxes expense	$-	$-
Deferred:
U.S. federal	$(4,874)	$(3,256,007)
U.S. state and local	(1,650)	(1,102,392)
China	93,437	(183,443)
Total deferred income taxes (benefit)	$86,913	$(4,541,842)
Change in valuation allowance	(86,913)	4,541,842
Total income taxes expense	$-	$-

The table below summarizes the differences between the U.S. statutory rate and the Company’s effective tax rate for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
U.S. federal rate	21.0%	21.0%
U.S. state rate	6.4%	6.7%
Permanent difference	(1.3)%	(0.1)%
Non-US rate differential	0.1%	0.2%
True ups	(27.3)%	(0.6)%
U.S. valuation allowance	1.1%	(27.2)%
Total provision for income taxes	0.0%	0.0%

For the years ended December 31, 2024 and 2023, the Company did not incur any income taxes expense since it did not generate any taxable income in those periods. The Company’s foreign entity did not pay any income taxes during the years ended December 31, 2024 and 2023.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES (continued)

The Company’s components of deferred taxes as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets
Stock-based compensation	$1,598,257	$3,501,507
Disallowed business interest deduction	-	9,476
Research and development expense	106,783	130,823
Accrued directors’ compensation	104,977	165,490
Accrued settlement	140,904	126,496
Partnership Investment	2,167,965	2,422,744
Lease liability	1,687	20,935
Capital loss limitation	149,394	149,394
Net operating loss carryforward	17,648,077	15,493,570
Total deferred tax assets, gross	21,918,044	22,020,435
Valuation allowance	(21,784,638)	(21,871,551)
Total deferred tax assets, net	$133,406	$148,884
Deferred tax liabilities
Fixed assets and intangible assets book/tax basis difference	$(133,406)	$(129,636)
Right-of-use assets	-	(19,248)
Total deferred tax liabilities	$(133,406)	$(148,884)
Net deferred tax assets	$-	$-

As of December 31, 2024 and 2023, the Company’s both federal and state net operating loss carryforwards amounted to $60,926,204 and $52,929,248, respectively. As of December 31, 2024, the Company has $58,438,649 of U.S. federal net operating loss carryovers that have no expiration date, and $2,487,555 of the federal net operating loss and state net operating loss carry-forwards begin to expire in 2034.

As of December 31, 2024, the Company had net operating loss carryforwards in China of $2,086,886 that begin to expire in 2024.

Additionally, as of December 31, 2024, $61,847 of the future utilization of the net operating loss carryforward to offset future taxable income is subject to special tax rules which may limit their usage under IRS Section 382 (Change of Ownership) and possibly the Separate Return Limitation Year (“SRLY”) rules.

A full valuation allowance has been provided against the Company’s deferred tax assets at December 31, 2024 as the Company believes it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

The Company has been notified and assessed an IRS Section 6038 penalty of $10,000 for failure to file a foreign entity tax disclosure. The Company has appealed the penalty and awaits the Internal Revenue Service’s review of the appeal. There is no assurance such appeal will be successful.

The Company has not been audited by any jurisdiction since its inception. The Company is open for audit by the U.S. Internal Revenue Service and U.S. state tax jurisdictions from 2021 to 2024, and open for audit by the Chinese Ministry of Finance from 2020 to 2024.

There were no material uncertain tax positions as of December 31, 2024 and 2023. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense, if any. The Company does not have any significant uncertain tax positions or events leading to uncertainty in a tax position.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EQUITY

The Company is authorized to issue an aggregate of 100,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock.

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

Conversion. Each share of Series A Preferred Stock shall be convertible, at any time and from time to time from and after the later of (i) the date of the stockholder approval as described above, in accordance with the Nasdaq Stock Market Listing Rules, and (ii) the nine (9) month anniversary of the Closing (the “Initial Conversion Date”), at the option of the Series A Holder, into that number of shares of common stock (subject to the limitations set forth in Series A Certificate of Designations, determined by dividing the Stated Value of such share of Series A Preferred Stock by the Conversion Price (as defined below)). The Series A Holders may effect conversions by providing the Company with the form of conversion notice attached as Annex A to the Series A Certificate of Designation. The Series A Holders may convert such shares into shares of the Company’s common stock at a conversion price per share equal to the greater of (i) one hundred fifty dollars ($150.0) and (ii) ninety percent (90%) of the closing price of the Company’s common stock on Nasdaq on the day prior to receipt of a conversion notice (collectively, the “Conversion Price”), subject to adjustment for stock splits and similar matters. In addition, following the Initial Conversion Date, each Series A Holder agrees that it shall not be entitled to in any calendar month, sell a number of Series A Conversion Shares into the open market in an amount exceeding more than ten percent (10%) of the number of Series A Conversion Shares issuable upon conversion of the Series A Preferred Stock then held by such Series A Holder.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EQUITY (continued)

Series A Convertible Preferred Stock (continued)

Conversion Price Adjustment: (continued)

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

As of December 31, 2024 and 2023, 9,000 shares of Series A Preferred Stock were issued and outstanding. On January 9, 2025, the 9,000 shares of Series A Preferred Stock were exchanged for 5,000 shares of Series D Preferred Stock of the Company (see Note 22 – Subsequent Events - Series D Convertible Preferred Stock).

Series B Convertible Preferred Stock

The Company designated up to 15,000 shares of its previously undesignated preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a par value of $0.0001 per share and a stated value equal to $1,000.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EQUITY (continued)

Series B Convertible Preferred Stock (continued)

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

Conversion. Each share of Series B Preferred Stock shall be convertible, at any time and from time to time from and after the later of (i) the date of the stockholder approval and (ii) the one year anniversary of the Closing Date (the “Lock Up Period”), at the option of the Series B Holder thereof, into that number of shares of common stock (subject to the limitations set forth in Series B Certificate of Designation determined by dividing the Series B Stated Value of such share of Series B Preferred Stock by the conversion price of the Series B Preferred Stock). Series B Holders may effect conversions by providing the Company with the form of conversion notice attached as Annex A to the Series B Certificate of Designation. The Series B Preferred Stock will be convertible into shares of the Company’s common stock at a conversion price per share equal to $56.70, subject to the adjustments set forth in the Series B Certificate of Designation. Notwithstanding the foregoing or the transactions contemplated by the Amended MIPA, until the consummation of the Lock Up Period, the Series B Holders shall not, directly or indirectly, sell, transfer or otherwise dispose of any Series B Preferred Stock issued upon conversion of the Series B Conversion Shares or pursuant to the Equity Earnout Payment (the “Restricted Securities”) without Company’s prior written consent; provided, however, the Series B Holders may sell, transfer or otherwise dispose of Restricted Securities to an Affiliate, as defined in the Amended MIPA, of a Series B Holder without Company’s prior written consent; provided, further, that such Series B Holder provide prompt written notice to Company of such transfer, including the name and contact information of the Affiliate transferee, and such Affiliate transferee agrees in writing to be bound by the terms of the transaction documents contemplated by the Amended MIPA to which the Series B Holder is a party (which agreement shall also be provided to Company with such notice). After the expiration of the Lock Up Period, the Series B Holder agrees that it and any of its Affiliate transferees shall not be entitled to in any calendar month, sell a number of shares of Company common stock into the open market in an amount exceeding more than ten percent (10%) of the total number of shares of Company common stock issuable upon conversion of the Company common stock then held by the Seller and its Affiliates.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EQUITY (continued)

Series B Convertible Preferred Stock (continued)

Conversion Price Adjustment: (continued)

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

As of December 31, 2024 and 2023, 11,000 shares of Series B Preferred Stock were issued and outstanding. On February 26, 2025, all shares of the Company’s Series B Convertible Preferred Stock were permanently surrendered and relinquished to the Company for no additional consideration (see Note 22 – Subsequent Events - Redemption Agreement).

Series C Convertible Preferred Stock

On December 13, 2024, the Company filed a certificate of designations of preferences, rights, and limitations of Series C Convertible Preferred Stock (the “Series C Certificate of Designations”) with the Department of State, Division of Corporations, of the State of Delaware, which provides for the designation of 10,000 shares of Series C Preferred Stock of the Company, par value $0.0001 per share. Each share of Series C Preferred Stock has a stated value of $1,000.

The Series C Preferred Stock shall rank (i) senior to the Company’s common stock (the “Common Stock”) and any other class or series of capital stock of the Company created hereafter, the terms of which specifically provide that such class or series shall rank junior to the Series C Preferred Stock, (ii) pari passu with any class or series of capital stock of the Company created hereafter specifically ranking, by its terms, on par with the Series C Preferred Stock, (iii) pari passu with Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”) with respect to its rights, preferences and restrictions, and (iv) subordinate to the Series A Convertible Preferred Stock of the Company (the “Series A Preferred Stock”).

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EQUITY (continued)

Series C Convertible Preferred Stock (continued)

Holders of the Series C Preferred Stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series C Preferred Stock equal (on an as-if-converted-to-Common-Stock basis, disregarding for such purpose any conversion limitations hereunder) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock.

Holders of the Series C Preferred Stock have no voting power except as otherwise required by the Delaware General Corporation Law.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of the Series C Preferred Stock shall be entitled to receive out of the assets available for distribution to stockholders, (i) after and subject to the payment in full of all amounts required to be distributed to the holders of another class or series of stock of the Company ranking on liquidation prior and in preference to the Series C Preferred Stock, including the Series A Preferred Stock, (ii) ratably with any class or series of stock ranking on liquidation on parity with the Series C Preferred Stock and (iii) in preference and priority to the holders of the shares of Common Stock, an amount equal to 100% of the Stated Value of the Series C Preferred Stock, in proportion to the full and preferential amount that all shares of the Series C Preferred Stock are entitled to receive.

Each share of Series C Preferred Stock shall be convertible into Common Stock (the “Conversion Shares”) at a conversion per share equal to $2.41, at the option of the holder, at any time after the later of (i) the date of the shareholder approval of the issuance of the Conversion Shares pursuant to the rules of the Nasdaq Stock Market and (ii) the one year anniversary of the date of the first issuance of any shares of the Series C Preferred Stock. In addition, the holder shall not have the right to convert any portion of the Series C Preferred Stock if, after giving effect to the conversion, such holder (together with its affiliates) would beneficially own in excess of 19.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of the respective Conversion Shares.

As of December 31, 2024, 3,500 shares of Series C Preferred Stock were issued and outstanding.

Series B Convertible Preferred Stock Issued for Equity Method Investment

On February 9, 2023, the Company issued 11,000 shares of its Series B Convertible Preferred Stock as a part of consideration for the purchase of 40% of equity interest of Lab Services MSO. The Series B Preferred Stock is convertible into shares of the Company’s common stock at a conversion price per share equal to $56.70, which approximated the market price at the date of closing, or an aggregate of 194,004 shares of the Company’s common stock and are subject to a lock-up period and restrictions on sale.

Series C Convertible Preferred Stock Sold for Cash

During the year ended December 31, 2024, the Company sold an aggregate of 3,500 shares of Series C Convertible Preferred stock and received proceeds of $3,500,000. Each share of Series C Convertible Preferred Stock is convertible into common stock of the Company (the “Conversion Shares”) at a conversion per share equal to $2.41, which approximated the market price at the date of transaction, at the option of the holder, at any time after the later of (i) the date of the shareholder approval of the issuance of the Conversion Shares pursuant to the rules of the Nasdaq Stock Market (the “Shareholder Approval”) and (ii) the one year anniversary of the date of the first issuance of any shares of the Series C Convertible Preferred Stock.

The Company evaluated the features of the Series C Convertible Preferred Stock under ASC 480, and classified them as permanent equity because the Series C Convertible Preferred Stock is not mandatorily or contingently redeemable at the stockholder’s option and the liquidation preference that exists does not fall within the guidance of SEC Accounting Series Release No. 268 – Presentation in Financial Statements of “Redeemable Preferred Stocks” (“ASR 268”).

Common Shares Issued as Convertible Note Payable Commitment Fee

During the year ended December 31, 2023, the Company issued a total of 11,333 shares of its common stock as commitment fee for the purchases of May 2023 Convertible Note, July 2023 Convertible Note, and October 2023 Convertible Note. These shares were valued at $236,400, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded it as debt discount.

During the year ended December 31, 2024, the Company issued a total of 33,800 shares of its common stock as commitment fee for the purchase of March 2024 Convertible Note and June 2024 Convertible Note. These shares were valued at $320,546, the fair market value on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded it as debt discount.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EQUITY (continued)

Common Shares Sold for Cash

In June 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) under which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $3.5 million. During the year ended December 31, 2023, Roth sold an aggregate of 30,442 shares of common stock at an average price of $20.85 per share to investors and the Company recorded net proceeds of $414,396, net of commission and other offering costs of $220,995. During the year ended December 31, 2024, Roth sold an aggregate of 281,843 shares of common stock at an average price of $10.14 per share to investors and the Company recorded net proceeds of $2,544,311, net of commission and other offering costs of $313,541.

Common Shares Issued for Services

During the year ended December 31, 2023, the Company issued a total of 24,089 shares of its common stock for services rendered. These shares were valued at $999,655, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $834,784 for the year ended December 31, 2023 and reduced accrued liabilities of $164,871.

During the year ended December 31, 2024, the Company issued a total of 145,153 shares of its common stock for services rendered. These shares were valued at $530,350, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $470,350 for the year ended December 31, 2024 and reduced accrued liabilities of $60,000.

Common Shares Issued for Warrant Exercise

On November 18, 2024, the Company issued 42,381 shares of its common stock upon cashless exercise of warrants to purchase 6,278 shares of common stock.

Common Shares Issued for Adjustment for 1:15 Reverse Split

The Company issued 206,033 shares of its common stock, resulting from the rounding up of the fractional shares at the one-for-fifteen reverse stock split effected on October 28, 2024.

Pre-Funded Warrants Issued for Debt Modification

On December 15, 2024, the Company issued to Mast Hill a common stock purchase warrant for the purchase of up to 150,000 shares of the Company’s common stock. The Pre-Funded Warrants are immediately exercisable at issuance and until the Pre-Funded Warrants are exercised in full and have an exercise price of $0.01 per share. The Pre-Funded Warrants were classified as a component of permanent equity as they are freestanding financial instrument that is immediately exercisable, does not embody an obligation for the Company to repurchase its own shares and permit the holder to receive a fixed number of shares of common stock upon exercise.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at December 31, 2024:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2024	Weighted Average Exercise Price
$2.93 – 31.20	20,198	3.54	$14.76	14,591	$16.38
48.75 – 123.00	20,517	2.04	78.91	20,517	78.91
154.50 – 289.50	11,764	3.44	218.21	11,764	218.21
$2.93 – 289.50	52,479	2.93	$85.45	46,872	$94.41

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EQUITY (continued)

Options (continued)

Stock option activity for the years ended December 31, 2024 and 2023 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2023	53,357	$195.45
Granted	12,452	35.25
Expired	(8,929)	(267.90)
Outstanding at December 31, 2023	56,880	149.03
Granted	10,265	4.13
Expired	(14,666)	(275.14)
Outstanding at December 31, 2024	52,479	$85.45
Options exercisable at December 31, 2024	46,872	$94.41
Options expected to vest	5,607	$10.56

The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2024 was approximately $1,900 an $900, respectively.

The fair values of options granted during the year ended December 31, 2024 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 83.10% - 96.36%, risk-free rate of 3.47% - 4.79%, annual dividend yield of 0%, and expected life of 3.00 - 5.00 years. The aggregate fair value of the options granted during the year ended December 31, 2024 was $28,694.

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

For the years ended December 31, 2024 and 2023, stock-based compensation expense associated with stock options granted amounted to $51,159 and $284,977, of which, $19,878 and $172,943 was recorded as compensation and related benefits, $31,281 and $106,565 was recorded as professional fees, and $0 and $5,469 was recorded as research and development expenses, respectively.

A summary of the status of the Company’s nonvested stock options granted as of December 31, 2024 and changes during the years ended December 31, 2024 and 2023 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2023	1,334	$64.35
Granted	12,452	35.25
Vested	(8,475)	(47.14)
Nonvested at December 31, 2023	5,311	23.55
Granted	10,265	4.13
Vested	(9,969)	(10.90)
Nonvested at December 31, 2024	5,607	$10.56

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EQUITY (continued)

Warrants (Except Pre-Funded Warrants)

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at December 31, 2024:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31 , 2024	Weighted Average Exercise Price
$7.50 – 37.50	165,510	4.40	$10.50	85,510	$13.31
67.50	9,222	3.40	67.50	9,222	67.50
187.50	8,264	2.30	187.50	8,264	187.50
$7.50 – 187.50	182,996	4.25	$21.37	102,996	$32.13

Stock warrant activity for the years ended December 31, 2024 and 2023 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2023	8,264	$187.50
Issued	34,771	48.90
Outstanding at December 31, 2023	43,035	75.53
Issued	169,527	10.28
Cancelled (*)	(23,288)	(32.85)
Exercised	(6,278)	(50.77)
Outstanding at December 31, 2024	182,996	$21.37
Warrants exercisable at December 31, 2024	102,996	$32.13
Warrants expected to vest	80,000	$7.50

*	Second Warrant, which was issued on May 23, 2023, July 6, 2023, October 9, 2023, and March 7, 2024, was cancelled in June 2024. Second Warrant, which was issued on June 5, 2024, is still outstanding as of December 31, 2024.

The aggregate intrinsic value of both stock warrants outstanding and stock warrants exercisable at December 31, 2024 was $0.

Warrants Issued in May 2023

In connection with the issuance of May 2023 Convertible Note (See Note 10), the Company issued (i) a warrant to purchase 8,333 shares of common stock with an exercise price of $67.50 exercisable until the five-year anniversary of May 23, 2023, and (ii) a warrant to purchase 7,033 shares of common stock with an exercise price of $48.00 exercisable until the five-year anniversary of May 23, 2023, which warrant was never fair valued and was cancelled and extinguished against payment of the May 2023 Convertible Note, to Mast Hill; and issued a warrant to purchase 667 shares of common stock with an exercise price of $67.50 exercisable until the five-year anniversary of May 23, 2023 to a third party as a finder’s fee.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee meet the definition of derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 9,000 warrants with an exercise price of $67.50 exercisable until the five-year anniversary of May 23, 2023 was classified as derivative liability on May 23, 2023. The fair values of the 9,000 warrants with an exercise price of $67.50 exercisable until the five-year anniversary of May 23, 2023 issued on May 23, 2023 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $29.40, volatility of 88.80%, risk-free rate of 3.76%, annual dividend yield of 0% and expected life of 5 years.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EQUITY (continued)

Warrants (Except Pre-Funded Warrants) (continued)

Warrants Issued in May 2023 (continued)

The warrants with an exercise price of $67.50 exercisable until the five-year anniversary of May 23, 2023 issued to Mast Hill to purchase 8,333 shares of the Company’s common stock were treated as a discount on the convertible note payable and were valued at $127,654 and were amortized over the term of the May 2023 Convertible Note.

The warrants with an exercise price of $67.50 exercisable until the five-year anniversary of May 23, 2023 issued to a third party as a finder’s fee to purchase 667 shares of the Company’s common stock were treated as convertible debt issuance costs and were valued at $11,162 and were amortized over the term of the May 2023 Convertible Note.

Warrants Issued in July 2023

In connection with the issuance of July 2023 Convertible Note (See Note 10), the Company issued (i) a warrant to purchase 2,778 shares of common stock with an exercise price of $67.50 exercisable until the five-year anniversary of July 6, 2023, and (ii) a warrant to purchase 2,344 shares of common stock with an exercise price of $48.00 exercisable until the five-year anniversary of July 6, 2023, which warrant was never fair valued and was cancelled and extinguished against payment of the July 2023 Convertible Note, to Firstfire; and issued a warrant to purchase 222 shares of common stock with an exercise price of $67.50 exercisable until the five-year anniversary of July 6, 2023 to a third party as a finder’s fee.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Firstfire and a third party as a finder’s fee meet the definition of derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 3,000 warrants with an exercise price of $67.50 exercisable until the five-year anniversary of July 6, 2023 was classified as derivative liability on July 6, 2023. The fair values of the 3,000 warrants with an exercise price of $67.50 exercisable until the five-year anniversary of July 6, 2023 issued on July 6, 2023 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $21.30, volatility of 88.52%, risk-free rate of 4.37%, annual dividend yield of 0% and expected life of 5 years.

The warrants with an exercise price of $67.50 exercisable until the five-year anniversary of July 6, 2023 issued to Firstfire to purchase 2,778 shares of the Company’s common stock were treated as a discount on the convertible note payable and were valued at $28,691 and were amortized over the term of the July 2023 Convertible Note.

The warrants with an exercise price of $67.50 exercisable until the five-year anniversary of July 6, 2023 issued to a third party as a finder’s fee to purchase 222 shares of the Company’s common stock were treated as convertible debt issuance costs and were valued at $2,435 and were amortized over the term of the July 2023 Convertible Note.

Warrants Issued in October 2023

In connection with the issuance of October 2023 Convertible Note (See Note 10), the Company issued (i) a warrant to purchase 7,000 shares of common stock with an exercise price of $37.50 exercisable until the five-year anniversary of October 9, 2023, (ii) a warrant to purchase 5,834 shares of common stock with an exercise price of $27.00 exercisable until the five-year anniversary of October 9, 2023, which warrant was never fair valued and was cancelled and extinguished against payment of the October 2023 Convertible Note, to Mast Hill and Firstfire; and issued a warrant to purchase 560 shares of common stock with an exercise price of $37.50 exercisable until the five-year anniversary of October 9, 2023 to a third party as a finder’s fee.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and Firstfire and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 7,560 warrants with an exercise price of $37.50 exercisable until the five-year anniversary of October 9, 2023 was classified as a derivative liability on October 9, 2023. The fair values of the 7,560 warrants with an exercise price of $37.50 exercisable until the five-year anniversary of October 9, 2023 issued on October 9, 2023 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $11.55, volatility of 89.70%, risk-free rate of 4.75%, annual dividend yield of 0% and expected life of 5 years.

The warrants with an exercise price of $37.50 exercisable until the five-year anniversary of October 9, 2023 issued to Mast Hill and Firstfire to purchase 7,000 shares of the Company’s common stock were treated as a discount on the convertible note payable and were valued at $39,848 and were amortized over the term of the October 2023 Convertible Note.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EQUITY (continued)

Warrants (Except Pre-Funded Warrants) (continued)

Warrants Issued in October 2023 (continued)

The warrants with an exercise price of $37.50 exercisable until the five-year anniversary of October 9, 2023 issued to a third party as a finder’s fee to purchase 560 shares of the Company’s common stock were treated as convertible debt issuance costs and were valued at $3,380 and were amortized over the term of the October 2023 Convertible Note.

Warrants Issued in March 2024

In connection with the issuance of March 2024 Convertible Note (See Note 10), the Company issued (i) a warrant to purchase 8,750 shares of common stock with an exercise price of $30.00 exercisable until the five-year anniversary of March 7, 2024 (“First Warrant”), (ii) a warrant to purchase 8,077 shares of common stock with an exercise price of $19.50 (“Second Warrant”), which warrant was never fair valued and was cancelled and extinguished against payment of the March 2024 Convertible Note, to Mast Hill; and issued a warrant to purchase 700 shares of common stock with an exercise price of $30.00 exercisable until the five-year anniversary of March 7, 2024 to a third party as a finder’s fee.

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

Warrants Issued in June 2024

In connection with the issuance of June 2024 Convertible Note (See Note 10), the Company issued (i) a warrant to purchase 66,667 shares of common stock with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 (“First Warrant”), (ii) a warrant to purchase 80,000 shares of common stock with an exercise price of $7.50 exercisable until the five-year anniversary of June 5, 2024 (“Second Warrant”), which warrant shall be cancelled and extinguished against payment of the June 2024 Convertible Note, to Mast Hill; and issued a warrant to purchase 5,333 shares of common stock with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 to a third party as a finder’s fee.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – EQUITY (continued)

Warrants (Except Pre-Funded Warrants) (continued)

Warrants Issued in June 2024 (continued)

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

Warrants Exercised in November 2024

On November 18, 2024, 6,278 warrants were cashless exercised.

A summary of the status of the Company’s nonvested stock warrants issued as of December 31, 2024 and changes during the years ended December 31, 2024 and 2023 was presented below:

	Number of Warrants	Weighted Average Exercise Price
Nonvested at January 1, 2023	-	$-
Issued	34,771	48.90
Vested	(19,560)	55.95
Nonvested at December 31, 2023	15,211	39.90
Issued	169,527	10.28
Cancelled	(23,288)	(32.85)
Vested	(81,450)	(12.10)
Nonvested at December 31, 2024	80,000	$7.50

NOTE 16 - STATUTORY RESERVE AND RESTRICTED NET ASSETS

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

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the years ended December 31, 2024 and 2023 as it incurred net loss in the periods. As of both December 31, 2024 and 2023, the restricted amount as determined pursuant to PRC statutory laws totaled $6,578.

Relevant PRC laws and regulations restrict the Company’s PRC subsidiary, Avalon Shanghai, from transferring a portion of its net assets, equivalent to its statutory reserve and its share capital, to the Company’s shareholders in the form of loans, advances or cash dividends. Only PRC entity’s accumulated profit may be distributed as dividend to the Company’s shareholders without the consent of a third party. As of December 31, 2024 and 2023, total restricted net assets amounted to $1,206,578 and $1,106,578, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – NONCONTROLLING INTEREST

As of December 31, 2024, Dr. Yu Zhou, former director and former co-chief executive officer of Genexosome, who owns 40% of the equity interests of Genexosome, which is not under the Company’s control. During the years ended December 31, 2024 and 2023, the Company did not allocate any net loss and foreign currency translation adjustment to the noncontrolling interest holder due to its inability to satisfy these deficits.

NOTE 18 – CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

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

NOTE 19 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
Customer	2024	2023
A	29%	30%
B	17%	18%
C	11%	12%

One customer, which is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at December 31, 2024, accounted for 76.9% of the Company’s total outstanding rent receivable at December 31, 2024.

Two customers, of which one is a related party and the other is a third party, whose outstanding receivables accounted for 10% or more of the Company’s total outstanding rent receivable at December 31, 2023, accounted for 80.6% of the Company’s total outstanding rent receivable at December 31, 2023.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the years ended December 31, 2024 and 2023.

NOTE 20 – SEGMENT INFORMATION

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally. The management reporting structure is composed of two strategic business units, mainly organized by services, led by the Company’s President and Chief Executive Officer, who is its Chief Operating Decision Maker. Using the accounting guidance on segment reporting, the Company determined that its two operating segments are aligned with its two reportable segments corresponding to its strategic business units.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – SEGMENT INFORMATION (continued)

On February 9, 2023, the Company purchased 40% of Lab Services MSO. Commencing from the purchase date, February 9, 2023, the Company was active in the management of Lab Services MSO. During the years ended December 31, 2024 and 2023, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment (which commenced with the purchase date, February 9, 2023) since Lab Services MSO’s operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The Company regularly reviews the operating results and performance of Lab Services MSO, which is the Company’s equity method investee. See Note 22—Subsequent Events—Redemption Agreement.

The accounting policies for the segments are the same as those described in Note 3. Our reportable segments are aligned principally around the differences in services. Real property operating income is calculated by subtracting real property operating expenses from real property rental revenue; loss from equity method investment – Lab Services MSO is calculated by subtracting amortization of intangible assets acquired from acquisition and impairment of goodwill acquired from acquisition and distribution of earnings from equity investment from the Company’s share of Lab Services MSO’s net income. The assets and certain expenses related to corporate activities are not allocated to the segments.

Information with respect to these reportable business segments for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31, 2024
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$1,333,403	$-	$-	$1,333,403
Real property operating expenses	(1,065,574)	-	-	(1,065,574)
Real property operating income	267,829	-	-	267,829
Loss from equity method investment - Lab Services MSO	-	(846,588)	-	(846,588)
Other operating expenses	(354,311)	-	(3,994,662)	(4,348,973)
Other (expense) income:
Interest expense	(777,228)	-	(1,659,745)	(2,436,973)
Other expense	(80)	-	(538,609)	(538,689)
Net loss	$(863,790)	$(846,588)	$(6,193,016)	$(7,903,394)

	Year Ended December 31, 2023
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$1,255,681	$-	$-	$1,255,681
Real property operating expenses	(1,017,493)	-	-	(1,017,493)
Real property operating income	238,188	-	-	238,188
Loss from equity method investment - Lab Services MSO	-	(8,571,647)	-	(8,571,647)
Other operating expenses	(347,356)	-	(7,072,868)	(7,420,224)
Other (expense) income:
Interest expense	(918,885)	-	(432,617)	(1,351,502)
Other income	15	-	398,160	398,175
Net loss	$(1,028,038)	$(8,571,647)	$(7,107,325)	$(16,707,010)

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – SEGMENT INFORMATION (continued)

Identifiable long-lived tangible assets at December 31, 2024 and 2023	December 31, 2024	December 31, 2023
Real property operations	$7,034,335	$7,211,641
Corporate/Other	1,298	17,846
Total	$7,035,633	$7,229,487

Identifiable long-lived tangible assets at December 31, 2024 and 2023	December 31, 2024	December 31, 2023
United States	$7,034,335	$7,227,533
China	1,298	1,954
Total	$7,035,633	$7,229,487

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and its property is not subject to, any material legal proceedings, except as set forth below.

On October 25, 2017, Genexosome entered into and closed a Stock Purchase Agreement with Beijing Genexosome and Yu Zhou, MD, PhD, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000, of which $100,000 is still owed. Further, on October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Dr. Zhou, pursuant to which the Company acquired all assets, including all intellectual property and exosome separation systems, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, Genexosome paid Dr. Zhou $876,087 in cash, transferred 3,333 shares of common stock of the Company to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of Genexosome. Further, the Company had not been able to realize the financial projections provided by Dr. Zhou at the time of the acquisition and has decided to impair the intangible asset associated with this acquisition to zero. Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019. Further, on October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome. The criminal proceedings against Dr. Zhou and Li Chen have been concluded. The Company, Genexosome and the Research Institute entered into a Settlement Agreement dated June 7, 2022 (the “Settlement Date”) whereby the Company agreed to pay the Research Institute $450,000 on each of the sixty-day, one year and two-year anniversaries of the Settlement Date. In addition, the Company agreed to pay the Research Institute 30% of the Company’s initial pre-tax profit of $3,333,333, 20% of the Company’s second pre-tax profit of $3,333,333 and 10% of the Company’s third pre-tax profit of $3,333,333. The parties provided a mutual release as well. As of December 31, 2024, the accrued litigation settlement amounted to $373,450.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases Commitment

The Company is a party to leases for office space. These lease agreements expired through February 2025. Rent expense under all operating leases amounted to approximately $127,000 and $129,000 for the years ended December 31, 2024 and 2023, respectively.

Supplemental cash flow information related to leases for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$125,076	$125,929
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$-	$235,893

The following table summarizes the lease term and discount rate for the Company’s operating lease as of December 31, 2024:

Operating Lease
Weighted average remaining lease term (in years)	0.08
Weighted average discount rate	11.0%

The following table summarizes the maturity of lease liabilities under operating lease as of December 31, 2024:

For the Year Ending December 31:	Operating Lease
2025	$10,753
2026 and thereafter	-
Total lease payments	10,753
Amount of lease payments representing interest	(44)
Total present value of operating lease liabilities (current liability)	$10,709

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – COMMITMENTS AND CONTINGENCIES (continued)

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

In addition, the Company is responsible for contributing registered capital of RMB 5,000,000 (approximately $0.7 million) for working capital purposes as required by local regulation, which is not required to be contributed immediately and will be contributed subject to the Company’s discretion. As of the date hereof, Avactis’ activities have been limited to that of a patent holding company and there is no other activity or planned contributions in 2025 or into the foreseeable future.

NOTE 22 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Series D Convertible Preferred Stock

On January 6, 2025, the Company filed a certificate of designations of preferences, rights, and limitations of Series D Convertible Preferred Stock (the “Series D Certificate of Designations”) with the Department of State, Division of Corporations, of the State of Delaware, which provides for the designation of 5,000 shares of Series D Preferred Stock of the Company, par value $0.0001 per share, upon the terms and conditions as set forth in the Series D Certificate of Designations. Each share of Series D Preferred Stock has a stated value of $1,000 (the “Stated Value”).

The Series D Preferred Stock shall rank (i) senior to the Company’s common stock (the “Common Stock”) and any other class or series of capital stock of the Company created hereafter, the terms of which specifically provide that such class or series shall rank junior to the Series D Preferred Stock, (ii) pari passu with any class or series of capital stock of the Company created hereafter specifically ranking, by its terms, on par with the Series D Preferred Stock, (iii) pari passu with the Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”) with respect to its rights, preferences and restrictions, and (iv) pari passu with the Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”).

Holders of the Series D Preferred Stock have no voting power except as otherwise required by the Delaware General Corporation Law.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of the Series D Preferred Stock shall be entitled to receive out of the assets available for distribution to stockholders, (i) after and subject to the payment in full of all amounts required to be distributed to the holders of another class or series of stock of the Company ranking on liquidation prior and in preference to the Series D Preferred Stock, including the Series A Preferred Stock, (ii) ratably with any class or series of stock ranking on liquidation on parity with the Series D Preferred Stock and (iii) in preference and priority to the holders of the shares of Common Stock, an amount equal to 100% of the Stated Value of the Series D Preferred Stock, in proportion to the full and preferential amount that all shares of the Series D Preferred Stock are entitled to receive.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – SUBSEQUENT EVENTS (continued)

Series D Convertible Preferred Stock (continued)

Each share of Series D Preferred Stock shall be convertible into Common Stock (the “Conversion Shares”) at a conversion per share equal to $2.41, at the option of the holder, at any time after the Company has obtained shareholder approval for the issuance of the Conversion Shares pursuant to the rules of the Nasdaq Stock Market. In addition, the holder shall not have the right to convert any portion of the Series D Preferred Stock if, after giving effect to the conversion, such holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of the respective Conversion Shares.

On January 9, 2025, the Company entered into an exchange agreement with Wenzhao Lu, the Company’s chairman of the Board of Directors, pursuant to which Mr. Lu exchanged 9,000 shares of Series A Preferred Stock of the Company for 5,000 shares of Series D Preferred Stock of the Company.

Redemption Agreement

During 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement (the “Redemption Agreement”), whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company for cash and the surrender of its Series B Convertible Preferred Stock having a carrying value of $11,000,000. The aggregate cash amount to the Company for the redemption was $1,745,000, to be paid as follows: one payment of $95,000 at the closing of the redemption and, beginning in March 2025, monthly payments of $75,000 until December 2026. In addition, pursuant to the terms of the Redemption Agreement, all shares of the Company’s Series B Convertible Preferred Stock previously issued to SCBC Holdings LLC as partial consideration for the equity interests of Laboratory Services MSO, were permanently surrendered and relinquished to the Company for no additional consideration. Accordingly, beginning in February 2025, the Company no longer offers laboratory services.

Agreement and Plan of Merger

On March 7, 2025, the Company, Nexus MergerSub Limited, a business company incorporated in the British Virgin Islands and a wholly owned subsidiary of the Company (“Merger Sub”), and YOOV Group Holding Limited, a business company incorporated in the British Virgin Islands (“YOOV”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into YOOV, with YOOV surviving the merger and becoming a direct, wholly owned subsidiary of the Company (the “Merger”). The Merger is expected to be completed in the third quarter of 2025, subject to customary closing conditions.

Subject to the terms and conditions of the Merger Agreement, immediately prior to the effective time of the Merger (the “Effective Time”), each then-outstanding share of YOOV preferred shares, par value $0.10 per share, will either automatically be converted into shares of YOOV ordinary shares, par value $0.10 per share (the “YOOV Ordinary Shares”) or canceled and cease to exist in accordance with their terms. At the Effective Time, each then-outstanding YOOV Ordinary Share (other than any shares held in treasury and Dissenting Shares (as defined in the Merger Agreement)) will be automatically converted into a number of shares of the Company’s common stock, par value $0.0001 per share (the “Avalon Common Stock”), equal to the Exchange Ratio. The “Exchange Ratio” will be the ratio (rounded to four decimal places), determined as follows: if the closing price of the Avalon Common Stock on The Nasdaq Stock Market LLC (“Nasdaq”) on the second trading day immediately preceding the Effective Time is (x) less than or equal to $5.00, the Exchange Ratio shall be 60,000,000 divided by YOOV Outstanding Shares (as defined in the Merger Agreement); or (y) greater than $5.00, the Exchange Ratio shall be 54,000,000 divided by YOOV Outstanding Shares.

Pursuant to the terms of the Merger Agreement, (i) each then-outstanding share of Avalon Common Stock will remain issued and outstanding after the Effective Time and (ii) each then-outstanding option to purchase Avalon Common Stock, whether or not vested, will remain issued and outstanding after the Effective Time. The then-outstanding shares of Series C Convertible Preferred Stock of the Company and Series D Convertible Preferred Stock of the Company will remain outstanding in accordance with their terms. Additionally, at the Effective Time, the name of the Company will be changed to “YOOV, Inc.”

In connection with the Merger, the Company will seek approval of its stockholders to, among other things, (i) approve the issuance of the shares of Avalon Common Stock to be issued to YOOV shareholders in connection with the Merger pursuant to the rules of Nasdaq and (ii) amend the Company’s certificate of incorporation to effect a reverse stock split of the Avalon Common Stock to the extent the Company and YOOV mutually agree implementing such reverse stock split is necessary to meet Nasdaq’s listing requirements (collectively, the “Avalon Stockholder Matters”).

Each of the Company and YOOV have made customary representations, warranties and covenants in the Merger Agreement, including, among other things, covenants relating to (i) obtaining the requisite approval of its respective stockholders, (ii) non-solicitation or facilitation of any Takeover Proposal or Superior Proposal (as each is defined in the Merger Agreement), (iii) the conduct of its respective business during the period between the signing of the Merger Agreement and the closing of the Merger, and (iv) the Company filing with the U.S. Securities and Exchange Commission (the “SEC”) and causing to become effective a registration statement on Form S-4 (the “Registration Statement”) to register the shares of Avalon Common Stock to be issued in connection with the Merger.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – SUBSEQUENT EVENTS (continued)

Agreement and Plan of Merger (continued)

Consummation of the Merger is subject to certain closing conditions, including, among other things, (i) approval of the Avalon Stockholder Matters by the requisite the Company stockholders, (ii) adoption and approval of the Merger Agreement, and the transactions contemplated thereby, by the requisite YOOV shareholders, (iii) the effectiveness of the Registration Statement and (iv) the listing of the Avalon Common Stock issuable in connection with the Merger on Nasdaq. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including regarding the accuracy of the representations and warranties of the other party, subject to the applicable materiality standard, and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the Effective Time.

The Merger Agreement contains certain termination rights for both the Company and YOOV, including the right to terminate the Merger Agreement at any time before the Effective Time, whether before or after the Avalon Stockholder Matters have been approved, by mutual written consent of the parties. In addition, the Merger Agreement may be terminated at any time by either party if the Merger is not consummated on or before March 7, 2026 (the “End Date”), provided that the End Date may be extended by either party for up to 60 days in the event that the SEC has not declared effective the Registration Statement by the date which is 60 days prior to the End Date. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay YOOV a termination fee of $1.0 million; however, YOOV is not required to pay the Company a termination fee.

At the Effective Time, the board of directors of the Company (the “Avalon Board”) is expected to consist of seven (7) members, five (5) of whom will be designated by YOOV and two (2) of whom will be designated by the Company, as provided in the Merger Agreement.

Voting and Support Agreements

Concurrently with the execution of the Merger Agreement, (i) the officers, directors and certain shareholders of YOOV (solely in their respective capacities as YOOV shareholders) have entered into voting and support agreements with the Company and YOOV, pursuant to which such YOOV shareholders agree, among other things to, (a) not transfer their capital stock of YOOV, subject to certain limited exceptions and (b) vote all of their shares of capital stock of YOOV in favor of the adoption and approval of the Merger Agreement and the transactions contemplated thereby and against, among other things, any Takeover Proposals (the “YOOV Voting Agreement”) and (ii) the officers, directors and certain stockholders of the Company (solely in their respective capacities as Avalon Stockholders) have entered into voting and support agreements with the Company and YOOV, pursuant to which such the Company stockholders agree, among other things to, (a) not transfer their capital stock of the Company, subject to certain limited exceptions and (b) vote all of their shares of capital stock of the Company in favor of, among other things, the Avalon Stockholder Matters and against, among other things, any Takeover Proposals (the “Avalon Voting Agreement”).

Lock-Up Agreements

Concurrently with the execution of the Merger Agreement, certain directors, officers and stockholders of each of the Company and YOOV have entered into lock-up agreements (the “Lock-Up Agreement”), pursuant to which, subject to specified exceptions, they have agreed not to transfer their shares of Avalon Common Stock, during the 180-day period following the Effective Time.

Certificates of Elimination

The Company previously designated (i) 15,000 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which no shares remain outstanding as a result of the exchange agreement entered with Wenzhao Lu on January 9, 2025 and (ii) 15,000 shares of Series B Preferred Stock, of which no shares remain outstanding as a result of the surrender of the Series B Preferred Stock in connection with the redemption and abandonment agreement with the Company, Avalon Laboratory Services, Inc., Laboratory Services MSO, LLC and the other parties signatory thereto on February 26, 2025.

On March 7, 2025, the Company filed a Certificate of Elimination relating to each of the Series A Preferred Stock and the Series B Preferred Stock (the “Eliminations of Designation”) with the Secretary of State of the State of Delaware, thereby terminating the designations of the Series A Preferred Stock and the Series B Preferred Stock. The Eliminations of Designation were effective upon filing and eliminated from the Company’s Amended and Restated Certificate of Incorporation (as amended and/or restated from time to time, the “Avalon Charter”) all matters set forth in the previously-filed Certificates of Designations with respect to the previously designated Series A Preferred Stock and Series B Preferred Stock.

Bylaws Amendment

On March 7, 2025, the Avalon Board approved and adopted an amendment (the “Amendment”) to the Company’s Amended and Restated Bylaws (the “Avalon Bylaws”). The Amendment reduces the quorum at any meeting of stockholders, except as otherwise required by law or by the Avalon Charter or the Avalon Bylaws, to one-third of the voting power of the shares of capital stock outstanding and entitled to vote at the meeting, present in person, present by remote communication, if applicable, or represented by proxy.

Common Shares Issued for Warrant Exercise

In March 2025, the Company issued 186,877 shares of its common stock upon cashless exercise of warrants to purchase 11,833 shares of common stock.

Common Shares Issued for Services

In March 2025, the Company issued a total of 22,278 shares of its common stock for services rendered and to be rendered. These shares were valued at $113,847, the fair market values on the grant dates using the reported closing share prices on the dates of grant.