Form 10-Q
period 2025-03-31
Avalon GloboCare Corp.
filed 2025-05-13
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, 1,893,971 shares of common stock, $0.0001 par value per share, were outstanding.

AVALON GLOBOCARE CORP.

FORM 10-Q

For the Quarterly Period Ended March 31, 2025

i

PART I - FINANCIAL INFORMATION

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements.

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,369,586	$2,856,309
Rent receivable	81,854	80,829
Receivable from sale of equity method investment, current portion	975,000	-
Prepaid expense and other current assets	367,818	299,360

Total Current Assets	2,794,258	3,236,498

NON-CURRENT ASSETS:
Operating lease right-of-use assets, net	113,253	4,709
Receivable from sale of equity method investment, noncurrent portion	675,000	-
Property and equipment, net	10,660	12,912
Investment in real estate, net	6,980,551	7,022,721
Equity method investments, net	-	10,636,544
Other non-current assets	36,067	71,794

Total Non-current Assets	7,815,531	17,748,680

Total Assets	$10,609,789	$20,985,178

LIABILITIES AND (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$984,869	$611,462
Accrued research and development fees	153,772	153,772
Accrued payroll liability and compensation	550,931	501,258
Accrued litigation settlement	373,450	373,450
Accrued liabilities and other payables	524,872	434,117
Accrued liabilities and other payables - related parties	100,000	732,916
Operating lease obligation, current portion	67,547	10,709
Advance from pending sale of noncontrolling interest - related party	3,328,078	3,108,106
Derivative liability	223,052	127,545
Note payable, net	5,745,254	5,715,447
Convertible note payable, net	2,397,528	2,113,773

Total Current Liabilities	14,449,353	13,882,555

NON-CURRENT LIABILITIES:
Operating lease obligation, noncurrent portion	51,706	-

Total Non-current Liabilities	51,706	-

Total Liabilities	14,501,059	13,882,555

Commitments and Contingencies (Note 15)

(DEFICIT) EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
Series A convertible preferred stock, 0 and 9,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	9,000,000
Series B convertible preferred stock, 0 and 11,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	11,000,000
Series C convertible preferred stock, 3,500 shares issued and outstanding at March 31, 2025 and December 31, 2024; Liquidation preference $3.5 million at March 31, 2025	3,500,000	3,500,000
Series D convertible preferred stock, 5,000 and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively; Liquidation preference $5 million at March 31, 2025	8,837,527	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
1,655,134 shares issued and 1,651,667 shares outstanding at March 31, 2025; 1,445,979 shares issued and 1,442,512 shares outstanding at December 31, 2024	166	145
Additional paid-in capital	74,673,916	72,023,525
Less: common stock held in treasury, at cost;
3,467 shares at March 31, 2025 and December 31, 2024	(522,500)	(522,500)
Accumulated deficit	(90,155,236)	(87,673,125)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss	(231,721)	(232,000)
Total Avalon GloboCare Corp. stockholders’ (deficit) equity	(3,891,270)	7,102,623
Noncontrolling interest	-	-

Total (Deficit) Equity	(3,891,270)	7,102,623

Total Liabilities and (Deficit) Equity	$10,609,789	$20,985,178

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

REAL PROPERTY RENTAL REVENUE	$349,800	$314,588

REAL PROPERTY OPERATING EXPENSES	280,390	263,126

REAL PROPERTY OPERATING INCOME	69,410	51,462

INCOME FROM EQUITY METHOD INVESTMENT - LAB SERVICES MSO	392,677	107,469

OTHER OPERATING EXPENSES:
Advertising and marketing expenses	71,150	45,000
Professional fees	1,691,579	442,335
Compensation and related benefits	340,420	353,571
Other general and administrative expenses	165,713	161,087

Total Other Operating Expenses	2,268,862	1,001,993

LOSS FROM OPERATIONS	(1,806,775)	(843,062)

OTHER (EXPENSE) INCOME
Interest expense - amortization of debt discount and debt issuance costs	(313,562)	(272,196)
Interest expense - other	(246,456)	(236,215)
Interest expense - related party	-	(10,596)
Change in fair value of derivative liability	(114,360)	31,212
Other expense	(958)	(36,656)

Total Other Expense, net	(675,336)	(524,451)

LOSS BEFORE INCOME TAXES	(2,482,111)	(1,367,513)

INCOME TAXES	-	-

NET LOSS	$(2,482,111)	$(1,367,513)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-

NET LOSS AFTER NONCONTROLLING INTEREST	(2,482,111)	(1,367,513)

DEEMED CONTRIBUTION ON EXCHANGE OF EQUITY INSTRUMENTS	162,473	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,319,638)	$(1,367,513)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(1.43)	$(1.86)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,624,629	735,225

COMPREHENSIVE LOSS:
NET LOSS	$(2,482,111)	$(1,367,513)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	279	(2,920)
COMPREHENSIVE LOSS	(2,481,832)	(1,370,433)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(2,481,832)	$(1,370,433)

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY

For the Three Months Ended March 31, 2025

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ (Deficit) Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number		Number		Number		Number		Number		Additional	Number				Other		Total
	of		of		of		of		of		Paid-in	of		Accumulated	Statutory	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	(Deficit)
Balance, January 1, 2025	9,000	$9,000,000	11,000	$11,000,000	3,500	$3,500,000	-	$-	1,445,979	$145	$72,023,525	(3,467)	$(522,500)	$(87,673,125)	$6,578	$(232,000)	$-	$7,102,623

Issuance of common stock upon cashless exercise of stock warrants	-	-	-	-	-	-	-	-	186,877	19	(19)	-	-	-	-	-	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	22,278	2	111,230	-	-	-	-	-	-	111,232

Reclassification of derivative liability to equity	-	-	-	-	-	-	-	-	-	-	18,853	-	-	-	-	-	-	18,853

Series D Convertible Preferred Stock issued in exchange of Series A Convertible Preferred Stock	(9,000)	(9,000,000)	-	-	-	-	5,000	8,837,527	-	-	162,473	-	-	-	-	-	-	-

Series B Convertible Preferred Stock extinguished related to sale of equity method investment	-	-	(11,000)	(11,000,000)	-	-	-	-	-	-	2,348,695	-	-	-	-	-	-	(8,651,305)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	9,159	-	-	-	-	-	-	9,159

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	279	-	279

Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,482,111)	-	-	-	(2,482,111)

Balance, March 31, 2025	-	$-	-	$-	3,500	$3,500,000	5,000	$8,837,527	1,655,134	$166	$74,673,916	(3,467)	$(522,500)	$(90,155,236)	$6,578	$(231,721)	$-	$(3,891,270)

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2024

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number		Number		Number		Additional	Number				Other
	of		of		of		Paid-in	of		Accumulated	Statutory	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity
Balance, January 1, 2024	9,000	$9,000,000	11,000	$11,000,000	736,769	$74	$67,886,082	(3,467)	$(522,500)	$(79,769,731)	$6,578	$(231,727)	$-	$7,368,776

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	7,000	1	41,999	-	-	-	-	-	-	42,000

Stock-based compensation	-	-	-	-	-	-	13,533	-	-	-	-	-	-	13,533

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(2,920)	-	(2,920)

Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	-	-	-	(1,367,513)	-	-	-	(1,367,513)

Balance, March 31, 2024	9,000	$9,000,000	11,000	$11,000,000	743,769	$75	$67,941,614	(3,467)	$(522,500)	$(81,137,244)	$6,578	$(234,647)	$-	$6,053,876

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,482,111)	$(1,367,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44,428	44,481
Change in straight-line rent receivable	29,288	20,548
Amortization of operating lease right-of-use asset	18,956	29,448
Stock-based compensation and service expense	26,371	45,746
income from equity method investment	(392,677)	(107,469)
Distribution of earnings from equity method investment	-	160,788
Amortization of debt issuance costs and debt discount	313,562	272,196
Change in fair market value of derivative liability	114,360	(31,212)
Changes in operating assets and liabilities:
Rent receivable	-	113,024
Security deposit	5,473	-
Deferred leasing costs	8,021	8,350
Prepaid expense and other assets	(24,698)	(3,739)
Accrued liabilities and other payables	556,057	(14,758)
Accrued liabilities and other payables - related parties	-	(62,151)
Operating lease obligation	(18,956)	(23,448)

NET CASH USED IN OPERATING ACTIVITIES	(1,801,926)	(915,709)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity method investment	95,000	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	95,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt and warrants	-	665,000
Payments of convertible debt issuance costs	-	(72,700)
Repayments of convertible debt	-	(866,000)
Advance from pending sale of noncontrolling interest in subsidiary	219,972	1,210,472

NET CASH PROVIDED BY FINANCING ACTIVITIES	219,972	936,772

EFFECT OF EXCHANGE RATE ON CASH	231	(995)

NET (DECREASE) INCREASE IN CASH	(1,486,723)	20,068

CASH - beginning of period	2,856,309	285,400

CASH - end of period	$1,369,586	$305,468

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$164,500	$238,782

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$51,635	$-
Common stock issued for accrued liabilities	$42,385	$-
Receivable related to sale of equity method investment	$1,745,000	$-
Related party payable extinguished upon sale of equity method investment	$632,916	$-
Series B Convertible Preferred Stock extinguished related to sale of equity method investment	$11,000,000	$-
Series D Convertible Preferred Stock issued in exchange of Series A Convertible Preferred Stock	$9,000,000	$-
Warrants issued as convertible note payable finder’s fee	$-	$1,679
Warrants issued with convertible note payable recorded as debt discount	$-	$20,374
Common stock issued as convertible note payable commitment fee	$-	$42,000
Equity method investment payable paid by a related party	$-	$666,667
Settlement of derivative liability	$18,853	$-
Issuance of common stock upon cashless exercise of stock warrants	$19	$-
Initial ROU asset and lease liability	$127,486	$-

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Avalon GloboCare Corp. (the “Company” or “ALBT”) was incorporated under the laws of the State of Delaware on July 28, 2014.

The Company is a commercial-stage company dedicated to developing and delivering precision diagnostic consumer products and the advancement of intellectual property in cellular therapy. The Company is currently marketing the KetoAir™ breathalyzer device and plans to develop additional diagnostic uses of the breathalyzer technology. The KetoAirTM is registered with the U.S. Food and Drug Administration as a Class I medical device.

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

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of March 31, 2025, the occupancy rate of the building is 96.2%.

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

On October 14, 2022, the Company formed a wholly owned subsidiary, Avalon Laboratory Services, Inc. (“Avalon Lab”), a Delaware company. On February 9, 2023, Avalon Lab purchased 40% of the issued and outstanding equity interests of Laboratory Services MSO, LLC, a private limited company formed under the laws of the State of Delaware on September 6, 2019 (“Lab Services MSO”), and its subsidiaries. Lab Services MSO, through its subsidiaries, is engaged in providing laboratory testing services. During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by Avalon Lab.

On May 1, 2024, the Company formed a wholly owned subsidiary, Q&A Distribution LLC (“Q&A Distribution”), a Texas company. Q&A Distribution is engaged in distribution of KetoAir device.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these condensed consolidated financial statements as of March 31, 2025 are as follows:

Name of Subsidiary	Place and Date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by ALBT	Holding company for payroll and other expenses

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by ALBT	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Not considered an operating entity

Genexosome Technologies Inc. (“Genexosome”)	Nevada July 31, 2017	60% held by ALBT	No current activities to report; dormant

Avactis Biosciences Inc. (“Avactis”)	Nevada July 18, 2018	60% held by ALBT	Dormant; in process of being dissolved

Avactis Nanjing Biosciences Ltd. (“Avactis Nanjing”)	PRC May 8, 2020	100% held by Avactis	Dormant; in process of being dissolved

Avalon Laboratory Services, Inc. (“Avalon Lab”)	Delaware October 14, 2022	100% held by ALBT	No current activities to report; dormant

Q&A Distribution LLC (“Q&A Distribution”)	Texas May 1, 2024	100% held by ALBT	Distributes KetoAir device

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of approximately $11,655,000 at March 31, 2025 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $2,482,000 and $1,802,000 for the three months ended March 31, 2025, respectively.

The Company has a limited operating history and its continued growth is dependent upon the continuation of generating rental revenue from its income-producing real estate property in New Jersey, generating revenue for selling of Keto Air, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenue. There are no assurances that the Company will be successful in its efforts to generate significant revenue, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Significant estimates during the three months ended March 31, 2025 and 2024 include the useful life of investment in real estate and intangible assets, the assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the valuation of Series D convertible preferred stock (“Series D Preferred Stock”), and the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements

The Company adopted the guidance of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Derivative liability. Derivative liability is carried at fair value and measured on an ongoing basis. The table below reflects the activity of derivative liability measured at fair value for the three months ended March 31, 2025:

Significant Unobservable Inputs (Level 3)
Balance of derivative liability as of January 1, 2025	$127,545
Reclassification of additional paid-in capital upon conversion	(18,853)
Loss from change in the fair value of derivative liability	114,360
Balance of derivative liability as of March 31, 2025	$223,052

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

Cash and Cash Equivalents

At March 31, 2025 and December 31, 2024, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2025		December 31, 2024
United States	$1,351,923	98.7%	$2,844,522	99.6%
China	17,663	1.3%	11,787	0.4%
Total cash	$1,369,586	100.0%	$2,856,309	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at March 31, 2025 and December 31, 2024.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk and Uncertainties

The Company maintains a portion of its cash on deposits with bank and financial institution within the U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At March 31, 2025, the Company’s cash balances in United States bank accounts had approximately $840,000 in excess of the federally-insured limits.

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

Receivable from Sale of Equity Method Investment

During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement (the “Redemption Agreement”), whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company for cash and the surrender of its Series B convertible preferred stock (“Series B Preferred Stock”) having a carrying value of $11,000,000. The aggregate cash amount to the Company for the redemption was $1,745,000, to be paid as follows: one payment of $95,000 at the closing of the redemption and, beginning in March 2025, monthly payments of $75,000 until December 2026. In addition, pursuant to the terms of the Redemption Agreement, all shares of the Company’s Series B Preferred Stock previously issued to SCBC Holdings LLC as partial consideration for the equity interests of Laboratory Services MSO, were permanently surrendered and relinquished to the Company for no additional consideration. The difference of $2,348,695 between the carrying value of the extinguished Series B Preferred Stock, the aggregate cash amount to the Company for the redemption, net of the payables due to Lab Services MSO of $632,916, totaling $13,377,916, and the carrying value of the equity method investment of $11,029,221 was accounted for as an increase to additional paid-in capital (See Note 10 - Series B Convertible Preferred Stock Extinguished Related to Sale of Equity Method Investment). Accordingly, beginning in February 2025, the Company no longer offers laboratory services. As of March 31, 2025, the receivable from sale of equity method investment amounted to $1,650,000, of which $975,000 was included in current assets and $675,000 was included in non-current assets. Management believes that the receivable is fully collectable. Therefore, no material allowance for doubtful accounts was deemed to be required on the receivable at March 31, 2025.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per Share Data (continued)

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had $162,473 in deemed contribution during the three months ended March 31, 2025, which increases the numerator in the net loss per share calculation. For the three months ended March 31, 2025 and 2024, potentially dilutive common shares consisted of the common shares issuable upon the conversion of convertible preferred stock and convertible notes (using the if-converted method) and exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The calculation of basic and diluted net loss per common share attributable to the Company common shareholders includes 150,000 of the pre-funded warrants that remained outstanding as of March 31, 2025.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	1,451,425	47,287
Warrants to purchase common stock	171,163	60,562
Series A convertible preferred stock (*)	-	60,000
Series B convertible preferred stock (**)	-	194,004
Series C convertible preferred stock (***)	1,452,282	-
Series D convertible preferred stock (****)	2,074,689	-
Convertible notes and related accrued interest (*****)	234,554	90,133
Potentially dilutive securities	5,384,113	451,986

(*)	Assumed the Series A convertible preferred stock (“Series A Preferred Stock”) was converted into shares of common stock of the Company at a conversion price of $150.00 per share.
(**)	Assumed the Series B convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $56.70 per share.
(***)	Assumed the Series C convertible preferred stock (“Series C Preferred Stock”) was converted into shares of common stock of the Company at a conversion price of $2.41 per share.
(****)	Assumed the Series D convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $2.41 per share.
(*****)	Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $11.25 per share for the three months ended March 31, 2025. Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $67.50 and $22.50 and $15.00 per share for the three months ended March 31, 2024.

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

Segment Reporting

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and was mainly organized by services. During the three months ended March 31, 2025 and 2024, the Company is organized into two services-oriented strategic business units: real property rental services and laboratory testing services (which ended on the redemption date, February 26, 2025) — which are led by our strategic business unit managers. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance.

On February 9, 2023, the Company purchased 40% of Lab Services MSO. During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of Avalon Lab’s investment and on February 26, 2025, Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by Avalon Lab. Commencing from the purchase date, February 9, 2023, through the redemption date, February 26, 2025, the Company was active in the management of Lab Services MSO. During the three months ended March 31, 2025 and 2024, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment (which ended on the redemption date, February 26, 2025) since Lab Services MSO’s operating results are regularly reviewed by the Company’s chief operating decision maker to determine the resources to be allocated to the segment and assess its performance. Prior to February 26, 2025, the Company regularly reviewed the operating results and performance of Lab Services MSO, for which the Company accounted for under the equity method.

The Company’s President and Chief Executive Officer is its CODM. The Company reports operational data to its CODM at the segment level, which he uses to evaluate performance and allocate resources based on real property operating income and income from equity method investment – Lab Services MSO.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), to simplify accounting for certain financial instruments. ASU 2020-06 eliminated the then-current models that required separation of beneficial conversion and cash conversion features from convertible instruments and simplified the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. ASU 2020-06 also introduced additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amended the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2020-06 did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Standards (continued)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance was intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 addressed investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 was effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption was permitted. The adoption of ASU 2023-09 did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its condensed consolidated financial condition, results of operations, cash flows or disclosures.

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

At March 31, 2025 and December 31, 2024, prepaid expense and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid professional fees	$90,431	$33,665
Prepaid directors’ and officers’ liability insurance premium	12,834	9,741
Prepaid NASDAQ listing fee	39,750	-
Deferred leasing costs	28,980	31,587
Security deposit	12,256	17,654
Due from broker	33,160	32,885
Finished goods	90,116	92,230
Recoverable value-added tax	10,094	9,245
Others	50,197	72,353
Total	$367,818	$299,360

NOTE 5 – EQUITY METHOD INVESTMENT

On February 9, 2023, the Company entered into and closed an Amended and Restated Membership Interest Purchase Agreement (the “Amended MIPA”), by and among Avalon Lab, SCBC Holdings LLC (the “Seller”), the Zoe Family Trust, Bryan Cox and Sarah Cox as individuals (each an “Owner” and collectively, the “Owners”), and Lab Services MSO.

Pursuant to the terms and conditions set forth in the Amended MIPA, Avalon Lab acquired from the Seller, 40% of the issued and outstanding equity interests of Lab Services MSO (the “Purchased Interests”). The consideration paid by Avalon Lab to Seller for the Purchased Interests consisted of $20,666,667, which was comprised of (i) $9,000,000 in cash, (ii) $11,000,000 pursuant to the issuance of 11,000 shares of the Company’s Series B Preferred Stock, stated value $1,000 (the “Series B Stated Value”), which approximated the fair value, and (iii) a $666,667 cash payment on February 9, 2024. The Series B Preferred Stock was convertible into shares of the Company’s common stock at a conversion price per share equal to $56.70, which approximated the market price at the date of closing, or an aggregate of 194,004 shares of the Company’s common stock, which were subject to a lock-up period and restrictions on sale.

During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of the Company’s investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company (See Note 3 - Receivable from Sale of Equity Method Investment).

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENT (continued)

Lab Services MSO, through its subsidiaries, was engaged in providing laboratory testing services. During the period from February 9, 2023 (date of investment) through February 26, 2025 (date of sale), Avalon Lab and an unrelated company, had an ownership interest in Lab Services MSO of 40% and 60%, respectively.

In accordance with ASC 810, the Company determined that Lab Services MSO did not qualify as a variable interest entity, nor did it have a controlling financial interest over the legal entity. However, the Company determined that it does have significant influence as a result of its board representation. Therefore, the Company treats the equity investment in the condensed consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the purchased-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). At February 9, 2023 (date of investment), the excess of the Company’s share of the fair values of the investee’s identifiable net assets over the cost of the investment was approximately $19,460,000 which was attributable to intangible assets and goodwill. Thereafter, the investment was adjusted for the post purchase change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment.

Intangible assets consisted of the valuation of identifiable intangible assets acquired, representing trade names and customers relationships, which were being amortized on a straight-line method over the estimated useful life of 15 years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. For the period from January 1, 2025 through February 26, 2025 (date of sale) and for the three months ended March 31, 2024, amortization expense of these intangible assets amounted to $111,156 and $166,733, respectively, which was included in income from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss.

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in the business acquisition of Lab Services MSO incurred on February 9, 2023. Goodwill is not amortized but is tested for impairment at least once annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

For the period from January 1, 2025 through February 26, 2025 (date of sale) and for the three months ended March 31, 2024, the Company’s share of Lab Services MSO’s net income was $503,833 and $274,202, respectively, which was included in income from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company classifies distributions received from its investment on Lab Services MSO using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. For the period from January 1, 2025 through February 26, 2025 (date of sale) and for the three months ended March 31, 2024, distribution of earnings from the Company’s investment on Lab Services MSO amounted to $0 and $160,788, respectively.

In the three months ended March 31, 2025, activity recorded for the Company’s equity method investment in Lab Services MSO is summarized in the following table:

Equity investment carrying amount at January 1, 2025	$10,636,544
Lab Services MSO’s net income attributable to the Company	503,833
Intangible assets amortization amount	(111,156)
Sale of equity investment	(11,029,221)
Equity investment carrying amount at March 31, 2025	$-

As of December 31, 2024, the Company’s carrying value of the identified intangible assets and goodwill which are included in the equity investment carrying amount was $8,725,712 and $0, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – EQUITY METHOD INVESTMENT (continued)

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	For the Period from January 1, 2025 through February 26, 2025 (Date of Sale)	For the Three Months Ended March 31, 2024
Net revenue	$4,241,732	$3,376,372
Gross profit	2,155,760	1,003,789
Income from operation	1,513,000	275,026
Net income	1,259,582	685,504

NOTE 6 – CONVERTIBLE NOTE PAYABLE

June 2024 Convertible Note

On June 5, 2024, the Company entered into securities purchase agreements with Mast Hill Fund L.P. (“Mast Hill”) for the issuance of 13.0% senior secured promissory notes in the aggregate principal amount of $2,845,000 (collectively, the “June 2024 Convertible Note”) convertible into shares of the Company’s common stock, as well as the issuance of 26,800 shares of common stock as a commitment fee and warrants for the purchase of 146,667 shares of common stock of the Company. The Company and its subsidiaries have also entered into a security agreement, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the June 2024 Convertible Note. Principal amount and interest under the June 2024 Convertible Note are convertible into shares of common stock of the Company at a conversion price of $11.25 per share unless the Company fails to make an amortization payment when due, in which case the conversion price shall be the lesser of $11.25 or the market price (as defined in the June 2024 Convertible Note).

Mast Hill acquired the June 2024 Convertible Note with principal amount of $2,845,000 and paid the purchase price of $2,702,750 after an original issue discount of $142,250. On June 5, 2024, the Company issued (i) a warrant to purchase 66,667 shares of common stock with an exercise price of $9.75 exercisable until June 5, 2029 (“First Warrant”), (ii) a warrant to purchase 80,000 shares of common stock with an exercise price of $7.50 exercisable until June 5, 2029 (“Second Warrant”), and (iii) 26,800 shares of common stock as a commitment fee for the purchase of the June 2024 Convertible Note, which were earned in full as of June 5, 2024. The Second Warrant is not fair valued and shall be cancelled and extinguished against payment of the June 2024 Convertible Note. On June 5, 2024, the Company delivered such duly executed June 2024 Convertible Note, warrants and common stock to Mast Hill against delivery of the purchase price.

The Company received net cash amount of $881,210 from the June 2024 Convertible Note financing after using the proceeds to pay off all previously issued convertible notes of $1,661,540, and to pay finder’s fee of $120,000 and lender’s costs of $40,000 related to this financing.

The Company is obligated to make amortization payments in cash to Mast Hill toward the repayment of the June 2024 Convertible Note, as provided in the following table:

Payment Date	Payment Amount
December 5, 2024	$284,500 plus accrued interest through December 5, 2024
January 5, 2025	$284,500 plus accrued interest through January 5, 2025
February 5, 2025	$379,336 plus accrued interest through February 5, 2025
March 5, 2025	$474,167 plus accrued interest through March 5, 2025
April 5, 2025	$474,167 plus accrued interest through April 5, 2025
May 5, 2025	$569,000 plus accrued interest through May 5, 2025
June 5, 2025	The entire remaining outstanding balance of the June 2024 Convertible Note

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (continued)

June 2024 Convertible Note (continued)

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 80,000 warrants with an exercise price of $7.50 exercisable until June 5, 2029, which warrant shall be cancelled and extinguished against payment of the June 2024 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 72,000 warrants with an exercise price of $9.75 exercisable until June 5, 2029 was classified as derivative liability on June 5, 2024. The fair values of the 72,000 warrants with an exercise price of $9.75 exercisable until June 5, 2029 issued on June 5, 2024 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $10.39, volatility of 85.72%, risk-free rate of 4.31%, annual dividend yield of 0% and expected life of 5 years.

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

On December 15, 2024, the Company and Mast Hill entered into that certain consent, acknowledgement, and waiver agreement, pursuant to which Mast Hill waived all amortization payments required to be made under the June 2024 Convertible Note, the Company paid a waiver fee of $150,000 to Mast Hill, and the Company issued to Mast Hill a common stock purchase warrant for the purchase of up to 150,000 shares of the Company’s common stock (“Pre-Funded Warrants”). The Pre-Funded Warrants are immediately exercisable at issuance and until the Pre-Funded Warrants are exercised in full and have an exercise price of $0.01 per share. The Pre-Funded Warrants were classified as a component of permanent equity on the accompanying consolidated balance sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holder to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the Pre-Funded Warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to the Company’s common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the Pre-Funded Warrants. Based on the Company’s assess, this arrangement was accounted for as a modification of debt and, as such, $838,794 related to the waiver fee and Pre-Fund Warrants issued to Mast Hill were expensed.

The convertible note payable as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Principal amount	$2,556,777	$2,556,777
Less: unamortized debt issuance costs	(33,584)	(93,425)
Less: unamortized debt discount	(125,665)	(349,579)
Convertible note payable, net	$2,397,528	$2,113,773

For the three months ended March 31, 2025 and 2024, amortization of debt discount and debt issuance costs related to convertible note payable amounted to $283,755 and $242,389, respectively, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the three months ended March 31, 2025 and 2024, interest expense related to convertible note payable amounted to $81,956 and $71,715, respectively, which have been included in interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – DERIVATIVE LIABILITY

As stated in Note 6, June 2024 Convertible Note, the Company determined that the convertible note payable contains an embedded derivative feature in the form of a conversion provision which is adjustable based on future prices of the Company’s common stock. In accordance with ASC 815-10-25, each derivative feature is initially recorded at its fair value using the Black-Scholes option valuation method and then re-value at each reporting date, with changes in the fair value reported in the statements of operations. However, on June 5, 2024 and March 31, 2025, management determined the probability of failing to make an amortization payment and repayment, respectively, when due to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero.

On May 23, 2023, the Company issued 9,000 warrants with an exercise price of $67.50 exercisable until May 23, 2028 to Mast Hill and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 9,000 warrants was classified as a derivative liability on May 23, 2023. In March 2025, 8,333 warrants held by Mast Hill were cashless exercised. On March 31, 2025, the estimated fair value of the rest of 667 warrants was $701. The estimated fair value of the warrants was computed as of March 31, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $4.80, volatility of 108.28%, risk-free rate of 3.89%, annual dividend yield of 0% and expected life of 3.1 years.

On July 6, 2023, the Company issued 222 warrants with an exercise price of $67.50 exercisable until July 6, 2028 to a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 222 warrants was classified as a derivative liability on July 6, 2023. On March 31, 2025, the estimated fair value of the 222 warrants was $237. The estimated fair value of the warrants was computed as of March 31, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $4.80, volatility of 106.65%, risk-free rate of 3.89%, annual dividend yield of 0% and expected life of 3.3 years.

On October 9, 2023, the Company issued 4,060 warrants with an exercise price of $37.50 exercisable until October 9, 2028 to Mast Hill and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 4,060 warrants was classified as a derivative liability on October 9, 2023. On March 26, 2025, 3,500 warrants held by Mast Hill were cashless exercised. On March 31, 2025, the estimated fair value of the rest of 560 warrants was $866. The estimated fair value of the warrants was computed as of March 31, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $4.80, volatility of 103.38%, risk-free rate of 3.89%, annual dividend yield of 0% and expected life of 3.5 years.

On March 7, 2024, the Company issued 9,450 warrants with an exercise price of $30.00 exercisable until March 7, 2029 to Mast Hill and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 9,450 warrants was classified as a derivative liability on March 7, 2024. On March 31, 2025, the estimated fair value of the 9,450 warrants was $17,134. The estimated fair value of the warrants was computed as of March 31, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $4.80, volatility of 99.62%, risk-free rate of 3.89%, annual dividend yield of 0% and expected life of 3.9 years.

On June 5, 2024, the Company issued 152,000 warrants to Mast Hill and a third party as a finder’s fee (see Note 6). Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 80,000 warrants with an exercise price of $7.50 exercisable until June 5, 2029, which warrant shall be cancelled and extinguished against payment of the June 2024 Convertible Note, has been estimated to be zero. Accordingly, the fair value of the 72,000 warrants with an exercise price of $9.75 exercisable until June 5, 2029 was classified as a derivative liability on June 5, 2024. On March 31, 2025, the estimated fair value of the 72,000 warrants with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 as derivative liability was $204,114. The estimated fair value of the warrants was computed as of March 31, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $4.80, volatility of 97.66%, risk-free rate of 3.96%, annual dividend yield of 0% and expected life of 4.2 years.

Increases or decreases in fair value of the derivative liability are included as a component of total other (expenses) income in the accompanying condensed consolidated statements of operations and comprehensive loss. The changes to the derivative liability resulted in an increase of $114,360 in the derivative liability and the corresponding increase in other expense as a loss for the three months ended March 31, 2025. The changes to the derivative liability resulted in a decrease of $31,212 in the derivative liability and the corresponding increase in other income as a gain for the three months ended March 31, 2024.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – NOTE PAYABLE, NET

On September 1, 2022, the Company issued a balloon promissory note in the form of a mortgage on its headquarters to a third party company in the principal amount of $4,800,000, which carries interest of 11.0% per annum. Interest is due in monthly payments of $44,000 beginning November 1, 2022 and payable monthly thereafter until September 1, 2025 when the principal outstanding and all remaining interest is due. The principal of $4,800,000 can be extended for an additional 36 months, provided that the Company has not defaulted. The Company may not prepay the principal of $4,800,000 for a period of 12 months. The principal of $4,800,000 is secured by a first mortgage on the Company’s real property located at 4400 Route 9 South, Freehold, Monmouth County, New Jersey..

In May 2023, the Company borrowed $1,000,000 from the same lender. The principal of $1,000,000 accrues interest at an annual rate of 13.0% and is payable in monthly installments of interest-only in the amount of $10,833, commencing in June 2023 and continuing through October 2025 (at which point any unpaid balance of principal, interest and other charges are due and payable). The loan is secured by a second-lien mortgage on certain real property and improvements located at 4400 Route 9 South, Freehold, Monmouth County, New Jersey.

The note payable as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Principal amount	$5,800,000	$5,800,000
Less: unamortized debt issuance costs	(54,746)	(84,553)
Note payable, net	$5,745,254	$5,715,447

For the three months ended March 31, 2025 and 2024, amortization of debt issuance costs related to note payable amounted to $29,807 and $29,807, respectively, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the three months ended March 31, 2025 and 2024, interest expense related to note payable amounted to $164,500 and $164,500, respectively, which have been included in interest expense - other on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

For both the three months ended March 31, 2025 and 2024, the related party rental revenue amounted to $12,600 and has been included in real property rental revenue on the accompanying condensed consolidated statements of operations and comprehensive loss.

Services Provided by Related Party

From time to time, Wilbert Tauzin, a director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $15,597 and $16,731 for the three months ended March 31, 2025 and 2024, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2025 and December 31, 2024, the accrued and unpaid services charge related to this director’s son amounted to $2,615 and $15,000, respectively, which have been included in accrued professional fees on the accompanying condensed consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Beijing Jieteng (Genexosome) Biotech Co., Ltd. (“Beijing GenExosome”) for a cash payment of $450,000. As of both March 31, 2025 and December 31, 2024, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

From time to time, Lab Services MSO paid shared expense on behalf of the Company. In addition, Lab Services MSO made a payment of $566,667 for equity method investment payable on behalf of the Company in 2024. During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company for cash and the surrender of its Series B Preferred Stock having a carrying value of $11,000,000. The aggregate cash amount to the Company for the redemption was $1,745,000, to be paid as follows: one payment of $95,000 at the closing of the redemption and, beginning in March 2025, monthly payments of $75,000 until December 2026. In addition, pursuant to the terms of the Redemption Agreement, all shares of the Company’s Series B Preferred Stock previously issued to SCBC Holdings LLC as partial consideration for the equity interests of Laboratory Services MSO, were permanently surrendered and relinquished to the Company for no additional consideration. The difference of $2,348,695 between the carrying value of the extinguished Series B Preferred Stock, the aggregate cash amount to the Company for the redemption, net of payables due to Lab Services MSO of $632,916, totaling $13,377,916, and the carrying value of the equity method investment of $11,029,221 was accounted for as an increase to additional paid-in capital (See Note 10 - Series B Convertible Preferred Stock Extinguished Related to Sale of Equity Method Investment). As of March 31, 2025 and December 31, 2024, the balance due to Lab Services MSO amounted to $0 and $632,916, respectively, which has been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

Membership Interest Purchase Agreement

On November 17, 2023, the Company entered into a Membership Interest Purchase Agreement with Mr. Lu, the Company’s chairman of the Board of Directors, pursuant to which (i) Mr. Lu will acquire from the Company 30% of the total outstanding membership interests of Avalon RT 9, a wholly owned subsidiary of the Company, for a cash purchase price of $3,000,000 (the “Acquisition”), and (ii) for a period of twelve months following the closing of the Acquisition, Mr. Lu shall have the option to purchase from the Company up to an additional 70% of the outstanding membership interests of Avalon RT 9 for a purchase price of up to $7,000,000 (the “Option”), subject to the terms and conditions of a membership interest purchase agreement to be negotiated and entered into between Mr. Lu and the Company at such time that Mr. Lu desires to exercise the Option. The Company received $3,328,078 and $3,108,106 from Mr. Lu as of March 31, 2025 and December 31, 2024, respectively, which was recorded as advance from pending sale of noncontrolling interest – related party on the accompanying condensed consolidated balance sheets. The Acquisition is expected to close in the fourth quarter of 2025.

Series D Convertible Preferred Stock Issued in Exchange of Series A Convertible Preferred Stock

On January 9, 2025, the Company entered into an exchange agreement with Wenzhao Lu, the Company’s chairman of the Board of Directors, pursuant to which Mr. Lu exchanged 9,000 shares of Series A Preferred Stock of the Company, having a carrying value of $9,000,000, for 5,000 shares of Series D Preferred Stock of the Company. The Company determined that the exchange of the Series A Preferred Stock for the Series D Preferred Stock resulted in the extinguishment of the Series A Preferred Stock. As a result, the difference between the carrying amount of the Series A Preferred Stock and the fair value of the Series D Preferred Stock of $162,473 was recognized as a deemed contribution in the three months ended March 31, 2025 that increased additional paid-in capital and income available to common shareholders in calculating earnings per share (See Note 10 - Series D Convertible Preferred Stock Issued in Exchange of Series A Convertible Preferred Stock).

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

Dividends. Holders of Series A Preferred Stock (each, a “Series A Holder” and collectively, the “Series A Holders”) are entitled to receive, and the Company shall pay, dividends on shares of Series A Preferred Stock equal (on an as-if-converted-to-common-stock basis, disregarding for such purpose any conversion limitations set forth in the Series A Certificate of Designations) to and in the same form as dividends actually paid on shares of the Company’s common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of Series A Preferred Stock. The Company will not pay any dividends on its common stock unless the Company simultaneously complies with the terms set forth in the Series A Certificate of Designations.

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

Conversion. Each share of Series A Preferred Stock shall be convertible, at any time and from time to time from and after the later of (i) the date of the stockholder approval as described above, in accordance with the Nasdaq Stock Market Listing Rules, and (ii) the nine (9) month anniversary of the Closing (the “Initial Conversion Date”), at the option of the Series A Holder, into that number of shares of common stock (subject to the limitations set forth in Series A Certificate of Designations, determined by dividing the Stated Value of such share of Series A Preferred Stock by the conversion price (as defined below)). The Series A Holders may effect conversions by providing the Company with the form of conversion notice attached as Annex A to the Series A Certificate of Designations. The Series A Holders may convert such shares into shares of the Company’s common stock at a conversion price per share equal to the greater of (i) one hundred fifty dollars ($150.0) and (ii) ninety percent (90%) of the closing price of the Company’s common stock on Nasdaq on the day prior to receipt of a conversion notice, subject to adjustment for stock splits and similar matters. In addition, following the Initial Conversion Date, each Series A Holder agrees that it shall not be entitled to in any calendar month, sell a number of Series A conversion shares into the open market in an amount exceeding more than ten percent (10%) of the number of Series A conversion shares issuable upon conversion of the Series A Preferred Stock then held by such Series A Holder.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – EQUITY (continued)

Series A Convertible Preferred Stock (continued)

Fundamental Transaction. If, at any time while the Series A Preferred Stock is outstanding, (i) the Company, directly or indirectly, in one or more related transactions effects any merger or consolidation of the Company with or into another individual or corporation, partnership, trust, incorporated or unincorporated association, joint venture, limited liability company, joint stock company, government (or an agency or subdivision thereof) or other entity of any kind (a “Person”), (ii) the Company (and all of its subsidiaries, taken as a whole), directly or indirectly, effects any sale, lease, license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets in one or a series of related transactions, (iii) any, direct or indirect, purchase offer, tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of the Company’s common stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of fifty percent (50%) or more of the outstanding common stock, (iv) the Company, directly or indirectly, in one or more related transactions effects any reclassification, reorganization or recapitalization of the common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property, or (v) the Company, directly or indirectly, in one or more related transactions consummates a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with another Person whereby such other Person acquires more than fifty percent (50%) of the outstanding shares of common stock (not including any shares of common stock held by the other Person or other Persons making or party to, or associated or affiliated with the other Persons making or party to, such stock or share purchase agreement or other business combination) (each a “Fundamental Transaction”), then, the Series A Holder shall have the right to receive, for each conversion share that would have been issuable upon such conversion immediately prior to the occurrence of such Fundamental Transaction (without regard to any limitation set forth in the Series A Certificate of Designations on the conversion of the Series A Preferred Stock), the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and/or any additional consideration (the “Alternate Consideration”) receivable as a result of such Fundamental Transaction by a holder of the number of shares of common stock for which the Series A Preferred Stock is convertible immediately prior to such Fundamental Transaction (without regard to the limitations set forth in the Series A Certificate of Designations on the conversion of the Series A Preferred Stock). For purposes of any such conversion, the determination of the conversion price shall be appropriately adjusted to apply to such Alternate Consideration based on the amount of Alternate Consideration issuable in respect of one share of common stock in such Fundamental Transaction, and the Company shall apportion the conversion price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of common stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the Series A Holder shall be given the same choice as to the Alternate Consideration it receives upon such Fundamental Transaction.

Voting Rights. The Series A Holders will have no voting rights, except as otherwise required by the Delaware General Corporation Law. Notwithstanding the foregoing, as long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series A Preferred Stock, voting as a separate class, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock in the Series A Certificate of Designations, (b) increase the number of authorized shares of Series A Preferred Stock, (c) authorize or issue an additional class or series of capital stock that ranks senior to the Series A Preferred Stock with respect to the distribution of assets on liquidation or (d) enter into any agreement with respect to any of the foregoing.

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

As of December 31, 2024, 9,000 shares of Series A Preferred Stock were issued and outstanding. On January 9, 2025, the Company entered into an exchange agreement with Wenzhao Lu, the Company’s chairman of the Board of Directors, pursuant to which Mr. Lu exchanged 9,000 shares of Series A Preferred Stock of the Company for 5,000 shares of Series D Preferred Stock of the Company (See Note 10 - Series D Convertible Preferred Stock Issued in Exchange of Series A Convertible Preferred Stock). As of March 31, 2025, there were no shares of Series A Preferred Stock remain outstanding.

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

Dividends. The holders of Series B Preferred Stock (each, a “Series B Holder” and collectively, the “Series B Holders”) shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-common-stock basis, disregarding for such purpose any conversion limitations set forth in the Series B Certificate of Designations) to and in the same form as dividends actually paid on shares of the Company’s common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of Series B Preferred Stock. The Company will not pay any dividends on its common stock unless the Company simultaneously complies with the terms set forth in the Series B Certificate of Designations.

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

Conversion. Each share of Series B Preferred Stock shall be convertible, at any time and from time to time from and after the later of (i) the date of the stockholder approval and (ii) February 9, 2024 (the “Lock Up Period”), at the option of the Series B Holder thereof, into that number of shares of common stock (subject to the limitations set forth in Series B Certificate of Designations determined by dividing the Series B Stated Value of such share of Series B Preferred Stock by the conversion price of the Series B Preferred Stock). Series B Holders may effectuate conversions by providing the Company with the form of conversion notice attached as Annex A to the Series B Certificate of Designations. The Series B Preferred Stock will be convertible into shares of the Company’s common stock at a conversion price per share equal to $56.70, subject to the adjustments set forth in the Series B Certificate of Designations. Notwithstanding the foregoing or the transactions contemplated by the Amended MIPA, until the consummation of the Lock Up Period, the Series B Holders shall not, directly or indirectly, sell, transfer or otherwise dispose of any Series B Preferred Stock issued upon conversion of the Series B conversion shares or pursuant to the Equity Earnout Payment (the “Restricted Securities”) without Company’s prior written consent; provided, however, the Series B Holders may sell, transfer or otherwise dispose of Restricted Securities to an Affiliate, as defined in the Amended MIPA, of a Series B Holder without Company’s prior written consent; provided, further, that such Series B Holder provide prompt written notice to Company of such transfer, including the name and contact information of the Affiliate transferee, and such Affiliate transferee agrees in writing to be bound by the terms of the transaction documents contemplated by the Amended MIPA to which the Series B Holder is a party (which agreement shall also be provided to Company with such notice). After the expiration of the Lock Up Period, the Series B Holder agrees that it and any of its Affiliate transferees shall not be entitled to in any calendar month, sell a number of shares of Company common stock into the open market in an amount exceeding more than ten percent (10%) of the total number of shares of Company common stock issuable upon conversion of the Company common stock then held by the Seller and its Affiliates.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – EQUITY (continued)

Series B Convertible Preferred Stock (continued)

Fundamental Transaction. If, at any time while the Series B Preferred Stock is outstanding, (i) the Company, directly or indirectly, in one or more related transactions effects any merger or consolidation of the Company with or into another Person, (ii) the Company (and all of its subsidiaries, taken as a whole), directly or indirectly, effects any sale, lease, license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets in one or a series of related transactions, (iii) any, direct or indirect, purchase offer, tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of the Company’s common stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of fifty percent (50%) or more of the outstanding common stock, (iv) the Company, directly or indirectly, in one or more related transactions effects any reclassification, reorganization or recapitalization of the common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property, or (v) the Company, directly or indirectly, in one or more related transactions consummates a Fundamental Transaction, then, at the closing of such Fundamental Transaction, without any action on the part of the Series B Holder, the Series B Holder shall have the right to receive, for each conversion share that would have been issuable upon such conversion immediately prior to the occurrence of such Fundamental Transaction (without regard to any limitation in the Series B Certificate of Designations on the conversion of the Series B Preferred Stock), the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and/or any Alternate Consideration receivable as a result of such Fundamental Transaction by a holder of the number of shares of common stock for which the Series B Preferred Stock is convertible immediately prior to such Fundamental Transaction (without regard to the limitations set forth in the Series B Certificate of Designations on the conversion of the Series B Preferred Stock). For purposes of any such conversion, the determination of the conversion price of the Series B Preferred Stock shall be appropriately adjusted to apply to such Alternate Consideration based on the amount of Alternate Consideration issuable in respect of one share of common stock in such Fundamental Transaction, and the Company shall apportion the conversion price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of common stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the Series B Holder shall be given the same choice as to the Alternate Consideration it receives upon such Fundamental Transaction.

Voting Rights. The Series B Holders will have no voting rights, except as otherwise required by the Delaware General Corporation Law. Notwithstanding the foregoing, in addition, as long as any shares of Series B Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, voting as a separate class, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock in the Series B Certificate of Designations, (b) increase the number of authorized shares of Series B Preferred Stock, (c) except with respect to the Series A Preferred Stock, authorize or issue an additional class or series of capital stock that ranks senior to the Series B Preferred Stock with respect to the distribution of assets on liquidation or (d) enter into any agreement with respect to any of the foregoing.

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

As of December 31, 2024, 11,000 shares of Series B Preferred Stock were issued and outstanding. During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company for cash and the surrender of its Series B Preferred Stock having a carrying value of $11,000,000. Pursuant to the terms of the Redemption Agreement, all shares of the Company’s Series B Preferred Stock previously issued to SCBC Holdings LLC as partial consideration for the equity interests of Laboratory Services MSO, were permanently surrendered and relinquished to the Company for no additional consideration (See Note 10 - Series B Convertible Preferred Stock Extinguished Related to Sale of Equity Method Investment). As of March 31, 2025, there were no shares of Series B Preferred Stock remain outstanding.

Series C Convertible Preferred Stock

On December 13, 2024, the Company filed a certificate of designations of preferences, rights, and limitations of Series C Preferred Stock (the “Series C Certificate of Designations”) with the Department of State, Division of Corporations, of the State of Delaware, which provides for the designation of 10,000 shares of Series C Preferred Stock of the Company, par value $0.0001 per share. Each share of Series C Preferred Stock has a stated value of $1,000.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – EQUITY (continued)

Series C Convertible Preferred Stock (continued)

The Series C Preferred Stock shall rank (i) senior to the Company’s common stock and any other class or series of capital stock of the Company created hereafter, the terms of which specifically provide that such class or series shall rank junior to the Series C Preferred Stock, (ii) pari passu with any class or series of capital stock of the Company created hereafter specifically ranking, by its terms, on par with the Series C Preferred Stock, (iii) pari passu with Series B Preferred Stock of the Company with respect to its rights, preferences and restrictions, and (iv) subordinate to the Series A Preferred Stock of the Company.

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

Each share of Series C Preferred Stock shall be convertible into common stock (the “Series C Conversion Shares”) at a conversion per share equal to $2.41, at the option of the holder, at any time after the later of (i) the date of the shareholder approval of the issuance of the Series C Conversion Shares pursuant to the rules of the Nasdaq Stock Market and (ii) the one year anniversary of the date of the first issuance of any shares of the Series C Preferred Stock. In addition, the holder shall not have the right to convert any portion of the Series C Preferred Stock if, after giving effect to the conversion, such holder (together with its affiliates) would beneficially own in excess of 19.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of the respective Series C Conversion Shares.

As of both March 31, 2025 and December 31, 2024, 3,500 shares of Series C Preferred Stock were issued and outstanding.

Series D Convertible Preferred Stock

On January 6, 2025, the Company filed a certificate of designations of preferences, rights, and limitations of Series D Preferred Stock (the “Series D Certificate of Designations”) with the Department of State, Division of Corporations, of the State of Delaware, which provides for the designation of 5,000 shares of Series D Preferred Stock of the Company, par value $0.0001 per share, upon the terms and conditions as set forth in the Series D Certificate of Designations. Each share of Series D Preferred Stock has a stated value of $1,000.

The Series D Preferred Stock shall rank (i) senior to the Company’s common stock and any other class or series of capital stock of the Company created hereafter, the terms of which specifically provide that such class or series shall rank junior to the Series D Preferred Stock, (ii) pari passu with any class or series of capital stock of the Company created hereafter specifically ranking, by its terms, on par with the Series D Preferred Stock, (iii) pari passu with the Series B Preferred Stock of the Company with respect to its rights, preferences and restrictions, and (iv) pari passu with the Series C Preferred Stock of the Company.

Holders of the Series D Preferred Stock have no voting power except as otherwise required by the Delaware General Corporation Law.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – EQUITY (continued)

Series D Convertible Preferred Stock (continued)

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

Each share of Series D Preferred Stock shall be convertible into common stock (the “Series D Conversion Shares”) at a conversion per share equal to $2.41, at the option of the holder, at any time after the Company has obtained shareholder approval for the issuance of the Series D Conversion Shares pursuant to the rules of the Nasdaq Stock Market. In addition, the holder shall not have the right to convert any portion of the Series D Preferred Stock if, after giving effect to the conversion, such holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of the respective Series D Conversion Shares.

As of March 31, 2025, 5,000 shares of Series D Preferred Stock were issued and outstanding.

Series D Convertible Preferred Stock Issued in Exchange of Series A Convertible Preferred Stock

On January 9, 2025, the Company entered into an exchange agreement with Wenzhao Lu, the Company’s chairman of the Board of Directors, pursuant to which Mr. Lu exchanged 9,000 shares of Series A Preferred Stock of the Company, having a carrying value of $9,000,000, for 5,000 shares of Series D Preferred Stock of the Company. The Company determined that the exchange of the Series A Preferred Stock for the Series D Preferred Stock resulted in the extinguishment of the Series A Preferred Stock. As a result, the difference between the carrying amount of the Series A Preferred Stock and the fair value of the Series D Preferred Stock of $162,473 was recognized as a deemed contribution in the three months ended March 31, 2025 that increased additional paid-in capital and income available to common shareholders in calculating earnings per share.

Each share of Series D Preferred Stock is convertible into common stock of the Company (the “Series D Conversion Shares”) at a conversion per share equal to $2.41, which approximated the market price at the date of transaction, at the option of the holder, at any time after the Company has obtained shareholder approval for the issuance of the Series D Conversion Shares pursuant to the rules of the Nasdaq Stock Market.

The Company evaluated the features of the Series D Preferred Stock under ASC 480, and classified them as permanent equity because the Series D Preferred Stock is not mandatorily or contingently redeemable at the stockholder’s option and the liquidation preference that exists does not fall within the guidance of SEC Accounting Series Release No. 268 – Presentation in Financial Statements of “Redeemable Preferred Stocks” (“ASR 268”).

Series B Convertible Preferred Stock Extinguished Related to Sale of Equity Method Investment

During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company for cash and the surrender of its Series B Preferred Stock having a carrying value of $11,000,000. The aggregate cash amount to the Company for the redemption was $1,745,000, to be paid as follows: one payment of $95,000 at the closing of the redemption and, beginning in March 2025, monthly payments of $75,000 until December 2026. In addition, pursuant to the terms of the Redemption Agreement, all shares of the Company’s Series B Preferred Stock previously issued to SCBC Holdings LLC as partial consideration for the equity interests of Laboratory Services MSO, were permanently surrendered and relinquished to the Company for no additional consideration. The difference of $2,348,695 between the carrying value of the extinguished Series B preferred stock, the aggregate cash amount to the Company for the redemption, net of payables due to Lab Services MSO of $632,916, totaling $13,377,916, and the carrying value of the equity method investment of $11,029,221 was accounted for as an increase to additional paid-in capital.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – EQUITY (continued)

Common Shares Issued for Services

During the three months ended March 31, 2025, the Company issued a total of 22,278 shares of its common stock for services rendered and to be rendered. These shares were valued at $111,232, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $17,212 for the three months ended March 31, 2025 and reduced accrued liabilities of $42,385 and recorded prepaid expense of $51,635 as of March 31, 2025 which will be amortized over the rest of corresponding service periods.

Common Shares Issued for Warrant Exercise

In March 2025, pursuant to the terms of related warrant agreements, the Company issued 186,877 shares of its common stock upon cashless exercise of warrants.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at March 31, 2025:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2025	Weighted Average Exercise Price
$2.93 – 31.20	21,010	3.48	$12.19	17,078	$14.28
48.75 – 123.00	20,517	1.79	78.91	20,517	78.91
154.50 – 264.00	9,898	3.82	214.71	9,898	214.71
$2.93 – 264.00	51,425	2.87	$77.79	47,493	$83.97

Stock option activity for the three months ended March 31, 2025 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2025	52,479	$85.45
Granted	2,665	3.26
Expired / cancelled	(3,719)	(132.47)
Outstanding at March 31, 2025	51,425	$77.79
Options exercisable at March 31, 2025	47,493	$83.97
Options expected to vest	3,932	$3.13

The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2025 was approximately $17,000 an $10,000, respectively.

The fair values of options granted during the three months ended March 31, 2025 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 105.10%, risk-free rate of 4.29%, annual dividend yield of 0%, and expected life of 3.00 years. The aggregate fair value of the options granted during the three months ended March 31, 2025 was $6,115.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – EQUITY (continued)

Options (continued)

For the three months ended March 31, 2025 and 2024, stock-based compensation expense associated with stock options granted amounted to $9,159 and $13,533, of which, $4,858 and $5,103 was recorded as compensation and related benefits, $4,301 and $8,430 was recorded as professional fees, respectively.

A summary of the status of the Company’s nonvested stock options granted as of March 31, 2025 and changes during the three months ended March 31, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2025	5,943	$11.54
Granted	2,665	3.26
Cancelled	(1,853)	(27.40)
Vested	(2,823)	(5.03)
Nonvested at March 31, 2025	3,932	$3.13

Warrants (Except Pre-Funded Warrants)

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at March 31, 2025:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2025	Weighted Average Exercise Price
$7.50 – 37.50	162,010	4.17	$9.92	82,010	$12.27
67.50	889	3.18	67.50	889	67.50
187.50	8,264	2.06	187.50	8,264	187.50
$7.50 – 187.50	171,163	4.06	$18.79	91,163	$28.70

Stock warrant activity for the three months ended March 31, 2025 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2025	182,996	$21.37
Exercised	(11,833)	(58.63)
Outstanding at March 31, 2025	171,163	$18.79
Warrants exercisable at March 31, 2025	91,163	$28.70
Warrants expected to vest	80,000	$7.50

The aggregate intrinsic value of both stock warrants outstanding and stock warrants exercisable at March 31, 2025 was $0.

Warrants Exercised in March 2025

In March 2025, pursuant to the terms of related warrant agreements, the Company issued 186,877 shares of its common stock upon cashless exercise of warrants.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – EQUITY (continued)

Warrants (Except Pre-Funded Warrants) (continued)

A summary of the status of the Company’s nonvested stock warrants issued as of March 31, 2025 and changes during the three months ended March 31, 2025 is presented below:

	Number of Warrants	Weighted Average Exercise Price
Nonvested at January 1, 2025	80,000	$7.50
Vested	-	-
Nonvested at March 31, 2025	80,000	$7.50

Pre-Funded Warrants

As of March 31, 2025, there were 150,000 pre-funded warrants outstanding with an exercise price of $0.01 per share. There was no activity related to these warrants during the three months ended March 31, 2025.

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

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the three months ended March 31, 2025 as it incurred net loss in the period. As of both March 31, 2025 and December 31, 2024, the restricted amount as determined pursuant to PRC statutory laws totaled $6,578.

Relevant PRC laws and regulations restrict the Company’s PRC subsidiary, Avalon Shanghai, from transferring a portion of its net assets, equivalent to its statutory reserve and its share capital, to the Company’s shareholders in the form of loans, advances or cash dividends. Only PRC entity’s accumulated profit may be distributed as dividend to the Company’s shareholders without the consent of a third party. As of both March 31, 2025 and December 31, 2024, total restricted net assets amounted to $1,206,578.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
Customer	2025	2024
A	28%	28%
B	17%	18%
C	11%	12%

One customer, which is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at March 31, 2025, accounted for 79.8% of the Company’s total outstanding rent receivable at March 31, 2025.

One customer, which is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at December 31, 2024, accounted for 76.9% of the Company’s total outstanding rent receivable at December 31, 2024.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three months ended March 31, 2025 and 2024.

NOTE 14 – SEGMENT INFORMATION

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally. During the three months ended March 31, 2025 and 2024, the management reporting structure was composed of two strategic business units, mainly organized by services, led by the Company’s President and Chief Executive Officer, who is its Chief Operating Decision Maker. Using the accounting guidance on segment reporting, the Company determined that its two operating segments were aligned with its two reportable segments corresponding to its strategic business units.

On February 9, 2023, the Company purchased 40% of Lab Services MSO. During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company. During the three months ended March 31, 2025 and 2024, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment (which ended on February 26, 2025) since Lab Services MSO’s operating results were regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The Company regularly reviewed the operating results and performance of Lab Services MSO, which was the Company’s equity method investee.

The accounting policies for the segments are the same as those described in Note 3. Our reportable segments are aligned principally around the differences in services. Real property operating income is calculated by subtracting real property operating expenses from real property rental revenue; income from equity method investment – Lab Services MSO is calculated by subtracting amortization of intangible assets acquired from acquisition and distribution of earnings from equity investment from the Company’s share of Lab Services MSO’s net income. The assets and certain expenses related to corporate activities are not allocated to the segments. Information with respect to these reportable business segments for the three months ended March 31, 2025 and 2024 was as follows:

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – SEGMENT INFORMATION (continued)

	Three Months Ended March 31, 2025
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$349,800	$-	$-	$349,800
Real property operating expenses	(280,390)	-	-	(280,390)
Real property operating income	69,410	-	-	69,410
Income from equity method investment - Lab Services MSO	-	392,677	-	392,677
Other operating expenses	(90,762)	-	(2,178,100)	(2,268,862)
Other (expense) income:
Interest expense	(194,307)	-	(365,711)	(560,018)
Other income (expense)	228	-	(115,546)	(115,318)
Net (loss) income	$(215,431)	$392,677	$(2,659,357)	$(2,482,111)

	Three Months Ended March 31, 2024
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$314,588	$-	$-	$314,588
Real property operating expenses	(263,126)	-	-	(263,126)
Real property operating income	51,462	-	-	51,462
Income from equity method investment - Lab Services MSO	-	107,469	-	107,469
Other operating expenses	(114,287)	-	(887,706)	(1,001,993)
Other (expense) income:
Interest expense	(194,307)	-	(324,700)	(519,007)
Other income (expense)	4	-	(5,448)	(5,444)
Net (loss) income	$(257,128)	$107,469	$(1,217,854)	$(1,367,513)

Identifiable long-lived tangible assets at March 31, 2025 and December 31, 2024	March 31, 2025	December 31, 2024
Real property operations	$6,990,058	$7,034,335
Corporate/Other	1,153	1,298
Total	$6,991,211	$7,035,633

Identifiable long-lived tangible assets at March 31, 2025 and December 31, 2024	March 31, 2025	December 31, 2024
United States	$6,990,058	$7,034,335
China	1,153	1,298
Total	$6,991,211	$7,035,633

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

On October 25, 2017, Genexosome entered into and closed a Stock Purchase Agreement with Beijing Genexosome and Yu Zhou, MD, PhD, the sole shareholder of Beijing Genexosome, pursuant to which Genexosome acquired all of the issued and outstanding securities of Beijing Genexosome in consideration of a cash payment in the amount of $450,000, of which $100,000 is still owed. Further, on October 25, 2017, Genexosome entered into and closed an Asset Purchase Agreement with Dr. Zhou, pursuant to which the Company acquired all assets, including all intellectual property and exosome separation systems, held by Dr. Zhou pertaining to the business of researching, developing and commercializing exosome technologies. In consideration of the assets, Genexosome paid Dr. Zhou $876,087 in cash, transferred 3,333 shares of common stock of the Company to Dr. Zhou and issued Dr. Zhou 400 shares of common stock of Genexosome. Dr. Zhou was terminated as Co-CEO of Genexosome on August 14, 2019. Further, on October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome. The Company, Genexosome and the Research Institute entered into a Settlement Agreement dated June 7, 2022 (the “Settlement Date”) whereby the Company agreed to pay the Research Institute $450,000 on each of the sixty-day, one year and two-year anniversaries of the Settlement Date. In addition, the Company agreed to pay the Research Institute 30% of the Company’s initial pre-tax profit of $3,333,333, 20% of the Company’s second pre-tax profit of $3,333,333 and 10% of the Company’s third pre-tax profit of $3,333,333. The parties provided a mutual release as well. As of both March 31, 2025 and December 31, 2024, the accrued litigation settlement amounted to $373,450.

Operating Leases Commitment

The Company is a party to leases for office space. These lease agreements expire through December 2025. Rent expense under all operating leases amounted to approximately $32,000 for both the three months ended March 31, 2025 and 2024.

Supplemental cash flow information related to leases for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$27,535	$26,533
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$127,486	$-

The following table summarizes the lease term and discount rate for the Company’s operating lease as of March 31, 2025:

Operating Lease
Weighted average remaining lease term (in years)	1.75
Weighted average discount rate	13.0%

AVALON GLOBOCARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases Commitment (continued)

The following table summarizes the maturity of lease liabilities under operating lease as of March 31, 2025:

For the Twelve-month Period Ending March 31:	Operating Lease
2026	$78,000
2027	54,000
2028 and thereafter	-
Total lease payments	132,000
Amount of lease payments representing interest	(12,747)
Total present value of operating lease liabilities	$119,253

Current portion	67,547
Long-term portion	51,706
Total	119,253

Joint Venture – Avactis Biosciences Inc.

On July 18, 2018, the Company formed a wholly owned subsidiary, Avactis Biosciences Inc. (“Avactis”), a Nevada corporation, which focuses on accelerating commercial activities related to cellular therapies as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others. When formed, Avactis was designed to integrate and optimize the Company’s global scientific and clinical resources to further advance the use of cellular therapies to treat certain cancers; however the Company is no longer pursuing any commercial activities with respect to cellular immunotherapy and CAR-T, in particular. Commencing on April 6, 2022, the Company owns 60% of Avactis and Arbele Biotherapeutics Limited (“Arbele Biotherapeutics”) owns 40% of Avactis. Avactis owns 100% of the capital stock of Avactis Nanjing Biosciences Ltd., a company incorporated in the PRC on May 8, 2020 (“Avactis Nanjing”), which only owns a patent and is not considered an operating entity.

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

In addition, the Company is responsible for contributing registered capital of RMB 5,000,000 (approximately $0.7 million) for working capital purposes as required by local regulation, which is not required to be contributed immediately and will be contributed subject to the Company’s discretion. As of the date hereof, Avactis’ activities have been limited to that of a patent holding company and there is no other activity or planned contributions in the rest of 2025 or into the foreseeable future.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Common Shares Issued for Warrant Exercise

In April 2025, the Company issued 242,304 shares of its common stock upon the exercise of warrants on a cashless basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. Accordingly, factors that may affect our results include, but are not limited to:

●	our ability to commercialize our product candidates and the growth of the markets for those product candidates;

●	our ability to develop and commercialize products before competitors that are superior to the alternatives developed by such competitors; and

●	a decline in economic conditions, including the impact of an inflationary environment and tariffs.

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

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2025 and 2024 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a commercial-stage company dedicated to developing and delivering precision diagnostic consumer products and the advancement of intellectual property in cellular therapy. We are currently marketing the KetoAir™ breathalyzer device and plan to develop additional diagnostic uses of the breathalyzer technology. The KetoAirTM is registered with the U.S. Food and Drug Administration as a Class I medical device. In addition, we own and operate commercial real estate at our headquarters in Freehold, NJ.

We had the following areas of focus in the three months ended March 31, 2025 and 2024:

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

Laboratory Acquisitions

We had embarked on a laboratory rollup strategy focused on forming joint ventures and acquiring laboratories that were accretive to our commercial strategy. As a first step, in February 2023, we acquired a 40% membership interest in Lab Services MSO. Among other things, Lab Services MSO provides toxicology and wellness testing services, a broad portfolio of diagnostic tests, and a broad array of test services. During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, we and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by us. Accordingly, beginning in February 2025, we no longer offer laboratory services.

Other Areas

In order to preserve cash and focus on and product commercialization, we have currently suspended all research and development efforts related to cellular therapy in order to redirect our funding efforts to our core business strategies outlined above.

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

As reflected in the accompanying condensed consolidated financial statements, we had working capital deficit of approximately $11,655,000 at March 31, 2025 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $2,482,000 and $1,802,000 for the three months ended March 31, 2025, respectively.

We have a limited operating history and our continued growth is dependent upon the continuation of generating rental revenue from our income-producing real estate property in New Jersey, generating revenue for selling of Keto Air, and obtaining additional financing to fund future obligations and pay liabilities arising from ordinary course business operations. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the release date of this Quarterly Report on Form 10-Q. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in our efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. We plan on raising capital through the sale of equity to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, or at all.

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

Significant estimates during the three months ended March 31, 2025 and 2024 include the useful life of investment in real estate and intangible assets, the assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, and the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024

Real Property Rental Revenue

For the three months ended March 31, 2025, we had real property rental revenue of $349,800, as compared to $314,588 for the three months ended March 31, 2024, an increase of $35,212, or 11.2%. The increase was primarily attributable to the increase in the number of tenants occupying the building in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. We expect that our revenue from real property rent will remain at its current level with minimal increase in the near future.

Real Property Operating Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended March 31, 2025, our real property operating expenses amounted to $280,390, as compared to $263,126 for the three months ended March 31, 2024, an increase of $17,264, or 6.6%. The increase was primarily attributable to an increase in utilities of approximately $23,000, offset by a decrease in other miscellaneous items of approximately $6,000.

Real Property Operating Income

Our real property operating income for the three months ended March 31, 2025 was $69,410, representing an increase of $17,948, or 34.9%, as compared to $51,462 for the three months ended March 31, 2024. The increase was primarily attributable to the increase in real property rental revenue as described above. We expect our real property operating income will remain at its current level with minimal increase in the near future.

Income from Equity Method Investment – Lab Services MSO

For the three months ended March 31, 2025, we had income from our investment in Lab Services MSO of $392,677, which consists of our share of Lab Services MSO’s net income of $503,833 and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $111,156. We sold our ownership of 40% of Lab Services MSO on February 26, 2025.

For the three months ended March 31, 2024, we had income from our investment in Lab Services MSO of $107,469, which consists of our share of Lab Services MSO’s net income of $274,202 and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $166,733.

Other Operating Expenses

For the three months ended March 31, 2025 and 2024, other operating expenses consisted of the following:

	Three Months Ended March 31,
	2025	2024
Advertising and marketing expenses	$71,150	$45,000
Professional fees	1,691,579	442,335
Compensation and related benefits	340,420	353,571
Miscellaneous taxes	40,245	29,341
Directors’ and officers’ liability insurance premium	35,517	69,307
Travel and entertainment	44,661	22,323
Rent and related utilities	15,327	15,592
Other general and administrative	29,963	24,524
	$2,268,862	$1,001,993

●	For the three months ended March 31, 2025, advertising and marketing expenses increased by $26,150, or 58.1%, as compared to the three months ended March 31, 2024. The increase was primarily due to increased advertising activities in the three months ended March 31, 2025. We expect that our advertising and marketing expenses will likely remain at their current level with minimal increase in the near future.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, fairness opinion charge, valuation service fees and other fees. For the three months ended March 31, 2025, professional fees increased by $1,249,244 or 282.4%, as compared to the three months ended March 31, 2024, which was primarily attributable to an increase in consulting fees of approximately $717,000, mainly due to the increase in use of consulting service providers related to our potential merger with YOOV Group Holding Limited, a business company incorporated in the British Virgin Islands (“YOOV”), an increase in legal service fees of approximately $498,000, mainly due to the increased legal services related to our potential merger with YOOV, an increase in fairness opinion charge of approximately $129,000 resulting from the increased fairness opinion services related to our potential merger with YOOV, offset by a decrease in other miscellaneous items of approximately $95,000. We expect that our professional fees will decrease in the near future.

●	For the three months ended March 31, 2025, compensation and related benefits decreased by $13,151, or 3.7%, as compared to the three months ended March 31, 2024. The decrease was primarily attributable to the decreased compensation for our executive officer, David Jin. We expect that our compensation and related benefits will increase in the near future.

●	For the three months ended March 31, 2025, miscellaneous taxes increased by $10,904, or 37.2%, as compared to the three months ended March 31, 2024. The increase was primarily attributable to increased Delaware state franchise tax. We expect that our miscellaneous taxes will remain relatively steady, with minimal increase, in the near future.

●	For the three months ended March 31, 2025, directors’ and officers’ liability insurance premium decreased by $33,790, or 48.8%, as compared to the three months ended March 31, 2024. The decrease was mainly due to our switching to a different insurance provider, resulting in a lower premium.

●	For the three months ended March 31, 2025, travel and entertainment expense increased by $22,338, or 100.1%, as compared to the three months ended March 31, 2024. The increase was mainly due to increased business travel activities in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

●	For the three months ended March 31, 2025, rent and related utilities expenses decreased by $265, or 1.7%, as compared to the three months ended March 31, 2024.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, office supplies, and other miscellaneous items. For the three months ended March 31, 2025, other general and administrative expenses increased by $5,439, or 22.2%, as compared to the three months ended March 31, 2024, which was mainly attributable to an increase in service fee related to setting up our British Virgin Islands company for our potential merger with YOOV of approximately $4,000, and an increase in other miscellaneous items of approximately $1,000.

Loss from Operations

As a result of the foregoing, for the three months ended March 31, 2025, loss from operations amounted to $1,806,775, as compared to $843,062 for the three months ended March 31, 2024, representing an increase of $963,713, or 114.3%.

Other (Expense) Income

Other (expense) income mainly includes third party and related party interest expense, change in fair value of derivative liability, and other miscellaneous expense.

Other expense, net, totaled $675,336 for the three months ended March 31, 2025, as compared to $524,451 for the three months ended March 31, 2024, an increase of $150,885, or 28.8%, which was primarily attributable to an increase in third party interest expense of approximately $52,000, mainly driven by the increase in amortization of debt discount and debt issuance costs of approximately $42,000 and the increased interest expense of approximately $10,000 from third party debts, a decrease in gain from change in fair value of derivative liability of approximately $146,000, offset by a decrease in interest expense – related party of approximately $11,000, and a decrease in other expense of approximately $36,000.

Income Taxes

We did not have any income taxes expense for the three months ended March 31, 2025 and 2024 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $2,482,111 for the three months ended March 31, 2025, as compared to $1,367,513 for the three months ended March 31, 2024, an increase of $1,114,598, or 81.5%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to our common shareholders (after taking into effect $162,473 in deemed contribution) was $2,319,638, or $1.43 per share (basic and diluted), for the three months ended March 31, 2025, as compared to $1,367,513, or $1.86 per share (basic and diluted), for the three months ended March 31, 2024, an increase of $952,125, or 69.6%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Avalon Lab, and Q&A Distribution is the U.S. dollar and the functional currency of Avalon Shanghai is the Chinese Renminbi (“RMB”). The financial statements of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rate of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rate for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $279 and a foreign currency translation loss of $2,920 for the three months ended March 31, 2025 and 2024, respectively. This non-cash gain/loss had the effect of decreasing/increasing our reported comprehensive loss in each respective period.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $2,481,832 and $1,370,433 for the three months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

We have a limited operating history and our continued growth is dependent upon the continuation of generating rental revenue from our income-producing real estate property in New Jersey, generating revenue for selling of Keto Air, as well as obtaining additional financing to fund future obligations and pay liabilities arising from ordinary course business operations. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in our efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. We plan to raise capital in the future through the sale of equity or debt to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, if at all.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations as they come due and otherwise operate on an ongoing basis. At March 31, 2025 and December 31, 2024, we had a cash balance of approximately $1,370,000 and $2,856,000, respectively. These funds are kept in financial institutions located as follows:

Country:	March 31, 2025		December 31, 2024
United States	$1,351,923	98.7%	$2,844,522	99.6%
China	17,663	1.3%	11,787	0.4%
Total cash	$1,369,586	100.0%	$2,856,309	100.0%

The following table sets forth a summary of changes in our working capital deficit from December 31, 2024 to March 31, 2025:

	March 31,	December 31,	Changes in
	2025	2024	Amount	Percentage
Working capital deficit:
Total current assets	$2,794,258	$3,236,498	$(442,240)	(13.7)%
Total current liabilities	14,449,353	13,882,555	566,798	4.1%
Working capital deficit	$(11,655,095)	$(10,646,057)	$(1,009,038)	9.5%

Our working capital deficit increased by $1,009,038 to $11,655,095 at March 31, 2025 from $10,646,057 at December 31, 2024. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $1,487,000, an increase in accrued professional fees of approximately $373,000 which was mainly attributable to the increase in professional services related to our potential merger with YOOV, an increase in advance from pending sale of noncontrolling interest – related party of approximately $220,000 resulting from advance received in connection with the membership interest purchase agreement entered into in November 2023 in three months ended March 31, 2025, and an increase in convertible note payable, net, of approximately $284,000 driven by the amortization of debt discount and debt issuance costs of approximately $284,000 in the three months ended March 31, 2025, offset by an increase in current portion of receivable from sale of equity method investment of $975,000 resulting from execution of the Redemption Agreement signed on February 26, 2025 as described elsewhere in this report, and a decrease in accrued liabilities and other payables – related parties of approximately $633,000 which was extinguished upon our sale of equity method investment in the first quarter of 2025.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flows for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following summarizes the key components of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(1,801,926)	$(915,709)
Net cash provided by investing activities	95,000	-
Net cash provided by financing activities	219,972	936,772
Effect of exchange rate on cash	231	(995)
Net (decrease) increase in cash	$(1,486,723)	$20,068

Net cash flow used in operating activities for the three months ended March 31, 2025 was $1,801,926, which primarily reflected our consolidated net loss of approximately $2,482,000, and the non-cash item adjustments, primarily consisting of income from equity method investment of approximately $393,000, offset by amortization of debt issuance costs and debt discount of approximately $314,000, and change in fair market value of derivative liability of approximately $114,000, and the changes in operating assets and liabilities, primarily consisting of an increase in accrued liabilities and other payables of approximately $556,000, mainly due to the increase in services related to our potential merger with YOOV in the three months ended March 31, 2025.

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

Net cash flow provided by investing activities was $95,000 for the three months ended March 31, 2025, as compared to $0 for the three months ended March 31, 2024. During the three months ended March 31, 2025, we received proceeds from sale of equity method investment of $95,000. There was no investing activity during the three months ended March 31, 2024.

Net cash flow provided by financing activities was $219,972 for the three months ended March 31, 2025, as compared to $936,772 for the three months ended March 31, 2024. During the three months ended March 31, 2025, we received advance from sale of noncontrolling interest in subsidiary of approximately $220,000. During the three months ended March 31, 2024, we received net proceeds from issuance of convertible debt and warrants of approximately $592,000 (net of original issue discount of $35,000 and cash paid for convertible note issuance costs of approximately $73,000), and advance from sale of noncontrolling interest in subsidiary of approximately $1,210,000, offset by repayments made for convertible debt of $866,000.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance our current business;

●	the use of capital for acquisitions and the development of business opportunities; and

●	the cost of being a public company.

In addition, the impact that the imposition of tariffs and changes to global trade policies could have on our results of operations is uncertain.

We estimate that, based on current plans and assumptions, our available cash will be insufficient to satisfy our cash requirements under our present operating expectations through cash flow provided by operations and sales of equity. Other than funds received as described above and cash resources generated from our operations, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. Therefore, our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, there can be no assurance that financing will be available in amounts or on terms acceptable to the Company. Additionally, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

Foreign Currency Exchange Rate Risk

We ceased all operations in China in 2022, with the exception of a small administrative office. We did not during the three months ended March 31, 2025, and do not expect in the foreseeable future, to generate any additional revenue from PRC operations. Thus, exchange rate fluctuations between the RMB and the U.S. dollar do not, and are not expected to, have a material effect on us. For the three months ended March 31, 2025 and 2024, we had an unrealized foreign currency translation gain of approximately $300 and an unrealized foreign currency translation loss of approximately $3,000, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenues and operating results was not significant for the three months ended March 31, 2025 and 2024.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, our management, including our principal executive officer and principal financial officer, carried out an evaluation, as of March 31, 2025, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses that were previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, that have not yet been remediated. Management’s plan to remediate these material weaknesses is described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Shares Issued for Services

During the three months ended March 31, 2025, the Company issued a total of 22,278 shares of its common stock for services rendered and to be rendered. These shares were valued at $111,232, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $17,212 for the three months ended March 31, 2025 and reduced accrued liabilities of $42,385 and recorded prepaid expense of $51,635 as of March 31, 2025 which will be amortized over the rest of corresponding service periods.

Common Shares Issued for Warrant Exercise

In March 2025, pursuant to the terms of related warrant agreements, the Company issued 186,877 shares of its common stock upon cashless exercise of warrants.

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

(c) During the quarter ended March 31, 2025, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the exhibit index included herewith and are incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 7, 2025, by and among the registrant, Nexus MergerSub Limited and YOOV Group Holding Limited (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
3.1	Certificate of Designations of Preferences and Rights of Series D Convertible Preferred Stock of the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2025).
3.2	Certificate of Elimination relating to the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
3.3	Certificate of Elimination relating to the Series B Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
3.4	Amendment No. 1 to the registrant’s bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
10.2	Exchange Agreement, between the registrant and Wenzhao Lu, dated as of January 9, 2025 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2025).
10.3	Redemption and Abandonment Agreement, dated February 26, 2025, by and among the registrant, Laboratory Services MSO LLC, SCBC Holdings LLC, the Zoe Family Trust, Bryan Cox, Sarah Cox and Avalon Laboratory Services, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2025).
10.4	Form of Avalon Voting and Support Agreement by and among the registrant, YOOV Group Holding Limited and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
10.5	Form of YOOV Voting and Support Agreement by and among the registrant, YOOV Group Holding Limited and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
10.6	Form of Lock-Up Agreement by and among the registrant, certain holders of the registrant’s securities, and the equityholders of YOOV Group Holding Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.

	By:	/s/ David K. Jin
Dated: May 13, 2025	Name:	David K. Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Ingargiola
Dated: May 13, 2025	Name:	Luisa Ingargiola
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)