Form 10-Q
period 2025-06-30
Avalon GloboCare Corp.
filed 2025-08-14
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, 3,835,109 shares of common stock, $0.0001 par value per share, were outstanding.

AVALON GLOBOCARE CORP.

FORM 10-Q

For the Quarterly Period Ended June 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$201,532	$2,856,309
Rent receivable	84,893	80,829
Prepaid expense and other current assets	646,663	299,360

Total Current Assets	933,088	3,236,498

NON-CURRENT ASSETS:
Operating lease right-of-use assets, net	98,595	4,709
Property and equipment, net	8,512	12,912
Investment in real estate, net	6,938,380	7,022,721
Equity method investments, net	-	10,636,544
Other non-current assets	9,581	71,794

Total Non-current Assets	7,055,068	17,748,680

Total Assets	$7,988,156	$20,985,178

LIABILITIES AND (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$1,583,799	$611,462
Accrued research and development fees	153,772	153,772
Accrued payroll liability and compensation	733,669	501,258
Accrued litigation settlement	373,450	373,450
Accrued liabilities and other payables	306,077	434,117
Accrued liabilities and other payables - related parties	100,000	732,916
Operating lease obligation, current portion	69,573	10,709
Advance from pending sale of noncontrolling interest - related party	3,258,078	3,108,106
Derivative liability	125,553	127,545
Stock subscription liability	150,000	-
Note payable, net	5,775,061	5,715,447
Convertible note payable, net	2,436,375	2,113,773

Total Current Liabilities	15,065,407	13,882,555

NON-CURRENT LIABILITIES:
Operating lease obligation, noncurrent portion	35,022	-

Total Non-current Liabilities	35,022	-

Total Liabilities	15,100,429	13,882,555

Commitments and Contingencies (Note 15)

(DEFICIT) EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 0 and 9,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	9,000,000
Series B Convertible Preferred Stock, 0 and 11,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	11,000,000
Series C Convertible Preferred Stock, 3,500 shares issued and outstanding at June 30, 2025 and December 31, 2024; liquidation preference $3.5 million at June 30, 2025	3,500,000	3,500,000
Series D Convertible Preferred Stock, 5,000 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively; liquidation preference $5 million at June 30, 2025	8,837,527	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,352,551 shares issued and 2,349,084 shares outstanding at June 30, 2025; 1,445,979 shares issued and 1,442,512 shares outstanding at December 31, 2024	235	145
Additional paid-in capital	84,911,338	72,023,525
Less: common stock held in treasury, at cost; 3,467 shares at June 30, 2025 and December 31, 2024	(522,500)	(522,500)
Accumulated deficit	(103,613,834)	(87,673,125)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss	(231,617)	(232,000)
Total Avalon GloboCare Corp. stockholders' (deficit) equity	(7,112,273)	7,102,623
Noncontrolling interest	-	-

Total (Deficit) Equity	(7,112,273)	7,102,623

Total Liabilities and (Deficit) Equity	$7,988,156	$20,985,178

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

REAL PROPERTY RENTAL REVENUE	$350,406	$327,887	$700,206	$642,475

REAL PROPERTY OPERATING EXPENSES	251,077	285,488	531,467	548,614

REAL PROPERTY OPERATING INCOME	99,329	42,399	168,739	93,861

(LOSS) INCOME FROM EQUITY METHOD INVESTMENT - LAB SERVICES MSO	-	(329,337)	392,677	(221,868)

OTHER OPERATING EXPENSES:
Advertising and marketing expenses	322,552	62,660	393,702	107,660
Professional fees	1,476,013	444,458	3,167,592	886,793
Compensation and related benefits	324,027	357,233	664,447	710,804
Credit loss expense	1,650,000	-	1,650,000	-
Other general and administrative expenses	214,724	353,074	380,437	514,161

Total Other Operating Expenses	3,987,316	1,217,425	6,256,178	2,219,418

LOSS FROM OPERATIONS	(3,887,987)	(1,504,363)	(5,694,762)	(2,347,425)

OTHER (EXPENSE) INCOME
Interest expense - amortization of debt discount and debt issuance costs	(810,409)	(564,426)	(1,123,971)	(836,622)
Interest expense - other	(247,255)	(232,839)	(493,711)	(469,054)
Interest expense - related party	-	(10,596)	-	(21,192)
Change in fair value of derivative liability	561,176	180,337	446,816	211,549
Loss on extinguishment of debt	(9,076,587)	-	(9,076,587)	-
Other income (expense)	2,464	(139)	1,506	(36,795)

Total Other Expense, net	(9,570,611)	(627,663)	(10,245,947)	(1,152,114)

LOSS BEFORE INCOME TAXES	(13,458,598)	(2,132,026)	(15,940,709)	(3,499,539)

INCOME TAXES	-	-	-	-

NET LOSS	$(13,458,598)	$(2,132,026)	$(15,940,709)	$(3,499,539)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	-

NET LOSS AFTER NONCONTROLLING INTEREST	(13,458,598)	(2,132,026)	(15,940,709)	(3,499,539)

DEEMED CONTRIBUTION ON EXCHANGE OF EQUITY INSTRUMENTS	-	-	162,473	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(13,458,598)	$(2,132,026)	$(15,778,236)	$(3,499,539)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(6.22)	$(2.85)	$(8.33)	$(4.72)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	2,162,323	747,959	1,894,961	741,592

COMPREHENSIVE LOSS:
NET LOSS	$(13,458,598)	$(2,132,026)	$(15,940,709)	$(3,499,539)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	104	2,706	383	(214)
COMPREHENSIVE LOSS	(13,458,494)	(2,129,320)	(15,940,326)	(3,499,753)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(13,458,494)	$(2,129,320)	$(15,940,326)	$(3,499,753)

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY

For the Three and Six Months Ended June 30, 2025

(Unaudited)

	Avalon GloboCare Corp. Stockholders' (Deficit) Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number		Number		Number		Number		Number		Additional	Number				Other		Total
	of		of		of		of		of		Paid-in	of		Accumulated	Statutory	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	(Deficit)
Balance, January 1, 2025	9,000	$9,000,000	11,000	$11,000,000	3,500	$3,500,000	-	$-	1,445,979	$145	$72,023,525	(3,467)	$(522,500)	$(87,673,125)	$6,578	$(232,000)	$-	$7,102,623

Issuance of common stock upon cashless exercise of stock warrants	-	-	-	-	-	-	-	-	186,877	19	(19)	-	-	-	-	-	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	22,278	2	111,230	-	-	-	-	-	-	111,232

Reclassification of derivative liability to equity	-	-	-	-	-	-	-	-	-	-	18,853	-	-	-	-	-	-	18,853

Series D Convertible Preferred Stock issued in exchange of Series A Convertible Preferred Stock	(9,000)	(9,000,000)	-	-	-	-	5,000	8,837,527	-	-	162,473	-	-	-	-	-	-	-

Series B Convertible Preferred Stock extinguished related to sale of equity method investment	-	-	(11,000)	(11,000,000)	-	-	-	-	-	-	2,348,695	-	-	-	-	-	-	(8,651,305)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	9,159	-	-	-	-	-	-	9,159

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	279	-	279

Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,482,111)	-	-	-	(2,482,111)

Balance, March 31, 2025	-	-	-	-	3,500	3,500,000	5,000	8,837,527	1,655,134	166	74,673,916	(3,467)	(522,500)	(90,155,236)	6,578	(231,721)	-	(3,891,270)

Issuance of common stock upon cashless exercise of stock warrants	-	-	-	-	-	-	-	-	242,304	24	(24)	-	-	-	-	-	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	170,000	17	746,183	-	-	-	-	-	-	746,200

Reclassification of derivative liability to equity	-	-	-	-	-	-	-	-	-	-	157,676	-	-	-	-	-	-	157,676

Stock-based compensation adjustment	-	-	-	-	-	-	-	-	-	-	(28,085)	-	-	-	-	-	-	(28,085)

Conversion of convertible note payable and accrued interest into common stock	-	-	-	-	-	-	-	-	285,113	28	285,085	-	-	-	-	-	-	285,113

Loss on extinguishment of debt recognized	-	-	-	-	-	-	-	-	-	-	9,076,587	-	-	-	-	-	-	9,076,587

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	104	-	104

Net loss for the three months ended June 30, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,458,598)	-	-	-	(13,458,598)

Balance, June 30, 2025	-	$-	-	$-	3,500	$3,500,000	5,000	$8,837,527	2,352,551	$235	$84,911,338	(3,467)	$(522,500)	$(103,613,834)	$6,578	$(231,617)	$-	$(7,112,273)

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2024

(Unaudited)

	Avalon GloboCare Corp. Stockholders' Equity
	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number		Number		Number		Additional	Number				Other
	of		of		of		Paid-in	of		Accumulated	Statutory	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2024	9,000	$9,000,000	11,000	$11,000,000	736,769	$74	$67,886,082	(3,467)	$(522,500)	$(79,769,731)	$6,578	$(231,727)	$-	$7,368,776

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	7,000	1	41,999	-	-	-	-	-	-	42,000

Stock-based compensation	-	-	-	-	-	-	13,533	-	-	-	-	-	-	13,533

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(2,920)	-	(2,920)

Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	-	-	-	(1,367,513)	-	-	-	(1,367,513)

Balance, March 31, 2024	9,000	9,000,000	11,000	11,000,000	743,769	75	67,941,614	(3,467)	(522,500)	(81,137,244)	6,578	(234,647)	-	6,053,876

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	26,800	2	278,544	-	-	-	-	-	-	278,546

Stock-based compensation	-	-	-	-	-	-	12,256	-	-	-	-	-	-	12,256

Beneficial conversion feature related to convertible note payable	-	-	-	-	-	-	201,595	-	-	-	-	-	-	201,595

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	2,706	-	2,706

Net loss for the three months ended June 30, 2024	-	-	-	-	-	-	-	-	-	(2,132,026)	-	-	-	(2,132,026)

Balance, June 30, 2024	9,000	$9,000,000	11,000	$11,000,000	770,569	$77	$68,434,009	(3,467)	$(522,500)	$(83,269,270)	$6,578	$(231,941)	$-	$4,416,953

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,940,709)	$(3,499,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88,760	88,959
Credit loss provision	1,650,000	-
Change in straight-line rent receivable	58,586	41,257
Amortization of operating lease right-of-use asset	33,628	59,565
Stock-based compensation and service expense	761,698	150,214
(Income) loss from equity method investment	(392,677)	221,868
Distribution of earnings from equity method investment	-	473,253
Amortization of debt issuance costs and debt discount	1,123,971	836,622
Change in fair market value of derivative liability	(446,816)	(211,549)
Loss on extinguishment of debt	9,076,587	-
Changes in operating assets and liabilities:
Rent receivable	(6,381)	112,937
Security deposit	17,332	-
Deferred leasing costs	15,877	16,701
Prepaid expense and other assets	(254,918)	(37,839)
Accrued liabilities and other payables	1,220,868	(150,945)
Accrued liabilities and other payables - related parties	-	(51,555)
Operating lease obligation	(33,628)	(47,565)

NET CASH USED IN OPERATING ACTIVITIES	(3,027,822)	(1,997,616)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for equity interest purchase	-	(100,000)
Proceeds from sale of equity method investment	95,000	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	95,000	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt and warrants	-	3,367,750
Payments of convertible debt issuance costs	-	(257,700)
Repayments of convertible debt	-	(3,100,000)
Proceeds from stock subscription liability	150,000	-
Advance from pending sale of noncontrolling interest in subsidiary	149,972	2,000,527
Payments of offering costs	(22,336)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	277,636	2,010,577

EFFECT OF EXCHANGE RATE ON CASH	409	2,211

NET DECREASE IN CASH	(2,654,777)	(84,828)

CASH - beginning of period	2,856,309	285,400

CASH - end of period	$201,532	$200,572

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$493,711	$497,736

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$34,423	$-
Common stock issued for accrued liabilities	$42,385	$-
Receivable related to sale of equity method investment	$1,745,000	$-
Related party payable extinguished upon sale of equity method investment	$632,916	$-
Series B Convertible Preferred Stock extinguished related to sale of equity method investment	$11,000,000	$-
Series D Convertible Preferred Stock issued in exchange of Series A Convertible Preferred Stock	$9,000,000	$-
Warrants issued as convertible note payable finder's fee	$-	$40,900
Warrants issued with convertible note payable recorded as debt discount	$-	$438,568
Common stock issued as convertible note payable commitment fee	$-	$320,546
Beneficial conversion feature related to convertible note payable	$-	$201,595
Convertible debts issuance costs in accrued liabilities	$-	$25,000
Equity method investment payable paid by a related party	$-	$566,667
Settlement of derivative liability	$176,529	$-
Issuance of common stock upon cashless exercise of stock warrants	$43	$-
Initial ROU asset and lease liability	$127,486	$-
Conversion of convertible note payable and accrued interest into common stock	$285,113	$-
Deferred financing costs in accrued liabilities	$62,316	$-

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Avalon GloboCare Corp. (the “Company” or “ALBT”) was incorporated under the laws of the State of Delaware on July 28, 2014.

The Company is a developer of precision diagnostic consumer products and the advancement of intellectual property in cellular therapy. The Company is currently marketing the KetoAir™ breathalyzer device, which is owned and manufactured by Qi Diagnostics Limited, and plans to develop additional diagnostic uses of the breathalyzer technology. The KetoAirTM is registered with the U.S. Food and Drug Administration as a Class I medical device. The Company also continues to focus on advancing its intellectual property portfolio through existing patent applications. In addition, we own and operate commercial real estate at our headquarters in Freehold, NJ.

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

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of June 30, 2025, the occupancy rate of the building is 96.2%.

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

On February 21, 2025, the Company formed a wholly owned subsidiary, Nexus MergerSub Limited (“Nexus”), a British Virgin Islands (“BIV”) company. There was no activity for the subsidiary since its incorporation through June 30, 2025.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these condensed consolidated financial statements as of June 30, 2025 are as follows:

Name of Subsidiary	Place and Date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by ALBT	Holding company for payroll and other expenses

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by ALBT	Owns and operates an income-producing real property and holds and manages the corporate headquarters

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Not considered an operating entity

Genexosome Technologies Inc. (“Genexosome”)	Nevada July 31, 2017	60% held by ALBT	No current activities to report; dormant

Avactis Biosciences Inc. (“Avactis”)	Nevada July 18, 2018	60% held by ALBT	Dormant; in process of being dissolved

Avactis Nanjing Biosciences Ltd. (“Avactis Nanjing”)	PRC May 8, 2020	100% held by Avactis	Dormant; in process of being dissolved

Avalon Laboratory Services, Inc. (“Avalon Lab”)	Delaware October 14, 2022	100% held by ALBT	No current activities to report; dormant

Q&A Distribution LLC (“Q&A Distribution”)	Texas May 1, 2024	100% held by ALBT	Distributes KetoAir device

Nexus MergerSub Limited (“Nexus”)	BVI February 21, 2025	100% held by ALBT	No current activities to report

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

As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of approximately $14,132,000 at June 30, 2025 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $15,941,000 and $3,028,000 for the six months ended June 30, 2025, respectively.

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

Significant estimates during the three and six months ended June 30, 2025 and 2024 include the useful life of investment in real estate and intangible assets, the assumptions used in assessing impairment of long-term assets, the allowance for credit loss, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the valuation of Series D convertible preferred stock (“Series D Preferred Stock”), and the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable.

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

Derivative liability. Derivative liability is carried at fair value and measured on an ongoing basis. The table below reflects the activity of derivative liability measured at fair value for the six months ended June 30, 2025:

Significant Unobservable Inputs (Level 3)
Balance of derivative liability as of January 1, 2025	$127,545
Initial fair value of derivative liability attributable to Second Warrant (as hereinafter defined) issuance with June 2024 fund raise (see Note 6)	621,353
Gain from change in the fair value of derivative liability	(446,816)
Reclassification of additional paid-in capital upon conversion	(176,529)
Balance of derivative liability as of June 30, 2025	$125,553

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

Cash and Cash Equivalents

At June 30, 2025 and December 31, 2024, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2025		December 31, 2024
United States	$199,227	98.9%	$2,844,522	99.6%
China	2,305	1.1%	11,787	0.4%
Total cash	$201,532	100.0%	$2,856,309	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2025 and December 31, 2024.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk and Uncertainties

The Company maintains a portion of its cash on deposits with bank and financial institution within the U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At June 30, 2025, there were no balances in excess of the federally-insured limits.

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

Receivable from sale of equity method investment is presented net of reserve for credit loss. The Company maintains a reserve for credit loss for estimated loss. The Company reviews the receivable from sale of equity method investment on a periodic basis and makes general and specific reserve when there is doubt as to the collectability of the balance. In the evaluation of Lab Services MSO’s receivable, the Company considered the age of the balance, its historical payment history and current economic trends. After unsuccessful collection efforts during the period, management has decided to write off the receivable. As a result, for the three months ended June 30, 2025, a receivable in the amount of $1,650,000 was written off. At June 30, 2025, the Company established a reserve for credit loss in the amount of $1,650,000.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had $162,473 in deemed contribution during the six months ended June 30, 2025, which increases the numerator in the net loss per share calculation. For the three and six months ended June 30, 2025 and 2024, potentially dilutive common shares consisted of the common shares issuable upon the conversion of convertible preferred stock and convertible notes (using the if-converted method) and exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The calculation of basic and diluted net loss per common share attributable to the Company common shareholders includes 150,000 of the pre-funded warrants that remained outstanding as of June 30, 2025.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	44,501	47,420	44,501	47,420
Warrants to purchase common stock	95,746	189,274	95,746	189,274
Series A convertible preferred stock (*)	-	60,000	-	60,000
Series B convertible preferred stock (**)	-	194,004	-	194,004
Series C convertible preferred stock (***)	1,452,282	-	1,452,282	-
Series D convertible preferred stock (****)	2,074,689	-	2,074,689	-
Convertible notes and related accrued interest (*****)	2,436,375	252,889	2,638,734	343,022
Potentially dilutive securities	6,103,593	743,587	6,305,952	833,720

(*)	Assumed the Series A convertible preferred stock (“Series A Preferred Stock”) was converted into shares of common stock of the Company at a conversion price of $150.00 per share.

(**)	Assumed the Series B convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $56.70 per share.

(***)	Assumed the Series C convertible preferred stock (“Series C Preferred Stock”) was converted into shares of common stock of the Company at a conversion price of $2.41 per share.

(****)	Assumed the Series D convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $2.41 per share.

(*****)	Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $1.00 per share for the three and six months ended June 30, 2025. Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $67.50 and $22.50 and $15.00 and $11.25 per share for the three and six months ended June 30, 2024.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Subscription Liability

On June 4, 2025, the Company entered into a subscription agreement with an investor, whereby 141,643 shares of common stock of the Company were subscribed for at $3.53 per share. As of June 30, 2025, the Company received proceeds of $150,000. As of June 30, 2025, these shares have not yet been issued and the proceeds of $150,000 were recorded as a share subscription liability until such time as the common shares are issued.

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

Segment Reporting

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and was mainly organized by services. During the three months ended June 30, 2025, the Company was organized into one services-oriented strategic business unit: real property rental services — which is led by our strategic business unit manager. During the six months ended June 30, 2025, the Company was organized into two services-oriented strategic business units: real property rental services and laboratory testing services (which ended on the redemption date, February 26, 2025) — which are led by our strategic business unit managers. During the three and six months ended June 30, 2024, the Company was organized into two services-oriented strategic business units: real property rental services and laboratory testing services — which were led by our strategic business unit managers. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance.

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

The Company’s President and Chief Executive Officer is its CODM. The Company reports operational data to its CODM at the segment level, which he uses to evaluate performance and allocate resources based on real property operating income and loss/income from equity method investment – Lab Services MSO.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reverse Stock Split

The Company effectuated a 1-for-15 reverse stock split of its outstanding shares of common stock on October 28, 2024. The reverse stock split did not change the par value of common stock. All references in these condensed consolidated financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the reverse stock split.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date. ASU 2024-03 requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. ASU 2024-03, as clarified by ASU 2025-01, is effective for public entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact that the updated standard will have on the Company’s disclosures within the condensed consolidated financial statements.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

At June 30, 2025 and December 31, 2024, prepaid expense and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid professional fees	$304,908	$33,665
Prepaid directors’ and officers’ liability insurance premium	28,817	9,741
Prepaid NASDAQ listing fee	26,500	-
Deferred leasing costs	21,654	31,587
Security deposit	432	17,654
Due from broker	80	32,885
Finished goods	86,466	92,230
Recoverable value-added tax	10,493	9,245
Deferred offering costs	84,652	-
Others	82,661	72,353
Total	$646,663	$299,360

NOTE 5 – EQUITY METHOD INVESTMENT

As of June 30, 2025 and December 31, 2024, the equity method investments, net, amounted to $0 and $10,636,544, respectively.

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

For the three months ended June 30, 2024, amortization expense of these intangible assets amounted to $166,733 which was included in loss from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss. For the period from January 1, 2025 through February 26, 2025 (date of sale) and for the six months ended June 30, 2024, amortization expense of these intangible assets amounted to $111,156 and $333,466, respectively, which was included in income (loss) from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss.

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in the business acquisition of Lab Services MSO incurred on February 9, 2023. Goodwill is not amortized but is tested for impairment at least once annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

For the three months ended June 30, 2024, the Company’s share of Lab Services MSO’s net loss was $162,604, which was included in loss from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss.

For the period from January 1, 2025 through February 26, 2025 (date of sale) and for the six months ended June 30, 2024, the Company’s share of Lab Services MSO’s net income was $503,833 and $111,589, respectively, which was included in income (loss) from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company classifies distributions received from its investment on Lab Services MSO using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. For the three months ended June 30, 2024, distribution of earnings from the Company’s investment on Lab Services MSO amounted to $312,465. For the period from January 1, 2025 through February 26, 2025 (date of sale) and for the six months ended June 30, 2024, distribution of earnings from the Company’s investment on Lab Services MSO amounted to $0 and $473,253, respectively.

The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	For the Three Months Ended June 30, 2024	For the Period from January 1, 2025 through February 26, 2025 (Date of Sale)	For the Six Months Ended June 30, 2024
Net revenue	$2,687,129	$4,241,732	$6,063,501
Gross profit	310,690	2,155,760	1,314,479
(Loss) income from operation	(765,357)	1,513,000	(490,331)
Net (loss) income	(406,509)	1,259,582	278,995

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (continued)

June 2024 Convertible Note (continued)

Mast Hill acquired the June 2024 Convertible Note with principal amount of $2,845,000 and paid the purchase price of $2,702,750 after an original issue discount of $142,250. On June 5, 2024, the Company issued (i) a warrant to purchase 66,667 shares of common stock with an exercise price of $9.75 exercisable until June 5, 2029 (“First Warrant”), (ii) a warrant to purchase 80,000 shares of common stock with an exercise price of $7.50 exercisable until June 5, 2029 (“Second Warrant”), and (iii) 26,800 shares of common stock as a commitment fee for the purchase of the June 2024 Convertible Note, which were earned in full as of June 5, 2024. As of March 31, 2025, the Second Warrant was not fair valued since the Company believed the Second Warrant would be cancelled and extinguished against payment of the June 2024 Convertible Note on June 5, 2025. On June 5, 2024, the Company delivered such duly executed June 2024 Convertible Note, warrants and common stock to Mast Hill against delivery of the purchase price.

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

In connection with the issuance of the June 2024 Convertible Note, the Company incurred debt issuance costs of $224,221 (including the issuance of 5,333 warrants as a finder’s fee) which was capitalized and had been amortized into interest expense over the term of the June 2024 Convertible Note.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that all the warrants issued to Mast Hill and a third party as a finder’s fee meet the definition of a derivative liability, as the Company cannot avoid a net cash settlement under certain circumstances. On March 31, 2025 and June 5, 2024, management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 80,000 warrants with an exercise price of $7.50 exercisable until June 5, 2029, which warrant shall be cancelled and extinguished against payment of the June 2024 Convertible Note, had been estimated to be zero. Accordingly, the fair value of the 72,000 warrants with an exercise price of $9.75 exercisable until June 5, 2029 was classified as derivative liability on June 5, 2024. The fair values of the 72,000 warrants with an exercise price of $9.75 exercisable until June 5, 2029 issued on June 5, 2024 were computed using the Black-Scholes option-pricing model with the following assumptions: stock price of $10.39, volatility of 85.72%, risk-free rate of 4.31%, annual dividend yield of 0% and expected life of 5 years.

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

In accordance with ASC 480-10-25-14, the Company determined that the conversion provisions contain an embedded derivative feature and the Company valued the derivative feature separately, recording debt discount and derivative liability in accordance with the provisions of the convertible debt (see Note 7). However, on June 5, 2024 and December 14, 2024, management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the embedded conversion feature had been estimated to be zero. On December 15, 2024, Mast Hill waived all amortization payments required to be made under the June 2024 Convertible Note. On June 5, 2025, the Second Warrant was not cancelled and was retained by Mast Hill. Accordingly, the initial fair value of the Second Warrant of $621,353 was classified as derivative liability on June 5, 2025 and recorded as interest expense – amortization of debt discount.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (continued)

June 2024 Convertible Note (continued)

The Company recorded a total debt discount of $1,460,343 related to the original issue discount, common shares issued and warrants issued to Mast Hill, which had been amortized over the term of the June 2024 Convertible Note.

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

On May 29, 2025, the Company and Mast Hill entered into that certain waiver (the “Waiver”), pursuant to which Mast Hill will retain all related dilutive issuance rights under Section 1.6(e) of the June 2024 Convertible Note, provided that any adjustment under Section 1.6(e) of the June 2024 Convertible Note shall be subject to a per share floor price equal to $1.00. The Company recorded a loss on extinguishment of debt of $9,076,587 as a result of the Waiver, representing the value of common stock to be issued upon conversion in excess of the common stock issuable under the original terms of the June 2024 Convertible Note.

In June 2025, Mast Hill converted its June 2024 Convertible Note in the principal amount of $120,402 into 120,402 shares of common stock of the Company at a per share price of $1.00.

The convertible note payable as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Principal amount	$2,436,375	$2,556,777
Less: unamortized debt issuance costs	-	(93,425)
Less: unamortized debt discount	-	(349,579)
Convertible note payable, net	$2,436,375	$2,113,773

Subsequent to June 30, 2025, Mast Hill converted its June 2024 Convertible Note in the principal amount of $1,015,052 into 1,015,052 shares of common stock of the Company at a per share price of $1.00 (See Note 16 – Subsequent Events - Common Shares Issued for Debt Conversion).

For the three months ended June 30, 2025 and 2024, amortization of debt discount and debt issuance costs related to convertible note payable amounted to $780,602 (including the initial fair value of the Second Warrant of $621,353) and $534,619, respectively, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2025 and 2024, amortization of debt discount and debt issuance costs related to convertible note payable amounted to $1,064,357 (including the initial fair value of the Second Warrant of $621,353) and $777,008, respectively, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the three months ended June 30, 2025 and 2024, interest expense related to convertible note payable amounted to $82,755 and $68,339, respectively, which have been included in interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2025 and 2024, interest expense related to convertible note payable amounted to $164,711 and $140,054, respectively, which have been included in interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DERIVATIVE LIABILITY

As stated in Note 6, June 2024 Convertible Note, the Company determined that the convertible note payable contains an embedded derivative feature in the form of a conversion provision which is adjustable based on future prices of the Company’s common stock. In accordance with ASC 815-10-25, each derivative feature is initially recorded at its fair value using the Black-Scholes option valuation method and then re-value at each reporting date, with changes in the fair value reported in the statements of operations. However, on June 5, 2024 and December 14, 2024, management determined the probability of failing to make an amortization payment when due was remote and as such the fair value of the embedded conversion feature had been estimated to be zero. On December 15, 2024, Mast Hill waived all amortization payments required to be made under the June 2024 Convertible Note.

On May 23, 2023, the Company issued 9,000 warrants with an exercise price of $67.50 exercisable until May 23, 2028 to Mast Hill and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 9,000 warrants was classified as a derivative liability on May 23, 2023. In March 2025, 8,333 warrants held by Mast Hill were cashless exercised. On June 30, 2025, the estimated fair value of the rest of 667 warrants was $217. The estimated fair value of the warrants was computed as of June 30, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $2.78, volatility of 107.08%, risk-free rate of 3.68%, annual dividend yield of 0% and expected life of 2.9 years.

On July 6, 2023, the Company issued 222 warrants with an exercise price of $67.50 exercisable until July 6, 2028 to a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 222 warrants was classified as a derivative liability on July 6, 2023. On June 30, 2025, the estimated fair value of the 222 warrants was $78. The estimated fair value of the warrants was computed as of June 30, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $2.78, volatility of 106.70%, risk-free rate of 3.68%, annual dividend yield of 0% and expected life of 3.0 years.

On October 9, 2023, the Company issued 4,060 warrants with an exercise price of $37.50 exercisable until October 9, 2028 to Mast Hill and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 4,060 warrants was classified as a derivative liability on October 9, 2023. On March 26, 2025, 3,500 warrants held by Mast Hill were cashless exercised. On June 30, 2025, the estimated fair value of the rest of 560 warrants was $350. The estimated fair value of the warrants was computed as of June 30, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $2.78, volatility of 106.06%, risk-free rate of 3.68%, annual dividend yield of 0% and expected life of 3.3 years.

On March 7, 2024, the Company issued 9,450 warrants with an exercise price of $30.00 exercisable until March 7, 2029 to Mast Hill and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 9,450 warrants was classified as a derivative liability on March 7, 2024. On April 3, 2025, 8,750 warrants held by Mast Hill were exercised on a cashless basis. On June 30, 2025, the estimated fair value of the 700 warrants was $526. The estimated fair value of the warrants was computed as of June 30, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $2.78, volatility of 101.32%, risk-free rate of 3.68%, annual dividend yield of 0% and expected life of 3.7 years.

On June 5, 2024, the Company issued 152,000 warrants to Mast Hill and a third party as a finder’s fee (see Note 6). Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. On March 31, 2025 and June 5, 2024, management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the Second Warrant had been estimated to be zero. Accordingly, the fair value of the 72,000 warrants with an exercise price of $9.75 exercisable until June 5, 2029 was classified as derivative liability on June 5, 2024. On June 5, 2025, the Second Warrant was not cancelled and was retained by Mast Hill. Accordingly, the initial fair value of the Second Warrant of $621,353 was classified as derivative liability on June 5, 2025 and recorded as interest expense – amortization of debt discount. In April 2025, 66,667 warrants held by Mast Hill were cashless exercised. On June 30, 2025, the estimated fair value of the 85,333 warrants was $124,382. The estimated fair value of the warrants was computed as of June 30, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $2.78, volatility of 99.37%, risk-free rate of 3.68%, annual dividend yield of 0% and expected life of 3.9 years.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DERIVATIVE LIABILITY (continued)

Increases or decreases in fair value of the derivative liability are included as a component of total other (expenses) income in the accompanying condensed consolidated statements of operations and comprehensive loss. The changes to the derivative liability resulted in a decrease of $561,176 and $180,337 in the derivative liability and the corresponding increase in other income as a gain for the three months ended June 30, 2025 and 2024, respectively. The changes to the derivative liability resulted in a decrease of $446,816 and $211,549 in the derivative liability and the corresponding increase in other income as a gain for the six months ended June 30, 2025 and 2024, respectively.

NOTE 8 – NOTE PAYABLE, NET

On September 1, 2022, the Company issued a balloon promissory note in the form of a mortgage on its headquarters to a third party company in the principal amount of $4,800,000, which carries interest of 11.0% per annum. Interest is due in monthly payments of $44,000 beginning November 1, 2022 and payable monthly thereafter until September 1, 2025 when the principal outstanding and all remaining interest is due. The principal of $4,800,000 can be extended for an additional 36 months, provided that the Company has not defaulted. The Company may not prepay the principal of $4,800,000 for a period of 12 months. The principal of $4,800,000 is secured by a first mortgage on the Company’s real property located at 4400 Route 9 South, Freehold, Monmouth County, New Jersey.

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

The note payable as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Principal amount	$5,800,000	$5,800,000
Less: unamortized debt issuance costs	(24,939)	(84,553)
Note payable, net	$5,775,061	$5,715,447

For both the three months ended June 30, 2025 and 2024, amortization of debt issuance costs related to note payable amounted to $29,807, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying condensed consolidated statements of operations and comprehensive loss.

For both the six months ended June 30, 2025 and 2024, amortization of debt issuance costs related to note payable amounted to $59,614, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying condensed consolidated statements of operations and comprehensive loss.

For both the three months ended June 30, 2025 and 2024, interest expense related to note payable amounted to $164,500 which have been included in interest expense - other on the accompanying condensed consolidated statements of operations and comprehensive loss.

For both the six months ended June 30, 2025 and 2024, interest expense related to note payable amounted to $329,000 which have been included in interest expense - other on the accompanying condensed consolidated statements of operations and comprehensive loss.

NOTE 9 – RELATED PARTY TRANSACTIONS

Rental Revenue from Related Party and Rent Receivable – Related Party

The Company leases space of its commercial real property located in New Jersey to D.P. Capital Investments LLC, which is controlled by Wenzhao Lu, the Company’s chairman of the Board of Directors. The term of the related party lease agreement is five years commencing on May 1, 2021 and will expire on April 30, 2026. For both the three months ended June 30, 2025 and 2024, the related party rental revenue amounted to $12,600 and has been included in real property rental revenue on the accompanying condensed consolidated statements of operations and comprehensive loss. For both the six months ended June 30, 2025 and 2024, the related party rental revenue amounted to $25,200 and has been included in real property rental revenue on the accompanying condensed consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Services Provided by Related Party

From time to time, Wilbert Tauzin, a director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $15,197 and $20,535 for the three months ended June 30, 2025 and 2024, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. As compensation for professional services provided, the Company recognized consulting expenses of $30,794 and $37,266 for the six months ended June 30, 2025 and 2024, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2025 and December 31, 2024, the accrued and unpaid services charge related to this director’s son amounted to $2,733 and $15,000, respectively, which have been included in accrued professional fees on the accompanying condensed consolidated balance sheets.

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Beijing Jieteng (Genexosome) Biotech Co., Ltd. (“Beijing GenExosome”) for a cash payment of $450,000. As of both June 30, 2025 and December 31, 2024, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

From time to time, Lab Services MSO paid shared expense on behalf of the Company. In addition, Lab Services MSO made a payment of $566,667 for equity method investment payable on behalf of the Company in 2024. During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company for cash and the surrender of its Series B Preferred Stock having a carrying value of $11,000,000. The aggregate cash amount to the Company for the redemption was $1,745,000, to be paid as follows: one payment of $95,000 at the closing of the redemption and, beginning in March 2025, monthly payments of $75,000 until December 2026. In addition, pursuant to the terms of the Redemption Agreement, all shares of the Company’s Series B Preferred Stock previously issued to SCBC Holdings LLC as partial consideration for the equity interests of Laboratory Services MSO, were permanently surrendered and relinquished to the Company for no additional consideration. The difference of $2,348,695 between the carrying value of the extinguished Series B Preferred Stock, the aggregate cash amount to the Company for the redemption, net of payables due to Lab Services MSO of $632,916, totaling $13,377,916, and the carrying value of the equity method investment of $11,029,221 was accounted for as an increase to additional paid-in capital (See Note 10 - Series B Convertible Preferred Stock Extinguished Related to Sale of Equity Method Investment). As of June 30, 2025 and December 31, 2024, the balance due to Lab Services MSO amounted to $0 and $632,916, respectively, which has been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

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

The Company received $3,258,078 and $3,108,106 from Mr. Lu as of June 30, 2025 and December 31, 2024, respectively, which was recorded as advance from pending sale of noncontrolling interest – related party on the accompanying condensed consolidated balance sheets. The Acquisition is expected to close in the fourth quarter of 2025.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Series D Convertible Preferred Stock Issued in Exchange of Series A Convertible Preferred Stock

On January 9, 2025, the Company entered into an exchange agreement with Wenzhao Lu, the Company’s chairman of the Board of Directors, pursuant to which Mr. Lu exchanged 9,000 shares of Series A Preferred Stock of the Company, having a carrying value of $9,000,000, for 5,000 shares of Series D Preferred Stock of the Company. The Company determined that the exchange of the Series A Preferred Stock for the Series D Preferred Stock resulted in the extinguishment of the Series A Preferred Stock. As a result, the difference between the carrying amount of the Series A Preferred Stock and the fair value of the Series D Preferred Stock of $162,473 was recognized as a deemed contribution in the six months ended June 30, 2025 that increased additional paid-in capital and income available to common shareholders in calculating earnings per share (See Note 10 - Series D Convertible Preferred Stock Issued in Exchange of Series A Convertible Preferred Stock).

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

As of December 31, 2024, 9,000 shares of Series A Preferred Stock were issued and outstanding. On January 9, 2025, the Company entered into an exchange agreement with Wenzhao Lu, the Company’s chairman of the Board of Directors, pursuant to which Mr. Lu exchanged 9,000 shares of Series A Preferred Stock of the Company for 5,000 shares of Series D Preferred Stock of the Company (See Note 10 - Series D Convertible Preferred Stock Issued in Exchange of Series A Convertible Preferred Stock). As of June 30, 2025, there were no shares of Series A Preferred Stock remain outstanding.

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

Fundamental Transaction. If, at any time while the Series B Preferred Stock is outstanding, (i) the Company, directly or indirectly, in one or more related transactions effects any merger or consolidation of the Company with or into another Person, (ii) the Company (and all of its subsidiaries, taken as a whole), directly or indirectly, effects any sale, lease, license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets in one or a series of related transactions, (iii) any, direct or indirect, purchase offer, tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of the Company’s common stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of fifty percent (50%) or more of the outstanding common stock, (iv) the Company, directly or indirectly, in one or more related transactions effects any reclassification, reorganization or recapitalization of the common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property, or (v) the Company, directly or indirectly, in one or more related transactions consummates a Fundamental Transaction, then, at the closing of such Fundamental Transaction, without any action on the part of the Series B Holder, the Series B Holder shall have the right to receive, for each conversion share that would have been issuable upon such conversion immediately prior to the occurrence of such Fundamental Transaction (without regard to any limitation in the Series B Certificate of Designations on the conversion of the Series B Preferred Stock), the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and/or any Alternate Consideration receivable as a result of such Fundamental Transaction by a holder of the number of shares of common stock for which the Series B Preferred Stock is convertible immediately prior to such Fundamental Transaction (without regard to the limitations set forth in the Series B Certificate of Designations on the conversion of the Series B Preferred Stock). For purposes of any such conversion, the determination of the conversion price of the Series B Preferred Stock shall be appropriately adjusted to apply to such Alternate Consideration based on the amount of Alternate Consideration issuable in respect of one share of common stock in such Fundamental Transaction, and the Company shall apportion the conversion price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of common stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the Series B Holder shall be given the same choice as to the Alternate Consideration it receives upon such Fundamental Transaction..

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Series B Convertible Preferred Stock (continued)

As of December 31, 2024, 11,000 shares of Series B Preferred Stock were issued and outstanding. During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company for cash and the surrender of its Series B Preferred Stock having a carrying value of $11,000,000. Pursuant to the terms of the Redemption Agreement, all shares of the Company’s Series B Preferred Stock previously issued to SCBC Holdings LLC as partial consideration for the equity interests of Laboratory Services MSO, were permanently surrendered and relinquished to the Company for no additional consideration (See Note 10 - Series B Convertible Preferred Stock Extinguished Related to Sale of Equity Method Investment). As of June 30, 2025, there were no shares of Series B Preferred Stock remain outstanding.

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

Each share of Series C Preferred Stock shall be convertible into common stock (the “Series C Conversion Shares”) at a conversion per share equal to $2.41, at the option of the holder, at any time after the later of (i) the date of the shareholder approval of the issuance of the Series C Conversion Shares pursuant to the rules of the Nasdaq Stock Market and (ii) the one year anniversary of the date of the first issuance of any shares of the Series C Preferred Stock. In addition, the holder shall not have the right to convert any portion of the Series C Preferred Stock if, after giving effect to the conversion, such holder (together with its affiliates) would beneficially own in excess of 19.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of the respective Series C Conversion Shares. On May 29, 2025, the Company filed a certificate of amendment to the Series C Certificate of Designations, pursuant to which the beneficial ownership limitation of 19.99% was amended to 4.99%.

As of both June 30, 2025 and December 31, 2024, 3,500 shares of Series C Preferred Stock were issued and outstanding.

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

As of June 30, 2025, 5,000 shares of Series D Preferred Stock were issued and outstanding.

Series D Convertible Preferred Stock Issued in Exchange of Series A Convertible Preferred Stock

On January 9, 2025, the Company entered into an exchange agreement with Wenzhao Lu, the Company’s chairman of the Board of Directors, pursuant to which Mr. Lu exchanged 9,000 shares of Series A Preferred Stock of the Company, having a carrying value of $9,000,000, for 5,000 shares of Series D Preferred Stock of the Company. The Company determined that the exchange of the Series A Preferred Stock for the Series D Preferred Stock resulted in the extinguishment of the Series A Preferred Stock. As a result, the difference between the carrying amount of the Series A Preferred Stock and the fair value of the Series D Preferred Stock of $162,473 was recognized as a deemed contribution in the six months ended June 30, 2025 that increased additional paid-in capital and income available to common shareholders in calculating earnings per share.

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

Common Shares Issued for Services

During the six months ended June 30, 2025, the Company issued a total of 192,278 shares of its common stock for services rendered and to be rendered. These shares were valued at $857,432, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $780,624 for the six months ended June 30, 2025 and reduced accrued liabilities of $42,385 and recorded prepaid expense of $34,423 as of June 30, 2025 which will be amortized over the rest of corresponding service periods.

Common Shares Issued for Warrant Exercise

In March and April 2025, pursuant to the terms of related warrant agreements, the Company issued an aggregate of 429,181 shares of its common stock upon cashless exercise of warrants.

Common Shares Issued for Debt Conversion

On May 29, 2025, the Company and the June 2024 Convertible Note holder entered into that certain waiver, pursuant to which, in June 2025, the investor converted its June 2024 Convertible Note in the principal amount of $120,402 and unpaid interest of $164,711 into 285,113 shares of common stock of the Company at a per share price of $1.00 (see Note 6).

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at June 30, 2025:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2025	Weighted Average Exercise Price
$2.93 – 31.20	15,419	3.33	$6.49	14,089	$6.80
48.75 – 123.00	19,317	1.65	78.87	19,317	78.87
154.50 – 264.00	9,765	3.62	214.43	9,765	214.43
$2.93 – 264.00	44,501	2.66	$83.54	43,171	$86.01

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Options (continued)

Stock option activity for the six months ended June 30, 2025 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2025	52,479	$85.45
Granted	2,665	3.26
Expired / cancelled / forfeited	(10,643)	(72.85)
Outstanding at June 30, 2025	44,501	$83.54
Options exercisable at June 30, 2025	43,171	$86.01
Options expected to vest	1,330	$3.26

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at June 30, 2025 was $0.

The fair values of options granted during the six months ended June 30, 2025 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 105.10%, risk-free rate of 4.29%, annual dividend yield of 0%, and expected life of 3.00 years. The aggregate fair value of the options granted during the six months ended June 30, 2025 was $6,115.

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

For the three months ended June 30, 2025 and 2024, stock-based compensation expense (adjustment) associated with stock options granted amounted to $(28,085) and $12,256, of which, $4,454 and $4,488 was recorded as compensation and related benefits, and $(32,539) and $7,768 was recorded as professional fees, respectively.

For the six months ended June 30, 2025 and 2024, stock-based compensation expense (adjustment) associated with stock options granted amounted to $(18,926) and $25,789, of which, $9,312 and $9,591, respectively, was recorded as compensation and related benefits, and $(28,238) and $16,198 was recorded as professional fees, respectively.

A summary of the status of the Company’s nonvested stock options granted as of June 30, 2025 and changes during the six months ended June 30, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2025	5,943	$11.54
Granted	2,665	3.26
Cancelled	(1,853)	(27.40)
Vested	(5,425)	(4.08)
Nonvested at June 30, 2025	1,330	$3.26

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Warrants (Except Pre-Funded Warrants)

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at June 30, 2025:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2025	Weighted Average Exercise Price
$7.50 – 37.50	86,593	3.93	$8.01	86,593	$8.01
67.50	889	2.93	67.50	889	67.50
187.50	8,264	1.81	187.50	8,264	187.50
$7.50 – 187.50	95,746	3.74	$24.06	95,746	$24.06

Stock warrant activity for the six months ended June 30, 2025 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2025	182,996	$21.37
Exercised	(87,250)	(18.41)
Outstanding and exercisable at June 30, 2025	95,746	$24.06

The aggregate intrinsic value of both stock warrants outstanding and stock warrants exercisable at June 30, 2025 was $0.

Warrants Exercised in March and April 2025

In March and April 2025, pursuant to the terms of related warrant agreements, the Company issued an aggregate of 429,181 shares of its common stock upon cashless exercise of warrants.

A summary of the status of the Company’s nonvested stock warrants issued as of June 30, 2025 and changes during the six months ended June 30, 2025 is presented below:

	Number of Warrants	Weighted Average Exercise Price
Nonvested at January 1, 2025	80,000	$7.50
Vested	80,000	7.50
Nonvested at June 30, 2025	-	$-

Pre-Funded Warrants

As of June 30, 2025, there were 150,000 pre-funded warrants outstanding with an exercise price of $0.01 per share. There was no activity related to these warrants during the six months ended June 30, 2025.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – STATUTORY RESERVE AND RESTRICTED NET ASSETS (continued)

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the six months ended June 30, 2025 as it incurred net loss in the period. As of both June 30, 2025 and December 31, 2024, the restricted amount as determined pursuant to PRC statutory laws totaled $6,578.

Relevant PRC laws and regulations restrict the Company’s PRC subsidiary, Avalon Shanghai, from transferring a portion of its net assets, equivalent to its statutory reserve and its share capital, to the Company’s shareholders in the form of loans, advances or cash dividends. Only PRC entity’s accumulated profit may be distributed as dividend to the Company’s shareholders without the consent of a third party. As of both June 30, 2025 and December 31, 2024, total restricted net assets amounted to $1,206,578.

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

NOTE 13 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2025	2024	2025	2024
A	28%	29%	28%	29%
B	17%	18%	17%	18%
C	11%	12%	11%	12%

One customer, which is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at June 30, 2025, accounted for 86.0% of the Company’s total outstanding rent receivable at June 30, 2025.

One customer, which is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at December 31, 2024, accounted for 76.9% of the Company’s total outstanding rent receivable at December 31, 2024.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three and six months ended June 30, 2025 and 2024.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SEGMENT INFORMATION

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally.

During the three months ended June 30, 2025, the management reporting structure was composed of one strategic business unit, mainly organized by service, led by the Company’s President and Chief Executive Officer, who is its CODM. Using the accounting guidance on segment reporting, the Company determined that its one operating segment was aligned with its one reportable segment corresponding to its strategic business unit.

During the six months ended June 30, 2025, the management reporting structure was composed of two strategic business units, mainly organized by services, led by the Company’s President and Chief Executive Officer, who is its CODM. Using the accounting guidance on segment reporting, the Company determined that its two operating segments were aligned with its two reportable segments corresponding to its strategic business units.

During the three and six months ended June 30, 2024, the management reporting structure was composed of two strategic business units, mainly organized by services, led by the Company’s President and Chief Executive Officer, who is its CODM. Using the accounting guidance on segment reporting, the Company determined that its two operating segments were aligned with its two reportable segments corresponding to its strategic business units.

On February 9, 2023, the Company purchased 40% of Lab Services MSO. During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company. During the three months ended June 30, 2025, the Company operated in one reportable business segment: the real property operating segment. During the six months ended June 30, 2025, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment (which ended on February 26, 2025) since Lab Services MSO’s operating results were regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. During the three and six months ended June 30, 2024, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment since Lab Services MSO’s operating results were regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The Company regularly reviewed the operating results and performance of Lab Services MSO, which was the Company’s equity method investee.

The accounting policies for the segments are the same as those described in Note 3. Our reportable segments are aligned principally around the differences in services. Real property operating income is calculated by subtracting real property operating expenses from real property rental revenue; income from equity method investment – Lab Services MSO is calculated by subtracting amortization of intangible assets acquired from acquisition from the Company’s share of Lab Services MSO’s net income. The assets and certain expenses related to corporate activities are not allocated to the segments.

Information with respect to these reportable business segments for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30, 2025
	Real Property Operations	Corporate / Other	Total
Real property rental revenue	$350,406	$-	$350,406
Real property operating expenses	(251,077)	-	(251,077)
Real property operating income	99,329	-	99,329
Other operating expenses	(78,800)	(3,908,516)	(3,987,316)
Other (expense) income:			-
Interest expense	(194,307)	(863,357)	(1,057,664)
Loss on extinguishment of debt	-	(9,076,587)	(9,076,587)
Other (expense) income	(209)	563,849	563,640
Net loss	$(173,987)	$(13,284,611)	$(13,458,598)

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SEGMENT INFORMATION (continued)

	Three Months Ended June 30, 2024
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$327,887	$-	$-	$327,887
Real property operating expenses	(285,488)	-	-	(285,488)
Real property operating income	42,399	-	-	42,399
Loss from equity method investment - Lab Services MSO	-	(329,337)	-	(329,337)
Other operating expenses	(94,054)	-	(1,123,371)	(1,217,425)
Other (expense) income:
Interest expense	(194,307)	-	(613,554)	(807,861)
Other (expense) income	(148)	-	180,346	180,198
Net loss	$(246,110)	$(329,337)	$(1,556,579)	$(2,132,026)

	Six Months Ended June 30, 2025
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$700,206	$-	$-	$700,206
Real property operating expenses	(531,467)	-	-	(531,467)
Real property operating income	168,739	-	-	168,739
Income from equity method investment - Lab Services MSO	-	392,677	-	392,677
Other operating expenses	(169,562)	-	(6,086,616)	(6,256,178)
Other (expense) income:
Interest expense	(388,614)	-	(1,229,068)	(1,617,682)
Loss on extinguishment of debt	-	-	(9,076,587)	(9,076,587)
Other income	19	-	448,303	448,322
Net (loss) income	$(389,418)	$392,677	$(15,943,968)	$(15,940,709)

	Six Months Ended June 30, 2024
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$642,475	$-	$-	$642,475
Real property operating expenses	(548,614)	-	-	(548,614)
Real property operating income	93,861	-	-	93,861
Loss from equity method investment - Lab Services MSO	-	(221,868)	-	(221,868)
Other operating expenses	(208,341)	-	(2,011,077)	(2,219,418)
Other (expense) income:
Interest expense	(388,614)	-	(938,254)	(1,326,868)
Other (expense) income	(144)	-	174,898	174,754
Net loss	$(503,238)	$(221,868)	$(2,774,433)	$(3,499,539)

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SEGMENT INFORMATION (continued)

Identifiable long-lived tangible assets at June 30, 2025 and December 31, 2024	June 30, 2025	December 31, 2024
Real property operations	$6,945,877	$7,034,335
Corporate/Other	1,015	1,298
Total	$6,946,892	$7,035,633

Identifiable long-lived tangible assets at June 30, 2025 and December 31, 2024	June 30, 2025	December 31, 2024
United States	$6,945,877	$7,034,335
China	1,015	1,298
Total	$6,946,892	$7,035,633

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and its property is not subject to, any material legal proceedings, except as set forth below.

On October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016 and violation of Ohio Uniform Trade Secrets Act. The Company, Genexosome and the Research Institute entered into a Settlement Agreement dated June 7, 2022 (the “Settlement Date”) whereby the Company agreed to pay the Research Institute $450,000 on each of the sixty-day, one year and two-year anniversaries of the Settlement Date. In addition, the Company agreed to pay the Research Institute 30% of the Company’s initial pre-tax profit of $3,333,333, 20% of the Company’s second pre-tax profit of $3,333,333 and 10% of the Company’s third pre-tax profit of $3,333,333. The parties provided a mutual release as well. As of both June 30, 2025 and December 31, 2024, the accrued litigation settlement amounted to $373,450.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases Commitment

The Company is a party to leases for office space. These lease agreements expire through December 2026. Rent expense under all operating leases amounted to approximately $59,000 and $64,000 for the six months ended June 30, 2025 and 2024, respectively.

Supplemental cash flow information related to leases for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$45,563	$48,085
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$127,486	$-

The following table summarizes the lease term and discount rate for the Company’s operating lease as of June 30, 2025:

Operating Lease
Weighted average remaining lease term (in years)	1.50
Weighted average discount rate	13.0%

The following table summarizes the maturity of lease liabilities under operating lease as of June 30, 2025:

For the Twelve-month Period Ending June 30:	Operating Lease
2026	$78,000
2027	36,000
2028 and thereafter	-
Total lease payments	114,000
Amount of lease payments representing interest	(9,405)
Total present value of operating lease liabilities	$104,595

Current portion	$69,573
Long-term portion	35,022
Total	$104,595

Joint Venture – Avactis Biosciences Inc.

On July 18, 2018, the Company formed a wholly owned subsidiary, Avactis Biosciences Inc. (“Avactis”), a Nevada corporation, which focuses on accelerating commercial activities related to cellular therapies as well as cellular immunotherapy including CAR-T, CAR-NK, TCR-T and others. When formed, Avactis was designed to integrate and optimize the Company’s global scientific and clinical resources to further advance the use of cellular therapies to treat certain cancers; however the Company is no longer pursuing any commercial activities with respect to cellular immunotherapy and CAR-T, in particular. Commencing on April 6, 2022, the Company owns 60% of Avactis and Arbele Biotherapeutics Limited (“Arbele Biotherapeutics”) owns 40% of Avactis. Avactis owns 100% of the capital stock of Avactis Nanjing Biosciences Ltd., a company incorporated in the PRC on May 8, 2020 (“Avactis Nanjing”), which only owns a patent and is not considered an operating entity and is in the process of being dissolved.

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

In addition, the Company is responsible for contributing registered capital of RMB 5,000,000 (approximately $0.7 million) for working capital purposes as required by local regulation, which is not required to be contributed immediately and will be contributed subject to the Company’s discretion. As of the date hereof, Avactis’ activities have been limited to that of a patent holding company and there is no other activity or planned contributions in the rest of 2025 or into the foreseeable future. Avactis Biosciences, Inc and Avactis Nanjing are not considered operating entities and are in the process of being dissolved.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Convertible Promissory Notes Issuance

On July 3, 2025, the Company issued two convertible promissory notes to two accredited investors on identical terms. Each note had a principal amount of $100,000, bears a one-time interest charge of $30,000, and matures nine months from the date of issuance. In addition, the Company issued an aggregate of 10,000 shares of its common stock to these two investors as a commitment fee.

Common Stock Sold for Cash

On July 14, 2025, the Company entered into that certain securities purchase agreement with an accredited investor, Brown Stone Capital Ltd. (“Brown Stone”), pursuant to which the Company agreed to issue and sell to Brown Stone 121,200 shares of the Company’s common stock and pre-funded warrants to purchase 354,300 shares of the Company’s common stock in exchange for $475,500. The total number of shares of the Company’s common stock issuable pursuant to the pre-funded warrants is 354,300 shares. The closing of the transaction occurred on July 17, 2025, which is when the Company received net proceeds of $450,500 after deducting offering expenses.

Series C Convertible Preferred Stock Sold for Cash

On July 21, 2025, the Company entered into that certain securities purchase agreement with Mast Hill, pursuant to which the Company agreed to issue and sell to Mast Hill 300 shares of Series C Convertible Preferred Stock for up to an aggregate of $300,000, which is equal to $1,000 per share. The Company received net proceeds of $290,000 at the closing after deducting offering expenses.

Waiver

On July 28, 2025, the Company entered into a waiver with Mast Hill with respect to June 2024 Convertible Note. The waiver provides for an extension of the maturity date of the June 2024 Convertible Note to August 31, 2025.

Common Shares Issued for Services

During the period from July 1, 2025 through August 13, 2025, the Company issued a total of 314,216 shares of its common stock for services rendered and to be rendered.

Common Shares Issued for Debt Conversion

During the period from July 1, 2025 through August 13, 2025, an investor converted its convertible note in the principal amount of $1,015,052 and unpaid interest of $25,557 into 1,040,609 shares of common stock of the Company at a per share price of $1.00.

Litigation

On or about July 22, 2025, the Company filed a lawsuit in the Court of Chancery of the State of Delaware against Laboratory Services MSO, LLC and certain affiliates. The Company has asserted a variety of claims, including breach of contract, arising out of its prior transactions with the defendants, including the Redemption and Abandonment Agreement, dated as of February 26, 2025. The time for the defendants to respond to the Complaint has not yet expired. The parties have agreed to a settlement in principle and the Company expects the lawsuit to be dismissed.

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

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are developer of precision diagnostic consumer products and the advancement of intellectual property in cellular therapy. We are currently marketing the KetoAir™ breathalyzer device, which is owned and manufactured by Qi Diagnostics Limited, and plan to develop additional diagnostic uses of the breathalyzer technology. The KetoAirTM is registered with the U.S. Food and Drug Administration as a Class I medical device. We also continue to focus on advancing our intellectual property portfolio through existing patent applications. In addition, we own and operate commercial real estate at our headquarters in Freehold, NJ.

We had the following areas of focus in the three and six months ended June 30, 2025 and 2024:

Research and Development

We are focused on bringing forward the existing patent applications previously filed with the Massachusetts Institute of Technology (“MIT”). We completed a sponsored research and co-development project with MIT led by Professor Shuguang Zhang as Principal Investigator. Using the unique QTY code protein design platform, six water-soluble variant cytokine receptors have been successfully designed and tested in a laboratory to show binding affinity to the respective cytokines. We currently are focused on bringing forward the existing patent applications previously filed as part of this program. We also continue to bring forward the existing patent application previously filed with Arbele related to CAR-T cellular therapy technologies.

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

As reflected in the accompanying condensed consolidated financial statements, we had working capital deficit of approximately $14,132,000 at June 30, 2025 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $15,941,000 and $3,028,000 for the six months ended June 30, 2025, respectively.

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

Significant estimates during the three and six months ended June 30, 2025 and 2024 include the useful life of investment in real estate and intangible assets, the assumptions used in assessing impairment of long-term assets, the allowance for credit loss, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, and the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

Real Property Rental Revenue

For the three months ended June 30, 2025, we had real property rental revenue of $350,406, as compared to $327,887 for the three months ended June 30, 2024, representing an increase of $22,519, or 6.9%. For the six months ended June 30, 2025, we had real property rental revenue of $700,206, as compared to $642,475 for the six months ended June 30, 2024, representing an increase of $57,731, or 9.0%. The increase was primarily attributable to the increase in the number of tenants occupying the building in the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. We expect that our revenue from real property rental will remain at its current level with minimal increase in the near future.

Real Property Operating Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended June 30, 2025, our real property operating expenses amounted to $251,077, as compared to $285,488 for the three months ended June 30, 2024, representing a decrease of $34,411, or 12.1%. The decrease was primarily attributable to a decrease in repairs and maintenance of approximately $36,000, offset by an increase in other miscellaneous items of approximately $2,000.

For the six months ended June 30, 2025, our real property operating expenses amounted to $531,467, as compared to $548,614 for the six months ended June 30, 2024, representing a decrease of $17,147, or 3.1%. The decrease was primarily attributable to a decrease in repairs and maintenance of approximately $47,000, offset by an increase in utilities of approximately $9,000, an increase in building cleaning fee of approximately $7,000, and an increase in other miscellaneous items of approximately $14,000.

Real Property Operating Income

Our real property operating income for the three months ended June 30, 2025 was $99,329, representing an increase of $56,930, or 134.3%, as compared to $42,399 for the three months ended June 30, 2024. Our real property operating income for the six months ended June 30, 2025 was $168,739, representing an increase of $74,878, or 79.8%, as compared to $93,861 for the six months ended June 30, 2024. The increase was primarily attributable to the increase in real property rental revenue and the decrease in real property operating expenses as described above. We expect our real property operating income will remain at its current level with minimal increase in the near future.

Income from Equity Method Investment – Lab Services MSO

As a result of the sale of our ownership of 40% of Lab Services MSO on February 26, 2025, for the three months ended June 30, 2025, we had no income from our investment in Lab Services MSO.

For the six months ended June 30, 2025, we had income from our investment in Lab Services MSO of $392,677, which consisted of our share of Lab Services MSO’s net income of $503,833 and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $111,156. We sold our ownership of 40% of Lab Services MSO on February 26, 2025.

For the three months ended June 30, 2024, we had loss from our investment in Lab Services MSO of $329,337, which consisted of our share of Lab Services MSO’s net loss of $162,604 and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $166,733.

For the six months ended June 30, 2024, we had loss from our investment in Lab Services MSO of $221,868 which consisted of our share of Lab Services MSO’s net income of $111,598 and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $333,466.

Other Operating Expenses

For the three and six months ended June 30, 2025 and 2024, other operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Advertising and marketing expenses	$322,552	$62,660	$393,702	$107,660
Professional fees	1,476,013	444,458	3,167,592	886,793
Compensation and related benefits	324,027	357,233	664,447	710,804
Credit loss expense	1,650,000	-	1,650,000	-
Miscellaneous taxes	44,868	225,157	85,113	254,498
Directors and officers’ liability insurance premium	35,968	69,306	71,485	138,613
Travel and entertainment	38,321	22,086	82,982	44,409
Rent and related utilities	10,669	15,414	25,996	31,006
Other general and administrative	84,898	21,111	114,861	45,635
	$3,987,316	$1,217,425	$6,256,178	$2,219,418

●	For the three months ended June 30, 2025, advertising and marketing expenses increased by $259,892, or 414.8%, as compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, advertising and marketing expenses increased by $286,042, or 265.7%, as compared to the six months ended June 30, 2024. The increase was primarily due to increased advertising activities in the three and six months ended June 30, 2025. We expect that our advertising and marketing expenses will likely remain at its current quarterly level with minimal increase in the near future.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, fairness opinion charge, valuation service fees and other fees. For the three months ended June 30, 2025, professional fees increased by $1,031,555, or 232.1%, as compared to the three months ended June 30, 2024, which was primarily attributable to an increase in consulting fees of approximately $499,000, mainly due to the increase in use of consulting service providers related to our potential merger with YOOV Group Holding Limited, a business company incorporated in the British Virgin Islands (“YOOV”), an increase in accounting fees of approximately $392,000, mainly due to the increased accounting services related to our potential merger with YOOV, and an increase in legal service fees of approximately $165,000, mainly due to the increased legal services related to our potential merger with YOOV, offset by a decrease in other miscellaneous items of approximately $24,000. For the six months ended June 30, 2025, professional fees increased by $2,280,799, or 257.2%, as compared to the six months ended June 30, 2024, which was primarily attributable to an increase in consulting fees of approximately $1,216,000, mainly due to the increase in use of consulting service providers related to our potential merger with YOOV, an increase in accounting fees of approximately $417,000, mainly due to the increased accounting services related to our potential merger with YOOV, an increase in legal service fees of approximately $664,000, mainly due to the increased legal services related to our potential merger with YOOV, and an increase in fairness opinion charge of approximately $129,000 resulting from the increased fairness opinion services related to our potential merger with YOOV, offset by a decrease in audit fees of approximately $114,000, mainly due to our switching to a different audit service provider, resulting in a lower audit fee, and a decrease in other miscellaneous items of approximately $31,000. We expect that our professional fees will decrease in the near future.

●	For the three months ended June 30, 2025, compensation and related benefits decreased by $33,206, or 9.3%, as compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, compensation and related benefits decreased by $46,357, or 6.5%, as compared to the six months ended June 30, 2024. The decrease was primarily attributable to the decreased compensation for our executive officer, David Jin. We expect that our compensation and related benefits will likely remain at its current quarterly level with minimal increase in the near future.

●	For the three and six months ended June 30, 2025, we recorded credit loss expense of $1,650,000. Based on our periodic review of receivable from sale of equity method investment balance, we adjusted the allowance for credit loss after considering management’s evaluation of the collectability of the receivable balance, including the analysis of subsequent collection, age of the balance, Lab Services MSO’s collection history, and recent economic events. For the three and six months ended June 30, 2024, we did not record any credit loss expense.

●	For the three months ended June 30, 2025, miscellaneous taxes decreased by $180,289, or 80.1%, as compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, miscellaneous taxes decreased by $169,385, or 66.6%, as compared to the six months ended June 30, 2024. The decrease was primarily attributable to decreased Delaware state franchise tax. We expect that our miscellaneous taxes will remain relatively steady, with minimal increase, in the near future.

●	For the three months ended June 30, 2025, directors’ and officers’ liability insurance premium decreased by $33,338, or 48.1%, as compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, directors’ and officers’ liability insurance premium decreased by $67,128, or 48.4%, as compared to the six months ended June 30, 2024. The decrease was mainly due to our switching to a different insurance provider, resulting in a lower premium.

●	For the three months ended June 30, 2025, travel and entertainment expense increased by $16,235, or 73.5%, as compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, travel and entertainment expense increased by $38,573, or 86.9%, as compared to the six months ended June 30, 2024. The increase was mainly due to increased business travel activities in the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024.

●	For the three months ended June 30, 2025, rent and related utilities expenses decreased by $4,745, or 30.8%, as compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, rent and related utilities expenses decreased by $5,010, or 16.2%, as compared to the six months ended June 30, 2024. The decrease was attributable to decreased rental rate in the three and six months ended June 30, 2025 as compared to the comparable periods in 2024.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, SEC registration fees, office supplies, and other miscellaneous items. For the three months ended June 30, 2025, other general and administrative expenses increased by $63,787, or 302.2%, as compared to the three months ended June 30, 2024, which was mainly attributable to an increase in SEC registration fees of approximately $48,000 related to our registration statements on Form S-4 and Form S-3, and an increase in other miscellaneous items of approximately $16,000. For the six months ended June 30, 2025, other general and administrative expenses increased by $69,226, or 151.7%, as compared to the six months ended June 30, 2024, which was mainly attributable to an increase in SEC registration fees of approximately $48,000 related to our registration statements on Form S-4 and Form S-3, and an increase in other miscellaneous items of approximately $21,000.

Loss from Operations

As a result of the foregoing, for the three months ended June 30, 2025, loss from operations amounted to $3,887,987, as compared to $1,504,363 for the three months ended June 30, 2024, representing an increase of $2,383,624, or 158.4%. As a result of the foregoing, for the six months ended June 30, 2025, loss from operations amounted to $5,694,762, as compared to $2,347,425 for the six months ended June 30, 2024, representing an increase of $3,347,337, or 142.6%.

Other (Expense) Income

Other (expense) income mainly includes third party and related party interest expense, change in fair value of derivative liability, loss on extinguishment of debt, and other miscellaneous income (expense).

Other expense, net, totaled $9,570,611 for the three months ended June 30, 2025, as compared to $627,663 for the three months ended June 30, 2024, representing an increase of $8,942,948, or 1,424.8%, which was primarily attributable to an increase in third party interest expense of approximately $260,000, mainly driven by the increase in amortization of debt discount and debt issuance costs of approximately $246,000 and the increased interest expense of approximately $14,000 from third party debts, and an increase in loss on extinguishment of debt of approximately $9,077,000 resulted from the reduction in the conversion price, offset by an increase in gain from change in fair value of derivative liability of approximately $381,000, a decrease in interest expense – related party of approximately $10,000, and a decrease in other expense of approximately $3,000.

Other expense, net, totaled $10,245,947 for the six months ended June 30, 2025, as compared to $1,152,114 for the six months ended June 30, 2024, representing an increase of $9,093,833, or 789.3%, which was primarily attributable to an increase in third party interest expense of approximately $312,000, mainly driven by the increase in amortization of debt discount and debt issuance costs of approximately $287,000 and the increased interest expense of approximately $25,000 from third party debts, and an increase in loss on extinguishment of debt of approximately $9,077,000 resulted from the reduction in the conversion price, offset by an increase in gain from change in fair value of derivative liability of approximately $235,000, a decrease in interest expense – related party of approximately $21,000, and a decrease in other expense of approximately $39,000.

Income Taxes

We did not have any income taxes expense for the three and six months ended June 30, 2025 and 2024 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $13,458,598 for the three months ended June 30, 2025, as compared to $2,132,026 for the three months ended June 30, 2024, representing an increase of $11,326,572, or 531.3%.

As a result of the factors described above, our net loss was $15,940,709 for the six months ended June 30, 2025, as compared to $3,499,539 for the six months ended June 30, 2024, representing an increase of $12,441,170, or 355.5%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to our common shareholders was $13,458,598, or $6.22 per share (basic and diluted), for the three months ended June 30, 2025, as compared to $2,132,026, or $2.85 per share (basic and diluted), for the three months ended June 30, 2024, representing an increase of $11,326,572, or 531.3%.

The net loss attributable to our common shareholders (after taking into effect $162,473 in deemed contribution) was $15,778,236, or $8.33 per share (basic and diluted), for the six months ended June 30, 2025, as compared to $3,499,539, or $4.72 per share (basic and diluted), for the six months ended June 30, 2024, representing an increase of $12,278,697, or 350.9%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Avalon Lab, and Q&A Distribution is the U.S. dollar and the functional currency of Avalon Shanghai is the Chinese Renminbi (“RMB”). The financial statements of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rate of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rate for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $104 and $2,706 for the three months ended June 30, 2025 and 2024, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $383 and a foreign currency translation loss of $214 for the six months ended June 30, 2025 and 2024, respectively. This non-cash gain/loss had the effect of decreasing/increasing our reported comprehensive loss in each respective period.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $13,458,494 and $2,129,320 for the three months ended June 30, 2025 and 2024, respectively.

As a result of our foreign currency translation adjustment, we had comprehensive loss of $15,940,326 and $3,499,753 for the six months ended June 30, 2025 and 2024, respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations as they come due and otherwise operate on an ongoing basis. At June 30, 2025 and December 31, 2024, we had a cash balance of approximately $202,000 and $2,856,000, respectively. These funds are kept in financial institutions located as follows:

Country:	June 30, 2025		December 31, 2024
United States	$199,227	98.9%	$2,844,522	99.6%
China	2,305	1.1%	11,787	0.4%
Total cash	$201,532	100.0%	$2,856,309	100.0%

The following table sets forth a summary of changes in our working capital deficit from December 31, 2024 to June 30, 2025:

	June 30,	December 31,	Changes in
	2025	2024	Amount	Percentage
Working capital deficit:
Total current assets	$933,088	$3,236,498	$(2,303,410)	(71.2)%
Total current liabilities	15,065,407	13,882,555	1,182,852	8.5%
Working capital deficit	$(14,132,319)	$(10,646,057)	$(3,486,262)	32.7%

Our working capital deficit increased by $3,486,262 to $14,132,319 at June 30, 2025 from $10,646,057 at December 31, 2024. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $2,655,000, an increase in accrued professional fees of approximately $972,000 which was mainly attributable to the increase in professional services related to our potential merger with YOOV, an increase in accrued payroll liability and compensation of approximately $232,000, an increase in advance from pending sale of noncontrolling interest – related party of approximately $150,000 resulting from advance received in connection with the membership interest purchase agreement entered into in November 2023 in six months ended June 30, 2025, an increase in stock subscription liability of $150,000 resulting from the securities purchase agreement signed in June 2025, and an increase in convertible note payable, net, of approximately $323,000 driven by the amortization of debt discount and debt issuance costs of approximately $443,000 in the six months ended June 30, 2025 which was offset by the conversion of principal of approximately $120,000 into our common stock in the six months ended June 30, 2025, offset by an increase in prepaid expense and other current assets of approximately $347,000 mainly due to the increase in prepaid professional fees of approximately $271,000 and the increase in deferred offering costs of approximately $85,000, a decrease in accrued liabilities and other payables of approximately $128,000 driven by payments made to our vendors in the six months ended June 30, 2025, and a decrease in accrued liabilities and other payables – related parties of approximately $633,000 which was extinguished upon our sale of equity method investment in the first quarter of 2025.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flows for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

The following summarizes the key components of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(3,027,822)	$(1,997,616)
Net cash provided by (used in) investing activities	95,000	(100,000)
Net cash provided by financing activities	277,636	2,010,577
Effect of exchange rate on cash	409	2,211
Net decrease in cash	$(2,654,777)	$(84,828)

Net cash flow used in operating activities for the six months ended June 30, 2025 was $3,027,822, which primarily reflected our consolidated net loss of approximately $15,941,000, and the non-cash item adjustments, primarily consisting of income from equity method investment of approximately $393,000, and change in fair market value of derivative liability of approximately $447,000, and the changes in operating assets and liabilities, primarily consisting of an increase in prepaid expense and other assets of approximately $255,000 which was mainly due to the increase in prepaid professional fees of approximately $237,000, offset by an increase in accrued liabilities and other payables of approximately $1,221,000 which was mainly driven by the increase in professional services related to our potential merger with YOOV in the six months ended June 30, 2025, and the non-cash item adjustments, primarily consisting of credit loss provision of $1,650,000 due to the increase in allowance for credit loss related to our receivable from sale of equity method investment in the second quarter of 2025 as discussed in elsewhere in this report, stock-based compensation and service expense of approximately $762,000, amortization of debt issuance costs and debt discount of approximately $1,124,000, and loss on extinguishment of debt of approximately $9,077,000 resulted from the reduction in the conversion price.

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

Net cash flow provided by investing activities was $95,000 for the six months ended June 30, 2025, as compared to net cash flow used in investing activities of $100,000 for the six months ended June 30, 2024. During the six months ended June 30, 2025, we received proceeds from sale of equity method investment of $95,000. During the six months ended June 30, 2024, we paid $100,000 for the acquisition of a 40% interest in Lab Services MSO.

Net cash flow provided by financing activities was $277,636 for the six months ended June 30, 2025, as compared to $2,010,577 for the six months ended June 30, 2024. During the six months ended June 30, 2025, we received proceeds from stock subscription of $150,000 and received advance from sale of noncontrolling interest in subsidiary of approximately $150,000, offset by payments made for offering costs of approximately $22,000. During the six months ended June 30, 2024, we received net proceeds from the issuance of convertible debts and warrants of approximately $3,110,000 (net of original issue discount of approximately $177,000 and cash paid for convertible note issuance costs of approximately $258,000), and an advance from the pending sale of a noncontrolling interest in a subsidiary of approximately $2,001,000, offset by repayments made for convertible debt of $3,100,000.

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

Foreign Currency Exchange Rate Risk

We ceased all operations in China in 2022, with the exception of a small administrative office. We did not during the three and six months ended June 30, 2025, and do not expect in the foreseeable future, to generate any additional revenue from PRC operations. Thus, exchange rate fluctuations between the RMB and the U.S. dollar do not, and are not expected to, have a material effect on us. For the three months ended June 30, 2025 and 2024, we had an unrealized foreign currency translation gain of approximately $100 and $2,700, respectively, because of changes in the exchange rate. For the six months ended June 30, 2025 and 2024, we had an unrealized foreign currency translation gain of approximately $400 and an unrealized foreign currency translation loss of approximately $200, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenues and operating results was not significant for the three and six months ended June 30, 2025 and 2024.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, our management, including our principal executive officer and principal financial officer, carried out an evaluation, as of June 30, 2025, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to the material weaknesses that were previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, that have not yet been remediated. Management’s plan to remediate these material weaknesses is described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

On October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016 and violation of Ohio Uniform Trade Secrets Act. The Company, Genexosome and the Research Institute entered into a settlement agreement dated June 7, 2022 (the “Settlement Date”), whereby the Company agreed to pay the Research Institute $450,000 on each of the sixty-day, one year and two-year anniversaries of the Settlement Date. In addition, the Company agreed to pay the Research Institute 30% of the Company’s initial pre-tax profit of $3,333,333, 20% of the Company’s second pre-tax profit of $3,333,333 and 10% of the Company’s third pre-tax profit of $3,333,333. The parties provided a mutual release as well.

On or about July 22, 2025, the Company filed a lawsuit in the Court of Chancery of the State of Delaware against Laboratory Services MSO, LLC and certain affiliates. The Company has asserted a variety of claims, including breach of contract, arising out of its prior transactions with the defendants, including the Redemption and Abandonment Agreement, dated as of February 26, 2025. The time for the defendants to respond to the Complaint has not yet expired. The parties have agreed to a settlement in principle and the Company expects the lawsuit to be dismissed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Shares Issued for Services

During the six months ended June 30, 2025, the Company issued a total of 192,278 shares of its common stock for services rendered and to be rendered. These shares were valued at $857,432, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $780,624 for the six months ended June 30, 2025 and reduced accrued liabilities of $42,385 and recorded prepaid expense of $34,423 as of June 30, 2025 which will be amortized over the rest of corresponding service periods.

Common Shares Issued for Warrant Exercise

In March and April 2025, pursuant to the terms of related warrant agreements, the Company issued an aggregate of 429,181 shares of its common stock upon cashless exercise of warrants.

Common Shares Issued for Debt Conversion

On May 29, 2025, the Company and June 2024 Convertible Note holder entered into that certain waiver, pursuant to which, in June 2025, the investor converted its June 2024 Convertible Note in the principal amount of $120,402 and unpaid interest of $164,711 into 285,113 shares of common stock of the Company at a per share price of $1.00.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c)	During the quarter ended June 30, 2025, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the exhibit index included herewith and are incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Amendment to the Series C Certificate of Designations (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2025).
4.1	Warrants issued by the Company to the Investor, dated as of July 14, 2025 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2025).
10.1†	Amended and Restated 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.107 to the registrant’s registration statement on Form S-4 (File No. 333-286738) filed with the SEC on April 24, 2025).
10.2	Securities Purchase Agreement, dated as of June 4, 2025, between the registrant and York Sun Investment Holding Limited (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2025).
10.3	Waiver, dated as of May 29, 2025, between the registrant and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2025).
10.4	Definitive Agreement, dated June 23, 2025, by and between Q&A Distribution LLC and Qi Diagnostics Limited (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2025).
10.5	Promissory Note, dated July 3, 2025, between the registrant and Anthony Macaluso (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 9, 2025).
10.6	Promissory Note, dated July 3, 2025, between the registrant and Lawrence Bruno (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 9, 2025).
10.7	Securities Purchase Agreement, dated as of July 14, 2025, by and between the registrant and Investor (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2025).
10.8	Registration Rights Agreement, dated as of July 14, 2025, by and between the registrant and Investor (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2025).
10.9	Securities Purchase Agreement, dated as of July 21, 2025, by and between the registrant and Investor (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 23, 2025).
10.10	Waiver by and between the registrant and Investor, dated as of July 28, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025).
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.

	By:	/s/ David K. Jin
Dated: August 14, 2025	Name:	David K. Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Ingargiola
Dated: August 14, 2025	Name:	Luisa Ingargiola
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)