Form 10-Q
period 2025-09-30
Avalon GloboCare Corp.
filed 2025-11-14
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, 4,252,009 shares of common stock, $0.0001 par value per share, were outstanding.

AVALON GLOBOCARE CORP.

FORM 10-Q

For the Quarterly Period Ended September 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$333,931	$2,856,309
Rent receivable	87,317	80,829
Receivable from sale of equity method investment	1,028,500	-
Prepaid expense and other current assets	639,285	299,360

Total Current Assets	2,089,033	3,236,498

NON-CURRENT ASSETS:
Operating lease right-of-use assets, net	83,490	4,709
Property and equipment, net	6,355	12,912
Investment in real estate, net	6,932,074	7,022,721
Equity method investments, net	-	10,636,544
Other non-current assets	17,503	71,794

Total Non-current Assets	7,039,422	17,748,680

Total Assets	$9,128,455	$20,985,178

LIABILITIES AND (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$1,320,286	$611,462
Accrued research and development fees	153,772	153,772
Accrued payroll liability and compensation	827,524	501,258
Accrued litigation settlement	363,450	373,450
Accrued liabilities and other payables	201,067	434,117
Accrued liabilities and other payables - related parties	100,000	732,916
Operating lease obligation, current portion	71,691	10,709
Advance from pending sale of noncontrolling interest - related party	3,158,078	3,108,106
Derivative liability	100,423	127,545
Stock subscription liability	150,000	-
Note payable, net	5,797,466	5,715,447
Convertible note payable, net	1,359,918	2,113,773

Total Current Liabilities	13,603,675	13,882,555

NON-CURRENT LIABILITIES:
Operating lease obligation, noncurrent portion	17,799	-

Total Non-current Liabilities	17,799	-

Total Liabilities	13,621,474	13,882,555

Commitments and Contingencies (Note 15)

(DEFICIT) EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 0 and 9,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	9,000,000
Series B Convertible Preferred Stock, 0 and 11,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	11,000,000
Series C Convertible Preferred Stock, 3,800 and 3,500 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively;Liquidation preference $3.8 million at September 30, 2025	3,790,000	3,500,000
Series D Convertible Preferred Stock, 5,000 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively; Liquidation preference $5 million at September 30, 2025	8,837,527	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,100,576 shares issued and 4,097,109 shares outstanding at September 30, 2025; 1,445,979 shares issued and 1,442,512 shares outstanding at December 31, 2024	410	145
Additional paid-in capital	87,494,414	72,023,525

Less: common stock held in treasury, at cost; 3,467 shares at September 30, 2025 and December 31, 2024	(522,500)	(522,500)
Accumulated deficit	(103,868,102)	(87,673,125)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss	(231,346)	(232,000)
Total Avalon GloboCare Corp. stockholders’ (deficit) equity	(4,493,019)	7,102,623
Noncontrolling interest	-	-

Total (Deficit) Equity	(4,493,019)	7,102,623

Total Liabilities and (Deficit) Equity	$9,128,455	$20,985,178

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

REAL PROPERTY RENTAL REVENUE	$350,099	$345,159	$1,050,305	$987,634

REAL PROPERTY OPERATING EXPENSES	234,366	245,528	765,833	794,142

REAL PROPERTY OPERATING INCOME	115,733	99,631	284,472	193,492

(LOSS) INCOME FROM EQUITY METHOD INVESTMENT - LAB SERVICES MSO	-	(447,909)	392,677	(669,777)

OTHER OPERATING EXPENSES:
Advertising and marketing expenses	249,021	144,734	642,723	252,394
Professional fees	1,248,482	303,332	4,416,074	1,190,125
Compensation and related benefits	230,384	343,360	894,831	1,054,164
Credit loss recovery	(1,650,000)	-	-	-
Other general and administrative expenses	114,039	130,257	494,476	644,418

Total Other Operating Expenses	191,926	921,683	6,448,104	3,141,101

LOSS FROM OPERATIONS	(76,193)	(1,269,961)	(5,770,955)	(3,617,386)

OTHER (EXPENSE) INCOME
Interest expense - amortization of debt discount and debt issuance costs	(31,339)	(278,811)	(1,155,310)	(1,115,433)
Interest expense - other	(236,069)	(257,722)	(729,780)	(726,776)
Interest expense - related party	-	(10,712)	-	(31,904)
Change in fair value of derivative liability	25,130	169,209	471,946	380,758
Loss on extinguishment of debt	-	-	(9,076,587)	-
Other income (expense)	64,203	(31,203)	65,709	(67,998)

Total Other Expense, net	(178,075)	(409,239)	(10,424,022)	(1,561,353)

LOSS BEFORE INCOME TAXES	(254,268)	(1,679,200)	(16,194,977)	(5,178,739)

INCOME TAXES	-	-	-	-

NET LOSS	$(254,268)	$(1,679,200)	$(16,194,977)	$(5,178,739)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	-

NET LOSS AFTER NONCONTROLLING INTEREST	(254,268)	(1,679,200)	(16,194,977)	(5,178,739)

DEEMED CONTRIBUTION ON EXCHANGE OF EQUITY INSTRUMENTS	-	-	162,473	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(254,268)	$(1,679,200)	$(16,032,504)	$(5,178,739)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted	$(0.06)	$(1.82)	$(6.10)	$(6.45)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	4,069,301	924,431	2,627,708	802,983

COMPREHENSIVE LOSS:
NET LOSS	$(254,268)	$(1,679,200)	$(16,194,977)	$(5,178,739)
OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	271	3,043	654	2,829
COMPREHENSIVE LOSS	(253,997)	(1,676,157)	(16,194,323)	(5,175,910)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(253,997)	$(1,676,157)	$(16,194,323)	$(5,175,910)

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY

For the Three and Nine Months Ended September 30, 2025

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ (Deficit) Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number of		Number of		Number of		Number of		Number of		Additional Paid-in	Number of		Accumulated	Statutory	Other Comprehensive	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	(Deficit)

Balance, January 1, 2025	9,000	$9,000,000	11,000	$11,000,000	3,500	$3,500,000	-	$-	1,445,979	$145	$72,023,525	(3,467)	$(522,500)	$(87,673,125)	$6,578	$(232,000)	$-	$7,102,623

Issuance of common stock upon cashless exercise of stock warrants	-	-	-	-	-	-	-	-	186,877	19	(19)	-	-	-	-	-	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	22,278	2	111,230	-	-	-	-	-	-	111,232

Reclassification of derivative liability to equity	-	-	-	-	-	-	-	-	-	-	18,853	-	-	-	-	-	-	18,853

Series D Convertible Preferred Stock issued in exchange of Series A Convertible Preferred Stock	(9,000)	(9,000,000)	-	-	-	-	5,000	8,837,527	-	-	162,473	-	-	-	-	-	-	-

Series B Convertible Preferred Stock extinguished related to sale of equity method investment	-	-	(11,000)	(11,000,000)	-	-	-	-	-	-	2,348,695	-	-	-	-	-	-	(8,651,305)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	9,159	-	-	-	-	-	-	9,159

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	279	-	279

Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,482,111)	-	-	-	(2,482,111)

Balance, March 31, 2025	-	-	-	-	3,500	3,500,000	5,000	8,837,527	1,655,134	166	74,673,916	(3,467)	(522,500)	(90,155,236)	6,578	(231,721)	-	(3,891,270)

Issuance of common stock upon cashless exercise of stock warrants	-	-	-	-	-	-	-	-	242,304	24	(24)	-	-	-	-	-	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	170,000	17	746,183	-	-	-	-	-	-	746,200

Reclassification of derivative liability to equity	-	-	-	-	-	-	-	-	-	-	157,676	-	-	-	-	-	-	157,676

Stock-based compensation adjustment	-	-	-	-	-	-	-	-	-	-	(28,085)	-	-	-	-	-	-	(28,085)

Conversion of convertible note payable and accrued interest into common stock	-	-	-	-	-	-	-	-	285,113	28	285,085	-	-	-	-	-	-	285,113

Loss on extinguishment of debt recognized	-	-	-	-	-	-	-	-	-	-	9,076,587	-	-	-	-	-	-	9,076,587

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	104	-	104

Net loss for the three months ended June 30, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,458,598)	-	-	-	(13,458,598)

Balance, June 30, 2025	-	-	-	-	3,500	3,500,000	5,000	8,837,527	2,352,551	235	84,911,338	(3,467)	(522,500)	(103,613,834)	6,578	(231,617)	-	(7,112,273)

Sale of Series C Convertible Preferred Stock, net	-	-	-	-	300	290,000	-	-	-	-	-	-	-	-	-	-	-	290,000

Sale of common stock and warrants, net	-	-	-	-	-	-	-	-	121,200	12	450,488	-	-	-	-	-	-	450,500

Issuance of common stock for services	-	-	-	-	-	-	-	-	314,216	32	799,322	-	-	-	-	-	-	799,354

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	3,988	-	-	-	-	-	-	3,988

Conversion of convertible note payable and accrued interest into common stock	-	-	-	-	-	-	-	-	1,302,609	130	1,302,479	-	-	-	-	-	-	1,302,609

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	-	-	-	-	10,000	1	26,799	-	-	-	-	-	-	26,800

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	271	-	271

Net loss for the three months ended September 30, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	(254,268)	-	-	-	(254,268)

Balance, September 30, 2025	-	$-	-	$-	3,800	$3,790,000	5,000	$8,837,527	4,100,576	$410	$87,494,414	(3,467)	$(522,500)	$(103,868,102)	$6,578	$(231,346)	$-	$(4,493,019)

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,194,977)	$(5,178,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	133,095	133,438
Change in straight-line rent receivable	45,965	17,345
Amortization of operating lease right-of-use asset	48,755	90,648
Stock-based compensation and service expense	1,422,978	254,802
(Income) loss from equity method investment	(392,677)	669,777
Distribution of earnings from equity method investment	-	611,888
Amortization of debt issuance costs and debt discount	1,155,310	1,115,433
Change in fair market value of derivative liability	(471,946)	(380,758)
Loss on extinguishment of debt	9,076,587	-
Changes in operating assets and liabilities:
Rent receivable	(4,634)	131,700
Security deposit	17,412	-
Deferred leasing costs	23,732	25,052
Prepaid expense and other assets	(184,630)	(54,683)
Accrued liabilities and other payables	985,228	(1,176,402)
Accrued liabilities and other payables - related parties	-	(59,846)
Operating lease obligation	(48,755)	(90,648)

NET CASH USED IN OPERATING ACTIVITIES	(4,388,557)	(3,890,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for equity interest purchase	-	(100,000)
Improvement of commercial real estate	(35,865)	-
Proceeds from sale of equity method investment	788,500	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	752,635	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt and warrants	-	3,367,750
Proceeds from issuance of convertible debt	200,000	-
Payments of convertible debt issuance costs	-	(282,700)
Repayments of convertible debt	-	(3,100,000)
Proceeds from stock subscription liability	150,000	-
Advance from pending sale of noncontrolling interest in subsidiary	49,972	2,022,445
Proceeds from issuance of convertible preferred stock	300,000	-
Payments of convertible preferred stock issuance costs	(10,000)	-
Proceeds from issuance of common stock and warrants	475,500	-
Payments of offering costs	(52,601)	-
Proceeds from equity offering	-	2,857,852
Disbursements for equity offering costs	-	(138,405)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,112,871	4,726,942

EFFECT OF EXCHANGE RATE ON CASH	673	2,848

NET (DECREASE) INCREASE IN CASH	(2,522,378)	738,797

CASH - beginning of period	2,856,309	285,400

CASH - end of period	$333,931	$1,024,197

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$702,229	$712,235

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$176,485	$28,879
Common stock issued for accrued liabilities	$42,385	$60,000
Receivable related to sale of equity method investment	$1,745,000	$-
Related party payable extinguished upon sale of equity method investment	$632,916	$-
Series B Convertible Preferred Stock extinguished related to sale of equity method investment	$11,000,000	$-
Series D Convertible Preferred Stock issued in exchange of Series A Convertible Preferred Stock	$9,000,000	$-
Warrants issued as convertible note payable finder’s fee	$-	$40,900
Warrants issued with convertible note payable recorded as debt discount	$-	$438,568
Common stock issued as convertible note payable commitment fee	$26,800	$320,546
Equity method investment payable paid by a related party	$-	$566,667
Reclassification of deferred offering costs	$-	$175,136
Settlement of derivative liability	$176,529	$-
Issuance of common stock upon cashless exercise of stock warrants	$43	$-
Initial ROU asset and lease liability	$127,486	$-
Conversion of convertible note payable and accrued interest into common stock	$1,587,722	$-
Deferred financing costs in accrued liabilities	$57,051	$-
Legal fees recorded to receivable from sale of equity method investment	$50,000	$-

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Avalon GloboCare Corp. (the “Company” or “ALBT”) was incorporated under the laws of the State of Delaware on July 28, 2014.

The Company is a developer of precision diagnostic consumer products and the advancement of intellectual property in cellular therapy. The Company is currently marketing the KetoAir™ breathalyzer device, which is owned and manufactured by Qi Diagnostics Limited, and plans to develop additional diagnostic uses of the breathalyzer technology. The KetoAirTM is registered with the U.S. Food and Drug Administration as a Class I medical device. The Company also continues to focus on advancing its intellectual property portfolio through existing patent applications. In addition, the Company owns and operates commercial real estate at its headquarters in Freehold, NJ.

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

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of September 30, 2025, the occupancy rate of the building is 98.5%.

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

On October 14, 2022, the Company formed a wholly owned subsidiary, Avalon Laboratory Services, Inc. (“Avalon Lab”), a Delaware company. On February 9, 2023, Avalon Lab purchased 40% of the issued and outstanding equity interests of Laboratory Services MSO, LLC, a private limited company formed under the laws of the State of Delaware on September 6, 2019 (“Lab Services MSO”), and its subsidiaries. Lab Services MSO, through its subsidiaries, is engaged in providing laboratory testing services. During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by Avalon Lab. Accordingly, beginning in February 2025, we no longer offer laboratory services.

On May 1, 2024, the Company formed a wholly owned subsidiary, Q&A Distribution LLC (“Q&A Distribution”), a Texas company. Q&A Distribution is engaged in distribution of KetoAir device.

On February 21, 2025, the Company formed a wholly owned subsidiary, Nexus MergerSub Limited (“Nexus”), a British Virgin Islands (“BIV”) company. There was no activity for the subsidiary since its incorporation through September 30, 2025.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these condensed consolidated financial statements as of September 30, 2025 are as follows:

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

As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of approximately $11,515,000 at September 30, 2025 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $16,195,000 and $4,389,000 for the nine months ended September 30, 2025, respectively.

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

Significant estimates during the three and nine months ended September 30, 2025 and 2024 include the useful life of investment in real estate and intangible assets, the assumptions used in assessing impairment of long-term assets, the allowance for credit loss, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the valuation of Series D convertible preferred stock (“Series D Preferred Stock”), and the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable.

Cash and Cash Equivalents

At September 30, 2025 and December 31, 2024, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2025		December 31, 2024
United States	$333,458	99.9%	$2,844,522	99.6%
China	473	0.1%	11,787	0.4%
Total cash	$333,931	100.0%	$2,856,309	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2025 and December 31, 2024.

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

Derivative liability. Derivative liability is carried at fair value and measured on an ongoing basis. The table below reflects the activity of derivative liability measured at fair value for the nine months ended September 30, 2025:

Significant Unobservable Inputs (Level 3)
Balance of derivative liability as of January 1, 2025	$127,545
Initial fair value of derivative liability attributable to Second Warrant issuance with June 2024 fund raise (see Note 6)	621,353
Gain from change in the fair value of derivative liability	(471,946)
Reclassification of additional paid-in capital upon conversion	(176,529)
Balance of derivative liability as of September 30, 2025	$100,423

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

Credit Risk and Uncertainties

The Company maintains a portion of its cash on deposits with bank and financial institution within the U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At September 30, 2025, there were no balances in excess of the federally-insured limits.

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

Receivable from Sale of Equity Method Investment

During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement (the “Redemption Agreement”), whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company for cash and the surrender of its Series B convertible preferred stock (“Series B Preferred Stock”) having a carrying value of $11,000,000. The aggregate cash amount to the Company for the redemption was $1,745,000, to be paid as follows: one payment of $95,000 at the closing of the redemption and, beginning in March 2025, monthly payments of $75,000 until December 2026. In addition, pursuant to the terms of the Redemption Agreement, all shares of the Company’s Series B Preferred Stock previously issued to SCBC Holdings LLC as partial consideration for the equity interests of Lab Services MSO, were permanently surrendered and relinquished to the Company for no additional consideration. The difference of $2,348,695 between the carrying value of the extinguished Series B Preferred Stock, the aggregate cash amount to the Company for the redemption, net of the payables due to Lab Services MSO of $632,916, totaling $13,377,916, and the carrying value of the equity method investment of $11,029,221 was accounted for as an increase to additional paid-in capital (See Note 10 - Series B Convertible Preferred Stock Extinguished Related to Sale of Equity Method Investment). Accordingly, beginning in February 2025, the Company no longer offers laboratory services.

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

On or about July 22, 2025, the Company filed a lawsuit in the Court of Chancery of the State of Delaware against Laboratory Services MSO, LLC and certain affiliates. The Company has asserted a variety of claims, including breach of contract, arising out of its prior transactions with the defendants, including the Redemption and Abandonment Agreement, dated as of February 26, 2025. The Company and Laboratory Services MSO, LLC entered into a Confidential Settlement Agreement and Mutual Release dated August 26, 2025 whereby Laboratory Services MSO, LLC agreed to pay the Company in the aggregate of $1,722,000 ($50,000 of which is for the Company’s attorneys’ fees and $22,000 of which is interest attributable to the 7th through 12th monthly payments), of which $600,000 was paid on August 29, 2025 and $1,122,000 to be paid on or before the first business day of each month, beginning September 2025 and ending August 2026, in monthly installments of $93,500. The parties provided a mutual release, as well. The case was dismissed in August 2025. As a result, for the three months ended September 30, 2025, the Company recorded a credit loss recovery of $1,650,000 to reinstate the receivable which was written-off in the second quarter of 2025. As of September 30, 2025, the reserve for credit loss amounted to $0.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had $162,473 in deemed contribution during the nine months ended September 30, 2025, which increases the numerator in the net loss per share calculation. For the three and nine months ended September 30, 2025 and 2024, potentially dilutive common shares consisted of the common shares issuable upon the conversion of convertible preferred stock and convertible notes (using the if-converted method) and exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The calculation of basic and diluted net loss per common share attributable to the Company common shareholders includes 504,300 of the pre-funded warrants that remained outstanding as of September 30, 2025.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	44,368	52,612	44,368	52,612
Warrants to purchase common stock	95,746	189,274	95,746	189,274
Series A convertible preferred stock (*)	-	60,000	-	60,000
Series B convertible preferred stock (**)	-	194,004	-	194,004
Series C convertible preferred stock (***)	1,576,763	-	1,576,763	-
Series D convertible preferred stock (****)	2,074,689	-	2,074,689	-
Convertible notes and related accrued interest (*****)	1,205,335	252,889	2,666,285	343,022
Potentially dilutive securities	4,996,901	748,779	6,457,851	838,912

(*)	Assumed the Series A convertible preferred stock (“Series A Preferred Stock”) was converted into shares of common stock of the Company at a conversion price of $150.00 per share.

(**)	Assumed the Series B convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $56.70 per share.

(***)	Assumed the Series C convertible preferred stock (“Series C Preferred Stock”) was converted into shares of common stock of the Company at a conversion price of $2.41 per share.

(****)	Assumed the Series D convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $2.41 per share.

(*****)	Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $1.00 per share for the three and nine months ended September 30, 2025. Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $67.50 and $22.50 and $15.00 and $11.25 per share for the three and nine months ended September 30, 2024.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Subscription Liability

On June 4, 2025, the Company entered into a subscription agreement with an investor, whereby 141,643 shares of common stock of the Company were subscribed for at $3.53 per share. As of September 30, 2025, the Company received proceeds of $150,000. As of September 30, 2025, these shares have not yet been issued and the proceeds of $150,000 were recorded as a share subscription liability until such time as the common shares are issued.

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

Segment Reporting

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and was mainly organized by services. During the three months ended September 30, 2025, the Company was organized into one services-oriented strategic business unit: real property rental services — which is led by our strategic business unit manager. During the nine months ended September 30, 2025, the Company was organized into two services-oriented strategic business units: real property rental services and laboratory testing services (which ended on the redemption date, February 26, 2025) — which were led by our strategic business unit managers. During the three and nine months ended September 30, 2024, the Company was organized into two services-oriented strategic business units: real property rental services and laboratory testing services — which were led by our strategic business unit managers. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance.

On February 9, 2023, the Company purchased 40% of Lab Services MSO. During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of Avalon Lab’s investment and on February 26, 2025, Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by Avalon Lab. Commencing from the purchase date, February 9, 2023, through the redemption date, February 26, 2025, the Company was active in the management of Lab Services MSO. Beginning in February 2025, we no longer offer laboratory services.

The Company’s President and Chief Executive Officer is its CODM. The Company reports operational data to its CODM at the segment level, which he uses to evaluate performance and allocate resources based on real property operating income and loss/income from equity method investment – Lab Services MSO. The Company only has one segment now.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

At September 30, 2025 and December 31, 2024, prepaid expense and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid professional fees	$384,713	$33,665
Prepaid directors’ and officers’ liability insurance premium	6,943	9,741
Prepaid NASDAQ listing fee	13,250	-
Deferred leasing costs	14,327	31,587
Security deposit	435	17,654
Due from broker	81	32,885
Finished goods	80,029	92,230
Recoverable value-added tax	10,675	9,245
Deferred offering costs	84,652	-
Others	44,180	72,353
Total	$639,285	$299,360

NOTE 5 – EQUITY METHOD INVESTMENT

As of September 30, 2025 and December 31, 2024, the equity method investments, net, amounted to $0 and $10,636,544, respectively.

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

Lab Services MSO, through its subsidiaries, was engaged in providing laboratory testing services. During the period from February 9, 2023 (date of investment) through February 26, 2025 (date of sale), Avalon Lab and an unrelated company, had an ownership interest in Lab Services MSO of 40% and 60%, respectively. Beginning in February 2025, we no longer offer laboratory services.

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

For the three months ended September 30, 2024, amortization expense of these intangible assets amounted to $166,733 which was included in loss from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss. For the period from January 1, 2025 through February 26, 2025 (date of sale) and for the nine months ended September 30, 2024, amortization expense of these intangible assets amounted to $111,156 and $500,199, respectively, which was included in income (loss) from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss.

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in the business acquisition of Lab Services MSO incurred on February 9, 2023. Goodwill is not amortized but is tested for impairment at least once annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

For the three months ended September 30, 2024, the Company’s share of Lab Services MSO’s net loss was $21,597, which was included in loss from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss.

For the period from January 1, 2025 through February 26, 2025 (date of sale) and for the nine months ended September 30, 2024, the Company’s share of Lab Services MSO’s net income was $503,833 and $90,001, respectively, which was included in income (loss) from equity method investment — Lab Services MSO in the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company classifies distributions received from its investment on Lab Services MSO using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. For the three months ended September 30, 2024, distribution of earnings from the Company’s investment on Lab Services MSO amounted to $138,635. For the period from January 1, 2025 through February 26, 2025 (date of sale) and for the nine months ended September 30, 2024, distribution of earnings from the Company’s investment on Lab Services MSO amounted to $0 and $611,888, respectively.

The table below presents the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	For the Three Months Ended September 30, 2024	For the Period from January 1, 2025 through February 26, 2025 (Date of Sale)	For the Nine Months Ended September 30, 2024
Net revenue	$3,854,502	$4,241,732	$9,918,003
Gross profit	1,412,590	2,155,760	2,727,069
Income (loss) from operation	140,108	1,513,000	(350,223)
Net (loss) income	(53,994)	1,259,582	225,001

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

On May 29, 2025, the Company and Mast Hill entered into that certain waiver (the “Waiver”), pursuant to which Mast Hill will retain all related dilutive issuance rights under Section 1.6(e) of the June 2024 Convertible Note, provided that any adjustment under Section 1.6(e) of the June 2024 Convertible Note shall be subject to a per share floor price equal to $1.00. The Company recorded a loss on extinguishment of debt of $9,076,587 as a result of the Waiver, representing the value of common stock will be issued upon conversion in excess of the common stock issuable under the original terms of the June 2024 Convertible Note.

During the period from June 1, 2025 through September 30, 2025, Mast Hill converted its June 2024 Convertible Note in the principal amount of $1,378,993 into 1,378,993 shares of common stock of the Company at a per share price of $1.00.

July 2025 Convertible Note

On July 3, 2025, the Company issued two convertible promissory notes (“July 2025 Convertible Note”) to two accredited investors on identical terms. The July 2025 Convertible Note has a principal amount of $200,000, bears a one-time interest charge of $60,000, and matures nine months from the date of issuance.

Pursuant to the terms of the July 2025 Convertible Note, beginning six months after the issue date, the two investors may convert the outstanding principal and accrued interest into shares of the Company’s common stock at a fixed conversion price of $1.00 per share, subject to certain adjustments as provided for in the July 2025 Convertible Note for stock splits, dividends, combinations, or reclassifications. The Company may prepay the July 2025 Convertible Note at any time without penalty.

As consideration for the two investors’ purchase of the July 2025 Convertible Note, the Company issued 5,000 shares of restricted common stock to each investor as a commitment fee. The Company recorded a total debt discount of $26,800 related to the common stock issued to the two investors, which will be amortized over the term of the July 2025 Convertible Note (see Note 11 - Common Shares Issued as Convertible Note Payable Commitment Fee).

The convertible notes payable as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Principal amount	$1,377,784	$2,556,777
Less: unamortized debt issuance costs	-	(93,425)
Less: unamortized debt discount	(17,866)	(349,579)
Convertible note payable, net	$1,359,918	$2,113,773

In subsequent period, Mast Hill converted its June 2024 Convertible Note in the principal amount of $146,930 into 146,930 shares of common stock of the Company at a per share price of $1.00 (See Note 16 - Common Shares Issued for Debt Conversion).

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (continued)

July 2025 Convertible Note (continued)

For the three months ended September 30, 2025 and 2024, amortization of debt discount and debt issuance costs related to convertible note payable amounted to $8,934 and $249,004, respectively, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2025 and 2024, amortization of debt discount and debt issuance costs related to convertible note payable amounted to $1,073,291 (including the initial fair value of the Second Warrant of $621,353) and $1,026,012, respectively, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the three months ended September 30, 2025 and 2024, interest expense related to convertible note payable amounted to $71,569 and $93,222, respectively, which have been included in interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2025 and 2024, interest expense related to convertible note payable amounted to $236,280 and $233,276, respectively, which have been included in interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

On May 23, 2023, the Company issued 9,000 warrants with an exercise price of $67.50 exercisable until May 23, 2028 to Mast Hill and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 9,000 warrants was classified as a derivative liability on May 23, 2023. In March 2025, 8,333 warrants held by Mast Hill were cashless exercised. On September 30, 2025, the estimated fair value of the rest of 667 warrants was $89. The estimated fair value of the warrants was computed as of September 30, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $2.38, volatility of 100.45%, risk-free rate of 3.61%, annual dividend yield of 0% and expected life of 2.6 years.

On July 6, 2023, the Company issued 222 warrants with an exercise price of $67.50 exercisable until July 6, 2028 to a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 222 warrants was classified as a derivative liability on July 6, 2023. On September 30, 2025, the estimated fair value of the 222 warrants was $36. The estimated fair value of the warrants was computed as of September 30, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $2.38, volatility of 101.36%, risk-free rate of 3.61%, annual dividend yield of 0% and expected life of 2.8 years.

On October 9, 2023, the Company issued 4,060 warrants with an exercise price of $37.50 exercisable until October 9, 2028 to Mast Hill and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 4,060 warrants was classified as a derivative liability on October 9, 2023. On March 26, 2025, 3,500 warrants held by Mast Hill were cashless exercised. On September 30, 2025, the estimated fair value of the rest of 560 warrants was $231. The estimated fair value of the warrants was computed as of September 30, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $2.38, volatility of 105.88%, risk-free rate of 3.61%, annual dividend yield of 0% and expected life of 3.0 years.

On March 7, 2024, the Company issued 9,450 warrants with an exercise price of $30.00 exercisable until March 7, 2029 to Mast Hill and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 9,450 warrants was classified as a derivative liability on March 7, 2024. On April 3, 2025, 8,750 warrants held by Mast Hill were cashless exercised. On September 30, 2025, the estimated fair value of the 700 warrants was $401. The estimated fair value of the warrants was computed as of September 30, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $2.38, volatility of 104.38%, risk-free rate of 3.61%, annual dividend yield of 0% and expected life of 3.4 years.

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

In April 2025, 66,667 warrants held by Mast Hill were cashless exercised. On September 30, 2025, the estimated fair value of the 5,333 warrants with an exercise price of $9.75 exercisable until June 5, 2029 was $5,651. The estimated fair value of the warrants was computed as of September 30, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $2.38, volatility of 102.30%, risk-free rate of 3.61%, annual dividend yield of 0% and expected life of 3.7 years. On June 5, 2025, the Second Warrant was not cancelled and was retained by Mast Hill. Accordingly, the initial fair value of the Second Warrant of $621,353 was classified as derivative liability on June 5, 2025 and recorded as interest expense – amortization of debt discount. On September 30, 2025, the estimated fair value of the 80,000 warrants with an exercise price of $7.50 exercisable until June 5, 2029 was $94,015. The estimated fair value of the warrants was computed as of September 30, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $2.38, volatility of 102.30%, risk-free rate of 3.61%, annual dividend yield of 0% and expected life of 3.7 years.

Increases or decreases in fair value of the derivative liability are included as a component of total other expense, net, in the accompanying condensed consolidated statements of operations and comprehensive loss. The changes to the derivative liability resulted in a decrease of $25,130 and $169,209 in the derivative liability and the corresponding increase in other income as a gain for the three months ended September 30, 2025 and 2024, respectively. The changes to the derivative liability resulted in a decrease of $471,946 and $380,758 in the derivative liability and the corresponding increase in other income as a gain for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 8 – NOTE PAYABLE, NET

On September 1, 2022, the Company issued a balloon promissory note in the form of a mortgage on its headquarters to a third-party company in the principal amount of $4,800,000, which carries interest of 11.0% per annum. Interest is due in monthly payments of $44,000 beginning November 1, 2022 and payable monthly thereafter until September 1, 2025 when the principal outstanding and all remaining interest is due. The principal of $4,800,000 can be extended for an additional 36 months, provided that the Company has not defaulted. The Company may not prepay the principal of $4,800,000 for a period of 12 months. The principal of $4,800,000 is secured by a first mortgage on the Company’s real property located at 4400 Route 9 South, Freehold, Monmouth County, New Jersey. On October 1, 2025, the Company entered into a Mortgage Modification and Extension Agreement extending the note term through January 1, 2026.

In May 2023, the Company borrowed $1,000,000 from the same lender. The principal of $1,000,000 accrues interest at an annual rate of 13.0% and is payable in monthly installments of interest-only in the amount of $10,833, commencing in June 2023 and continuing through October 2025 (at which point any unpaid balance of principal, interest and other charges are due and payable). The loan is secured by a second-lien mortgage on certain real property and improvements located at 4400 Route 9 South, Freehold, Monmouth County, New Jersey. On October 1, 2025, the Company entered into a Mortgage Modification and Extension Agreement extending the note term through January 1, 2026.

The note payable as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Principal amount	$5,800,000	$5,800,000
Less: unamortized debt issuance costs	(2,534)	(84,553)
Note payable, net	$5,797,466	$5,715,447

For the three months ended September 30, 2025 and 2024, amortization of debt issuance costs related to note payable amounted to $22,405 and $29,807, respectively, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the nine months ended September 30, 2025 and 2024, amortization of debt issuance costs related to note payable amounted to $82,019 and $89,421, respectively, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying condensed consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – NOTE PAYABLE, NET (continued)

For both the three months ended September 30, 2025 and 2024, interest expense related to note payable amounted to $164,500 which have been included in interest expense - other on the accompanying condensed consolidated statements of operations and comprehensive loss.

For both the nine months ended September 30, 2025 and 2024, interest expense related to note payable amounted to $493,500 which have been included in interest expense - other on the accompanying condensed consolidated statements of operations and comprehensive loss.

NOTE 9 – RELATED PARTY TRANSACTIONS

Rental Revenue from Related Party and Rent Receivable – Related Party

The Company leases space of its commercial real property located in New Jersey to D.P. Capital Investments LLC, which is controlled by Wenzhao Lu, the Company’s chairman of the Board of Directors. The term of the related party lease agreement is five years commencing on May 1, 2021 and will expire on April 30, 2026. For both the three months ended September 30, 2025 and 2024, the related party rental revenue amounted to $12,600 and has been included in real property rental revenue on the accompanying condensed consolidated statements of operations and comprehensive loss. For both the nine months ended September 30, 2025 and 2024, the related party rental revenue amounted to $37,800 and has been included in real property rental revenue on the accompanying condensed consolidated statements of operations and comprehensive loss.

Services Provided by Related Party

From time to time, Wilbert Tauzin, a director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $15,000 and $10,738 for the three months ended September 30, 2025 and 2024, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. As compensation for professional services provided, the Company recognized consulting expenses of $45,794 and $48,004 for the nine months ended September 30, 2025 and 2024, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2025 and December 31, 2024, the accrued and unpaid services charge related to this director’s son amounted to $2,733 and $15,000, respectively, which have been included in accrued professional fees on the accompanying condensed consolidated balance sheets.

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Beijing Jieteng (Genexosome) Biotech Co., Ltd. (“Beijing GenExosome”) for a cash payment of $450,000. As of both September 30, 2025 and December 31, 2024, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

From time to time, Lab Services MSO paid shared expense on behalf of the Company. In addition, Lab Services MSO made a payment of $566,667 for equity method investment payable on behalf of the Company in 2024. During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company for cash and the surrender of its Series B Preferred Stock having a carrying value of $11,000,000. The aggregate cash amount to the Company for the redemption was $1,745,000. In addition, pursuant to the terms of the Redemption Agreement, all shares of the Company’s Series B Preferred Stock previously issued to SCBC Holdings LLC as partial consideration for the equity interests of Laboratory Services MSO, were permanently surrendered and relinquished to the Company for no additional consideration. The difference of $2,348,695 between the carrying value of the extinguished Series B Preferred Stock, the aggregate cash amount to the Company for the redemption, net of payables due to Lab Services MSO of $632,916, totaling $13,377,916, and the carrying value of the equity method investment of $11,029,221 was accounted for as an increase to additional paid-in capital (See Note 10 - Series B Convertible Preferred Stock Extinguished Related to Sale of Equity Method Investment). As of September 30, 2025 and December 31, 2024, the balance due to Lab Services MSO amounted to $0 and $632,916, respectively, which has been included in accrued liabilities and other payables — related parties on the accompanying condensed consolidated balance sheets.

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

The Company received $3,158,078 and $3,108,106 from Mr. Lu as of September 30, 2025 and December 31, 2024, respectively, which was recorded as advance from pending sale of noncontrolling interest – related party on the accompanying condensed consolidated balance sheets. The Acquisition is expected to close in the first quarter of 2026.

Series D Convertible Preferred Stock Issued in Exchange of Series A Convertible Preferred Stock

On January 9, 2025, the Company entered into an exchange agreement with Wenzhao Lu, the Company’s chairman of the Board of Directors, pursuant to which Mr. Lu exchanged 9,000 shares of Series A Preferred Stock of the Company, having a carrying value of $9,000,000, for 5,000 shares of Series D Preferred Stock of the Company. The Company determined that the exchange of the Series A Preferred Stock for the Series D Preferred Stock resulted in the extinguishment of the Series A Preferred Stock. As a result, the difference between the carrying amount of the Series A Preferred Stock and the fair value of the Series D Preferred Stock of $162,473 was recognized as a deemed contribution in the nine months ended September 30, 2025 that increased additional paid-in capital and income available to common shareholders in calculating earnings per share (See Note 10 - Series D Convertible Preferred Stock Issued in Exchange of Series A Convertible Preferred Stock).

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

As of December 31, 2024, 9,000 shares of Series A Preferred Stock were issued and outstanding. On January 9, 2025, the Company entered into an exchange agreement with Wenzhao Lu, the Company’s chairman of the Board of Directors, pursuant to which Mr. Lu exchanged 9,000 shares of Series A Preferred Stock of the Company for 5,000 shares of Series D Preferred Stock of the Company (See Note 10 - Series D Convertible Preferred Stock Issued in Exchange of Series A Convertible Preferred Stock). As of September 30, 2025, there were no shares of Series A Preferred Stock remain outstanding.

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

As of December 31, 2024, 11,000 shares of Series B Preferred Stock were issued and outstanding. During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company for cash and the surrender of its Series B Preferred Stock having a carrying value of $11,000,000. Pursuant to the terms of the Redemption Agreement, all shares of the Company’s Series B Preferred Stock previously issued to SCBC Holdings LLC as partial consideration for the equity interests of Lab Services MSO, were permanently surrendered and relinquished to the Company for no additional consideration (See Note 10 - Series B Convertible Preferred Stock Extinguished Related to Sale of Equity Method Investment). As of September 30, 2025, there were no shares of Series B Preferred Stock remain outstanding.

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

As of September 30, 2025 and December 31, 2024, 3,800 and 3,500 shares of Series C Preferred Stock were issued and outstanding, respectively.

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

As of September 30, 2025, 5,000 shares of Series D Preferred Stock were issued and outstanding.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Series D Convertible Preferred Stock Issued in Exchange of Series A Convertible Preferred Stock

On January 9, 2025, the Company entered into an exchange agreement with Wenzhao Lu, the Company’s chairman of the Board of Directors, pursuant to which Mr. Lu exchanged 9,000 shares of Series A Preferred Stock of the Company, having a carrying value of $9,000,000, for 5,000 shares of Series D Preferred Stock of the Company. The Company determined that the exchange of the Series A Preferred Stock for the Series D Preferred Stock resulted in the extinguishment of the Series A Preferred Stock. As a result, the difference between the carrying amount of the Series A Preferred Stock and the fair value of the Series D Preferred Stock of $162,473 was recognized as a deemed contribution in the nine months ended September 30, 2025 that increased additional paid-in capital and income available to common shareholders in calculating earnings per share.

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

Series B Convertible Preferred Stock Extinguished Related to Sale of Equity Method Investment

During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company for cash and the surrender of its Series B Preferred Stock having a carrying value of $11,000,000. The aggregate cash amount to the Company for the redemption was $1,745,000. In addition, pursuant to the terms of the Redemption Agreement, all shares of the Company’s Series B Preferred Stock previously issued to SCBC Holdings LLC as partial consideration for the equity interests of Laboratory Services MSO, were permanently surrendered and relinquished to the Company for no additional consideration. The difference of $2,348,695 between the carrying value of the extinguished Series B preferred stock, the aggregate cash amount to the Company for the redemption, net of payables due to Lab Services MSO of $632,916, totaling $13,377,916, and the carrying value of the equity method investment of $11,029,221 was accounted for as an increase to additional paid-in capital.

Series C Convertible Preferred Stock Sold for Cash

In July 2025, the Company sold 300 shares of Series C Convertible Preferred Stock and received net proceeds of $290,000 after deducting offering expenses of $10,000. Each share of Series C Convertible Preferred Stock is convertible into common stock of the Company (the “Conversion Shares”) at a conversion per share equal to $2.41, which approximated the market price at the date of transaction. The Company is not required to issue any of the Company’s common stock upon conversion of the Series C Convertible Preferred Stock until the shareholder approval for such issuance is obtained by the Company.

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

Common Shares Issued for Services

During the nine months ended September 30, 2025, the Company issued a total of 506,494 shares of its common stock for services rendered and to be rendered. These shares were valued at $1,656,786, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $1,437,916 for the nine months ended September 30, 2025 and reduced accrued liabilities of $42,385 and recorded prepaid expense of $176,485 as of September 30, 2025 which will be amortized over the rest of corresponding service periods.

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

Common Shares Issued for Debt Conversion

On May 29, 2025, the Company and the June 2024 Convertible Note holder entered into that certain waiver, pursuant to which, during the period from June 1, 2025 through September 30, 2025, the investor converted its June 2024 Convertible Note in the principal amount of $1,378,993 and unpaid interest of $208,729 into 1,587,722 shares of common stock of the Company at a per share price of $1.00 (see Note 6).

Common Shares Issued as Convertible Note Payable Commitment Fee

In July 2025, the Company issued a total of 10,000 shares of its common stock as commitment fee for the purchase of July 2025 Convertible Note. These shares were valued at $26,800, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded it as debt discount (see Note 6 - July 2025 Convertible Note).

Common Shares and Warrants Sold for Cash

On July 14, 2025, the Company entered into that certain securities purchase agreement (the “Securities Purchase Agreement”), with an accredited investor, Brown Stone Capital Ltd. (the “Brown Stone”), pursuant to which the Company agreed to issue and sell to Brown Stone, upon the terms and conditions set forth in the Securities Purchase Agreement, 121,200 shares of the Company’s common stock and pre-funded warrants to purchase 354,300 shares of the Company’s common stock, in exchange for $475,500. The total number of shares of the Company’s common stock issuable pursuant to the pre-funded warrants is 354,300 shares. The closing of the transaction occurred on July 17, 2025, which is when the Company received net proceeds of $450,500 after deducting offering expenses of $25,000.

The fair value of the pre-funded warrants was $832,576 and was based on the Black-Scholes pricing model. Input assumptions used were as follows: stock price per share of $2.35, a risk-free interest rate of 4.01%; expected volatility of 91.10%; expected life of 5 years; and expected dividend yield of 0%. $354,297 of the total gross proceeds was allocated to the warrants based on the relative fair value allocation method, which has been reflected in shareholders’ equity. The warrants were classified in shareholders’ equity as the number of shares were fixed and determinable, and no other provisions precluded equity treatment. $121,203 of the total gross proceeds was allocated as the value of common shares.

The direct costs related to the issuance of the common shares and pre-funded warrants were $25,000. These direct costs were recorded as an offset against gross proceeds with $18,628 being recorded in additional paid-in capital and $6,372 being recorded in common shares on a relative fair value basis.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at September 30, 2025:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2025	Weighted Average Exercise Price
$2.93 – 31.20	15,419	3.07	$6.49	14,754	$6.64
$48.75 – 123.00	19,317	1.39	$78.87	19,317	$78.87
$154.50 – 228.00	9,632	3.42	$213.74	9,632	$213.74
$2.93 – 228.00	44,368	2.42	$83.00	43,703	$84.21

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Options (continued)

Stock option activity for the nine months ended September 30, 2025 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2025	52,479	$85.45
Granted	2,665	$3.26
Expired / cancelled / forfeited	(10,776)	$(75.21)
Outstanding at September 30, 2025	44,368	$83.00
Options exercisable at September 30, 2025	43,703	$84.21
Options expected to vest	665	$3.26

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at September 30, 2025 was $0.

The fair values of options granted during the nine months ended September 30, 2025 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 105.10%, risk-free rate of 4.29%, annual dividend yield of 0%, and expected life of 3.00 years. The aggregate fair value of the options granted during the nine months ended September 30, 2025 was $6,115.

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

For the three months ended September 30, 2025 and 2024, stock-based compensation expense associated with stock options granted amounted to $3,988 and $11,542, of which, $3,988 and $3,798 was recorded as compensation and related benefits, and $0 and $7,744 was recorded as professional fees, respectively.

For the nine months ended September 30, 2025 and 2024, stock-based compensation expense (adjustment) associated with stock options granted amounted to $(14,938) and $37,331, of which, $13,300 and $13,389, respectively, was recorded as compensation and related benefits, and $(28,238) and $23,942 was recorded as professional fees, respectively.

A summary of the status of the Company’s nonvested stock options granted as of September 30, 2025 and changes during the nine months ended September 30, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2025	5,943	$11.54
Granted	2,665	$3.26
Cancelled	(1,853)	$(27.40)
Vested	(6,090)	$(3.99)
Nonvested at September 30, 2025	665	$3.26

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Warrants (Except Pre-Funded Warrants)

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at September 30, 2025:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2025	Weighted Average Exercise Price
$7.50 – 37.50	86,593	3.68	$8.01	86,593	$8.01
$67.50	889	2.68	$67.50	889	$67.50
$187.50	8,264	1.56	$187.50	8,264	$187.50
$7.50 – 187.50	95,746	3.48	$24.06	95,746	$24.06

Common stock warrant activity for the nine months ended September 30, 2025 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2025	182,996	$21.37
Exercised	(87,250)	$(18.41)
Outstanding and exercisable at September 30, 2025	95,746	$24.06

The aggregate intrinsic value of both stock warrants outstanding and stock warrants exercisable at September 30, 2025 was $0.

Warrants Exercised in March and April 2025

In March and April 2025, pursuant to the terms of related warrant agreements, the Company issued an aggregate of 429,181 shares of its common stock upon cashless exercise of warrants.

A summary of the status of the Company’s nonvested stock warrants issued as of September 30, 2025 and changes during the nine months ended September 30, 2025 is presented below:

	Number of Warrants	Weighted Average Exercise Price
Nonvested at January 1, 2025	80,000	$7.50
Vested	80,000	$7.50
Nonvested at September 30, 2025	-	$-

Pre-Funded Warrants

The number of pre-funded warrants outstanding as of September 30, 2025 is as follows:

Description	Number Outstanding	Weighted Average Exercise Price
Pre-funded warrants issued in December 2024	150,000	$0.01
Pre-funded warrants issued in July 2025	354,300	$0.0001
Outstanding at September 30, 2025	504,300	$0.0030

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (continued)

Pre-Funded Warrants (continued)

A summary of pre-funded warrant activity during the nine months ended September 30, 2025 is as follows:

	Number of Pre-Funded Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2025	150,000	$0.01
Pre-funded warrants issued	354,300	$0.0001
Outstanding at September 30, 2025	504,300	$0.0030

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

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the nine months ended September 30, 2025 as it incurred net loss in the period. As of both September 30, 2025 and December 31, 2024, the restricted amount as determined pursuant to PRC statutory laws totaled $6,578.

Relevant PRC laws and regulations restrict the Company’s PRC subsidiary, Avalon Shanghai, from transferring a portion of its net assets, equivalent to its statutory reserve and its share capital, to the Company’s shareholders in the form of loans, advances or cash dividends. Only PRC entity’s accumulated profit may be distributed as dividend to the Company’s shareholders without the consent of a third party. As of both September 30, 2025 and December 31, 2024, total restricted net assets amounted to $1,206,578.

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

NOTE 13 - CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the three and nine months ended September 30, 2025 and 2024.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – CONCENTRATIONS (continued)

Customers (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2025	2024	2025	2024
A	29%	31%	28%	30%
B	16%	17%	17%	18%
C	11%	11%	11%	12%

One customer, which is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at September 30, 2025, accounted for 98.3% of the Company’s total outstanding rent receivable at September 30, 2025.

One customer, which is a third party, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding rent receivable at December 31, 2024, accounted for 76.9% of the Company’s total outstanding rent receivable at December 31, 2024.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three and nine months ended September 30, 2025 and 2024.

NOTE 14 – SEGMENT INFORMATION

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally.

During the three months ended September 30, 2025, the management reporting structure was composed of one strategic business unit, mainly organized by service, led by the Company’s President and Chief Executive Officer, who is its CODM. Using the accounting guidance on segment reporting, the Company determined that its one operating segment was aligned with its one reportable segment corresponding to its strategic business unit.

During the nine months ended September 30, 2025, the management reporting structure was composed of two strategic business units, mainly organized by services, led by the Company’s President and Chief Executive Officer, who is its CODM. Using the accounting guidance on segment reporting, the Company determined that its two operating segments were aligned with its two reportable segments corresponding to its strategic business units.

During the three and nine months ended September 30, 2024, the management reporting structure was composed of two strategic business units, mainly organized by services, led by the Company’s President and Chief Executive Officer, who is its CODM. Using the accounting guidance on segment reporting, the Company determined that its two operating segments were aligned with its two reportable segments corresponding to its strategic business units.

On February 9, 2023, the Company purchased 40% of Lab Services MSO. During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company. Beginning in February 2025, the Company no longer offers laboratory services. During the three months ended September 30, 2025, the Company operated in one reportable business segment: the real property operating segment. During the nine months ended September 30, 2025, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment (which ended on February 26, 2025) since Lab Services MSO’s operating results were regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. During the three and nine months ended September 30, 2024, the Company operated in two reportable business segments: (1) the real property operating segment, and (2) laboratory testing services segment since Lab Services MSO’s operating results were regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The Company regularly reviewed the operating results and performance of Lab Services MSO, which was the Company’s equity method investee.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SEGMENT INFORMATION (continued)

The accounting policies for the segments are the same as those described in Note 3. Our reportable segments are aligned principally around the differences in services. Real property operating income is calculated by subtracting real property operating expenses from real property rental revenue; income from equity method investment – Lab Services MSO is calculated by subtracting amortization of intangible assets acquired from acquisition from the Company’s share of Lab Services MSO’s net income. The assets and certain expenses related to corporate activities are not allocated to the segments. Information with respect to these reportable business segments for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30, 2025
	Real Property Operations	Corporate / Other	Total
Real property rental revenue	$350,099	$-	$350,099
Real property operating expenses	(234,366)	-	(234,366)
Real property operating income	115,733	-	115,733
Other operating expenses	(60,466)	(131,460)	(191,926)
Other (expense) income:			-
Interest expense	(186,905)	(80,503)	(267,408)
Other income	1	89,332	89,333
Net loss	$(131,637)	$(122,631)	$(254,268)

	Three Months Ended September 30, 2024
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$345,159	$-	$-	$345,159
Real property operating expenses	(245,528)	-	-	(245,528)
Real property operating income	99,631	-	-	99,631
Loss from equity method investment - Lab Services MSO	-	(447,909)	-	(447,909)
Other operating expenses	(71,788)	-	(849,895)	(921,683)
Other (expense) income:
Interest expense	(194,307)	-	(352,938)	(547,245)
Other income	-	-	138,006	138,006
Net loss	$(166,464)	$(447,909)	$(1,064,827)	$(1,679,200)

	Nine Months Ended September 30, 2025
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$1,050,305	$-	$-	$1,050,305
Real property operating expenses	(765,833)	-	-	(765,833)
Real property operating income	284,472	-	-	284,472
Income from equity method investment - Lab Services MSO	-	392,677	-	392,677
Other operating expenses	(230,028)	-	(6,218,076)	(6,448,104)
Other (expense) income:
Interest expense	(575,519)	-	(1,309,571)	(1,885,090)
Loss on extinguishment of debt	-	-	(9,076,587)	(9,076,587)
Other income	20	-	537,635	537,655
Net (loss) income	$(521,055)	$392,677	$(16,066,599)	$(16,194,977)

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SEGMENT INFORMATION (continued)

	Nine Months Ended September 30, 2024
	Real Property Operations	Lab Services MSO	Corporate / Other	Total
Real property rental revenue	$987,634	$-	$-	$987,634
Real property operating expenses	(794,142)	-	-	(794,142)
Real property operating income	193,492	-	-	193,492
Loss from equity method investment - Lab Services MSO	-	(669,777)	-	(669,777)
Other operating expenses	(280,129)	-	(2,860,972)	(3,141,101)
Other (expense) income:
Interest expense	(582,921)	-	(1,291,192)	(1,874,113)
Other (expense) income	(144)	-	312,904	312,760
Net loss	$(669,702)	$(669,777)	$(3,839,260)	$(5,178,739)

Identifiable long-lived tangible assets at September 30, 2025 and December 31, 2024	September 30, 2025	December 31, 2024
Real property operations	$6,937,561	$7,034,335
Corporate/other	868	1,298
Total	$6,938,429	$7,035,633

Identifiable long-lived tangible assets at September 30, 2025 and December 31, 2024	September 30, 2025	December 31, 2024
United States	$6,937,561	$7,034,335
China	868	1,298
Total	$6,938,429	$7,035,633

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and its property is not subject to, any material legal proceedings, except as set forth below.

On October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016 and violation of Ohio Uniform Trade Secrets Act. The Company, Genexosome and the Research Institute entered into a Settlement Agreement dated June 7, 2022 (the “Settlement Date”) whereby the Company agreed to pay the Research Institute $450,000 on each of the sixty-day, one year and two-year anniversaries of the Settlement Date. In addition, the Company agreed to pay the Research Institute 30% of the Company’s initial pre-tax profit of $3,333,333, 20% of the Company’s second pre-tax profit of $3,333,333 and 10% of the Company’s third pre-tax profit of $3,333,333. The parties provided a mutual release as well. As of September 30, 2025 and December 31, 2024, the accrued litigation settlement amounted to $363,450 and $373,450, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases Commitment

The Company is a party to leases for office space. These lease agreements expire through December 2026. Rent expense under all operating leases amounted to approximately $79,000 and $96,000 for the nine months ended September 30, 2025 and 2024, respectively.

Supplemental cash flow information related to leases for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$63,607	$92,606
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$127,486	$-

The following table summarizes the lease term and discount rate for the Company’s operating lease as of September 30, 2025:

Operating Lease
Weighted average remaining lease term (in years)	1.25
Weighted average discount rate	13.0%

The following table summarizes the maturity of lease liabilities under operating lease as of September 30, 2025:

For the Twelve-month Period Ending September 30:	Operating Lease
2026	$78,000
2027	18,000
2028 and thereafter	-
Total lease payments	96,000
Amount of lease payments representing interest	(6,510)
Total present value of operating lease liabilities	$89,490

Current portion	$71,691
Long-term portion	17,799
Total	$89,490

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

Waiver

On October 20, 2025, the Company entered into a waiver with Mast Hill with respect to June 2024 Convertible Note. The waiver provides for an extension of the maturity date of the June 2024 Convertible Note to December 31, 2025.

Common Shares Issued for Debt Conversion

During the period from October 1, 2025 through November 13, 2025, an investor converted its convertible note in the principal amount of $146,930 and unpaid interest of $7,970 into 154,900 shares of common stock of the Company at a per share price of $1.00.

David Jin Resignation; Meng Li Appointment

On November 12, 2025, David Jin, M.D., Ph.D. advised the Company of his resignation as the Company’s Chief Executive Officer and as a member of the Board of Directors, effective November 30, 2025, as a result of a personal health issue. Dr. Jin’s resignation was not because of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On November 13, 2025, the Board appointed Meng Li, the Company’s current Chief Operating Officer, as interim Chief Executive Officer, effective November 30, 2025.

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

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.

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

We had the following areas of focus in the three and nine months ended September 30, 2025 and 2024:

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

Cessation of Laboratory Services

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

Other Areas

In order to preserve cash and focus on product commercialization, we have suspended all research and development efforts related to cellular therapy. We are redirecting our funding efforts to our core business strategies outlined above.

Going Concern

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, we had working capital deficit of approximately $11,515,000 at September 30, 2025 and had incurred recurring net losses and generated negative cash flow from operating activities of approximately $16,195,000 and $4,389,000 for the nine months ended September 30, 2025, respectively.

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

Significant estimates during the three and nine months ended September 30, 2025 and 2024 include the useful life of investment in real estate and intangible assets, the assumptions used in assessing impairment of long-term assets, the allowance for credit loss, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, and the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

Real Property Rental Revenue

For the three months ended September 30, 2025, we had real property rental revenue of $350,099, as compared to $345,159 for the three months ended September 30, 2024, representing an increase of $4,940, or 1.4%. For the nine months ended September 30, 2025, we had real property rental revenue of $1,050,305, as compared to $987,634 for the nine months ended September 30, 2024, representing an increase of $62,671, or 6.3%. The increase was primarily attributable to the increase in the number of tenants occupying the building in the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024. We expect that our revenue from real property rental will remain at its current level with minimal increase in the near future.

Real Property Operating Expenses

Real property operating expenses consist of property management fees, property insurance, real estate taxes, depreciation, repairs and maintenance fees, utilities and other expenses related to our rental properties.

For the three months ended September 30, 2025, our real property operating expenses amounted to $234,366, as compared to $245,528 for the three months ended September 30, 2024, representing a decrease of $11,162, or 4.5%. The decrease was primarily attributable to a decrease in repairs and maintenance of approximately $19,000, offset by an increase in other miscellaneous items of approximately $8,000.

For the nine months ended September 30, 2025, our real property operating expenses amounted to $765,833, as compared to $794,142 for the nine months ended September 30, 2024, representing a decrease of $28,309, or 3.6%. The decrease was primarily attributable to a decrease in repairs and maintenance of approximately $66,000, offset by an increase in utilities of approximately $10,000, an increase in building cleaning fee of approximately $11,000, and an increase in other miscellaneous items of approximately $17,000.

Real Property Operating Income

Our real property operating income for the three months ended September 30, 2025 was $115,733, representing an increase of $16,102, or 16.2%, as compared to $99,631 for the three months ended September 30, 2024. Our real property operating income for the nine months ended September 30, 2025 was $284,472, representing an increase of $90,980, or 47.0%, as compared to $193,492 for the nine months ended September 30, 2024. The increase was primarily attributable to the increase in real property rental revenue and the decrease in real property operating expenses as described above. We expect our real property operating income will remain at its current level with minimal increase in the near future.

(Loss) income from Equity Method Investment – Lab Services MSO

As a result of the sale of our ownership of 40% of Lab Services MSO on February 26, 2025, for the three months ended September 30, 2025, we had no income from our investment in Lab Services MSO.

For the nine months ended September 30, 2025, we had income from our investment in Lab Services MSO of $392,677, which consisted of our share of Lab Services MSO’s net income of $503,833 and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $111,156. We sold our ownership of 40% of Lab Services MSO on February 26, 2025.

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

Other Operating Expenses

For the three and nine months ended September 30, 2025 and 2024, other operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Advertising and marketing expenses	$249,021	$144,734	$642,723	$252,394
Professional fees	1,248,482	303,332	4,416,074	1,190,125
Compensation and related benefits	230,384	343,360	894,831	1,054,164
Credit loss recovery	(1,650,000)	-	-	-
Miscellaneous taxes	43,600	12,000	128,713	266,498
Directors’ and officers’ liability insurance premium	34,227	38,768	105,712	177,381
Travel and entertainment	21,109	33,789	104,091	78,198
Rent and related utilities	1,996	15,764	27,992	46,770
Other general and administrative	13,107	29,936	127,968	75,571
	$191,926	$921,683	$6,448,104	$3,141,101

●	For the three months ended September 30, 2025, advertising and marketing expenses increased by $104,287, or 72.1%, as compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, advertising and marketing expenses increased by $390,329, or 154.7%, as compared to the nine months ended September 30, 2024. The increase was primarily due to increased advertising activities in the three and nine months ended September 30, 2025. We expect that our advertising and marketing expenses will likely remain at its current quarterly level with minimal increase in the near future.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, fairness opinion charge, valuation service fees and other fees. For the three months ended September 30, 2025, professional fees increased by $945,150, or 311.6%, as compared to the three months ended September 30, 2024, which was primarily attributable to an increase in consulting fees of approximately $782,000, mainly due to the increase in use of consulting service providers related to our potential merger with YOOV Group Holding Limited, a business company incorporated in the British Virgin Islands (“YOOV”), and an increase in legal service fees of approximately $253,000, mainly due to the increased legal services related to our potential merger with YOOV, offset by a decrease in other miscellaneous items of approximately $90,000. For the nine months ended September 30, 2025, professional fees increased by $3,225,949, or 271.1%, as compared to the nine months ended September 30, 2024, which was primarily attributable to an increase in consulting fees of approximately $1,998,000, mainly due to the increase in use of consulting service providers related to our potential merger with YOOV, an increase in accounting fees of approximately $383,000, mainly due to the increased accounting services related to our potential merger with YOOV, an increase in legal service fees of approximately $917,000, mainly due to the increased legal services related to our potential merger with YOOV, and an increase in fairness opinion charge of approximately $129,000 resulting from the increased fairness opinion services related to our potential merger with YOOV, offset by a decrease in audit fees of approximately $142,000, mainly due to our switching to a different audit service provider, resulting in a lower audit fee, and a decrease in other miscellaneous items of approximately $59,000. We expect that our professional fees will decrease in the near future.

●	For the three months ended September 30, 2025, compensation and related benefits decreased by $112,976, or 32.9%, as compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, compensation and related benefits decreased by $159,333, or 15.1%, as compared to the nine months ended September 30, 2024. The decrease was primarily attributable to the decreased compensation for our executive officer, David Jin. We expect that our compensation and related benefits will likely remain at its current quarterly level with minimal increase in the near future.

●	For the three months ended September 30, 2025, we recorded credit loss recovery of $1,650,000. Based on our periodic review of receivable from sale of equity method investment balance, we adjusted the allowance for credit loss after considering management’s evaluation of the collectability of the receivable balance, including the analysis of subsequent collection, age of the balance, Lab Services MSO’s collection history, and recent economic events. After unsuccessful collection efforts during the second quarter of 2025, management had decided to write off the receivable. On or about July 22, 2025, we filed a lawsuit against Lab Services MSO. We and Lab Services MSO entered into a Confidential Settlement Agreement and Mutual Release dated August 26, 2025 whereby Lab Services MSO agreed to pay us in the aggregate of $1,722,000, of which $600,000 was paid on August 29, 2025 and $1,122,000 to be paid on or before the first business day of each month, beginning September 2025 and ending August 2026, in monthly installments of $93,500. The parties provided a mutual release, as well. The suit was dismissed in August 2025. As a result, for the three months ended September 30, 2025, we recorded a credit loss recovery of $1,650,000 to reinstate the receivable which was written-off in the second quarter of 2025. For the nine months ended September 30, 2025, our credit loss recovery, net, was $0. For the three and nine months ended September 30, 2024, we did not record any credit loss recovery.

●	For the three months ended September 30, 2025, miscellaneous taxes increased by $31,600, or 263.3%, as compared to the three months ended September 30, 2024, which was primarily attributable to the increase in Delaware state franchise tax in the third quarter of 2025. For the nine months ended September 30, 2025, miscellaneous taxes decreased by $137,785, or 51.7%, as compared to the nine months ended September 30, 2024. The decrease was primarily attributable to decreased Delaware state franchise tax. We expect that our miscellaneous taxes will remain relatively steady, with minimal increase, in the near future.

●	For the three months ended September 30, 2025, directors’ and officers’ liability insurance premium decreased by $4,541, or 11.7%, as compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, directors’ and officers’ liability insurance premium decreased by $71,669, or 40.4%, as compared to the nine months ended September 30, 2024. The decrease was mainly due to our switching to a different insurance provider, resulting in a lower premium.

●	For the three months ended September 30, 2025, travel and entertainment expense decreased by $12,680, or 37.5%, as compared to the three months ended September 30, 2024, which was primarily attributable to decreased business travel activities in the third quarter of 2025. For the nine months ended September 30, 2025, travel and entertainment expense increased by $25,893, or 33.1%, as compared to the nine months ended September 30, 2024, which was primarily attributable to increased business travel activities in the nine months ended September 30, 2025 as compared to the corresponding period in 2024.

●	For the three months ended September 30, 2025, rent and related utilities expenses decreased by $13,768, or 87.3%, as compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, rent and related utilities expenses decreased by $18,778, or 40.1%, as compared to the nine months ended September 30, 2024. The decrease was mainly due to the decreased monthly rent driven by decreased office space.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, SEC registration fees, office supplies, and other miscellaneous items. For the three months ended September 30, 2025, other general and administrative expenses decreased by $16,829, or 56.2%, as compared to the three months ended September 30, 2024, which was mainly attributable to a decrease in NASDAQ listing fee of approximately $3,000, and a decrease in other miscellaneous items of approximately $14,000. For the nine months ended September 30, 2025, other general and administrative expenses increased by $52,397, or 69.3%, as compared to the nine months ended September 30, 2024, which was mainly attributable to an increase in SEC registration fees of approximately $48,000 related to our registration statements on Form S-4 and Form S-3, and an increase in other miscellaneous items of approximately $4,000.

Loss from Operations

As a result of the foregoing, for the three months ended September 30, 2025, loss from operations amounted to $76,193, as compared to $1,269,961 for the three months ended September 30, 2024, representing a decrease of $1,193,768, or 94.0%. As a result of the foregoing, for the nine months ended September 30, 2025, loss from operations amounted to $5,770,955, as compared to $3,617,386 for the nine months ended September 30, 2024, representing an increase of $2,153,569, or 59.5%.

Other (Expense) Income

Other (expense) income mainly includes third party and related party interest expense, change in fair value of derivative liability, loss on extinguishment of debt, and other miscellaneous income (expense).

Other expense, net, totaled $178,075 for the three months ended September 30, 2025, as compared to $409,239 for the three months ended September 30, 2024, representing a decrease of $231,164, or 56.5%, which was primarily attributable to a decrease in third party interest expense of approximately $269,000, mainly driven by the decrease in amortization of debt discount and debt issuance costs of approximately $247,000 mainly due to the maturity of our June 2024 Convertible Note in June 2025 and the decreased interest expense of approximately $22,000 from third party debts, a decrease in interest expense – related party of approximately $11,000, and a decrease in other expense of approximately $95,000 mainly due to the gain from litigation settlement, offset by a decrease in gain from change in fair value of derivative liability of approximately $144,000.

Other expense, net, totaled $10,424,022 for the nine months ended September 30, 2025, as compared to $1,561,353 for the nine months ended September 30, 2024, representing an increase of $8,862,669, or 567.6%, which was primarily attributable to an increase in third party interest expense of approximately $43,000, mainly driven by the increase in amortization of debt discount and debt issuance costs of approximately $40,000 and the increased interest expense of approximately $3,000 from third party debts, and an increase in loss on extinguishment of debt of approximately $9,077,000 resulted from the reduction in the conversion price of our June 2024 Convertible Note, offset by an increase in gain from change in fair value of derivative liability of approximately $91,000, a decrease in interest expense – related party of approximately $32,000, and a decrease in other expense of approximately $134,000 mainly due to the gain from litigation settlement.

Income Taxes

We did not have any income taxes expense for the three and nine months ended September 30, 2025 and 2024 since we incurred losses in these periods.

Net Loss

As a result of the factors described above, our net loss was $254,268 for the three months ended September 30, 2025, as compared to $1,679,200 for the three months ended September 30, 2024, representing a decrease of $1,424,932, or 84.9%.

As a result of the factors described above, our net loss was $16,194,977 for the nine months ended September 30, 2025, as compared to $5,178,739 for the nine months ended September 30, 2024, representing an increase of $11,016,238, or 212.7%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to our common shareholders was $254,268, or $0.06 per share (basic and diluted), for the three months ended September 30, 2025, as compared to $1,679,200, or $1.82 per share (basic and diluted), for the three months ended September 30, 2024, representing a decrease of $1,424,932, or 84.9%.

The net loss attributable to our common shareholders (after taking into effect $162,473 in deemed contribution) was $16,032,504, or $6.10 per share (basic and diluted), for the nine months ended September 30, 2025, as compared to $5,178,739, or $6.45 per share (basic and diluted), for the nine months ended September 30, 2024, representing an increase of $10,853,765, or 209.6%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon RT 9, Avalon Lab, and Q&A Distribution is the U.S. dollar and the functional currency of Avalon Shanghai is the Chinese Renminbi (“RMB”). The financial statements of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rate of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rate for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $271 and $3,043 for the three months ended September 30, 2025 and 2024, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $654 and $2,829 for the nine months ended September 30, 2025 and 2024, respectively. This non-cash gain had the effect of decreasing our reported comprehensive loss in each respective period.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $253,997 and $1,676,157 for the three months ended September 30, 2025 and 2024, respectively.

As a result of our foreign currency translation adjustment, we had comprehensive loss of $16,194,323 and $5,175,910 for the nine months ended September 30, 2025 and 2024, respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations as they come due and otherwise operate on an ongoing basis. At September 30, 2025 and December 31, 2024, we had a cash balance of approximately $334,000 and $2,856,000, respectively. These funds are kept in financial institutions located as follows:

Country:	September 30, 2025		December 31, 2024
United States	$333,458	99.9%	$2,844,522	99.6%
China	473	0.1%	11,787	0.4%
Total cash	$333,931	100.0%	$2,856,309	100.0%

The following table sets forth a summary of changes in our working capital deficit from December 31, 2024 to September 30, 2025:

	September 30,	December 31,	Changes in
	2025	2024	Amount	Percentage
Working capital deficit:
Total current assets	$2,089,033	$3,236,498	$(1,147,465)	(35.5)%
Total current liabilities	13,603,675	13,882,555	(278,880)	(2.0)%
Working capital deficit	$(11,514,642)	$(10,646,057)	$(868,585)	8.2%

Our working capital deficit increased by $868,585 to $11,514,642 at September 30, 2025 from $10,646,057 at December 31, 2024. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $2,522,000, an increase in accrued professional fees of approximately $709,000 which was mainly attributable to the increase in professional services related to our potential merger with YOOV, an increase in accrued payroll liability and compensation of approximately $326,000, and an increase in stock subscription liability of $150,000 resulting from the securities purchase agreement signed in June 2025, offset by an increase in receivable from sale of equity method investment of approximately $1,029,000 resulting from execution of the Redemption Agreement signed on February 26, 2025 and the Confidential Settlement Agreement and Mutual Release signed on August 26, 2025 as described elsewhere in this report, an increase in prepaid expense and other current assets of approximately $340,000 mainly due to the increase in prepaid professional fees of approximately $351,000, a decrease in accrued liabilities and other payables of approximately $233,000 driven by payments made to our vendors in the nine months ended September 30, 2025, a decrease in accrued liabilities and other payables – related parties of approximately $633,000 which was extinguished upon our sale of equity method investment in the first quarter of 2025, and a decrease in convertible note payable, net, of approximately $754,000 mainly due to the conversion of our June 2024 Convertible Note in the principal amount of approximately $1,379,000 into our common stock in the nine months ended September 30, 2025 and the increase in debt discount of approximately $27,000 resulting from our issuance of the July 2025 Convertible Note in the third quarter of 2025, which was offset by our issuance of the July 2025 Convertible Note with principal of $200,000 in the third quarter of 2025 and the amortization of debt discount and debt issuance costs for our convertible note of approximately $452,000 (excluding the initial fair value of the Second Warrant of $621,353) in the nine months ended September 30, 2025.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flows for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following summarizes the key components of our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(4,388,557)	$(3,890,993)
Net cash provided by (used in) investing activities	752,635	(100,000)
Net cash provided by financing activities	1,112,871	4,726,942
Effect of exchange rate on cash	673	2,848
Net (decrease) increase in cash	$(2,522,378)	$738,797

Net cash flow used in operating activities for the nine months ended September 30, 2025 was $4,388,557, which primarily reflected our consolidated net loss of approximately $16,195,000, and the non-cash item adjustments, consisting of income from equity method investment of approximately $393,000, and change in fair market value of derivative liability of approximately $472,000, and the changes in operating assets and liabilities, primarily consisting of an increase in prepaid expense and other assets of approximately $185,000 mainly due to the increase in prepaid professional fees which were paid by cash of approximately $175,000, offset by an increase in accrued liabilities and other payables of approximately $985,000 which was mainly driven by the increase in professional services related to our potential merger with YOOV in the nine months ended September 30, 2025, and the non-cash item adjustments, primarily consisting of depreciation of approximately $133,000, stock-based compensation and service expense of approximately $1,423,000, amortization of debt issuance costs and debt discount of approximately $1,155,000, and loss on extinguishment of debt of approximately $9,077,000 resulted from the reduction in the conversion price of our June 2024 Convertible Note.

Net cash flow used in operating activities for the nine months ended September 30, 2024 was $3,890,993, which primarily reflected our consolidated net loss of approximately $5,179,000, and the non-cash item adjustments, primarily consisting of change in fair market value of derivative liability of approximately $381,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in accrued liabilities and other payables of approximately $1,176,000 resulting from payments made to our vendors in the nine months ended September 30, 2024, offset by a decrease in rent receivable of approximately $132,000 driven by our collection efforts, and the non-cash item adjustments, primarily consisting of depreciation of approximately $133,000, stock-based compensation and service expense of approximately $255,000, loss from equity method investment of approximately $670,000 which was mainly attributable to the amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of approximately $500,000 and the impairment of goodwill acquired from Lab Services MSO acquisition of approximately $260,000, resulting from Lab Services MSO’s lower revenues and net incomes than anticipated and the decline in our stock price and market capitalization, distribution of earnings from equity method investment of approximately $612,000, and amortization of debt issuance costs and debt discount of approximately $1,115,000.

We expect our cash used in operating activities to increase in the next 12 months due to the following:

●	the development and commercialization of new products; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow provided by investing activities was $752,635 for the nine months ended September 30, 2025, as compared to net cash flow used in investing activities of $100,000 for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we received proceeds from sale of equity method investment of approximately $789,000, offset by payments made for improvement of commercial real estate of approximately $36,000. During the nine months ended September 30, 2024, we paid $100,000 for the acquisition of a 40% interest in Lab Services MSO.

Net cash flow provided by financing activities was $1,112,871 for the nine months ended September 30, 2025, as compared to $4,726,942 for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we received proceeds from issuance of July 2025 Convertible Note of $200,000, proceeds from stock subscription of $150,000, an advance from pending sale of noncontrolling interest in subsidiary of approximately $50,000, net proceeds from the issuance of convertible preferred stock of $290,000 (net of cash paid for convertible preferred stock issuance costs of $10,000), and proceeds from issuance of common stock and warrants approximately $476,000, offset by payments made for offering costs of approximately $53,000. During the nine months ended September 30, 2024, we received net proceeds from the issuance of convertible debts and warrants of approximately $3,085,000 (net of original issue discount of approximately $177,000 and cash paid for convertible note issuance costs of approximately $283,000), an advance from the pending sale of a noncontrolling interest in a subsidiary of approximately $2,022,000, and net proceeds from equity offering of approximately $2,719,000 (net of cash paid for commission and other offering costs of approximately $138,000), offset by repayments made for convertible debt of $3,100,000.

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

Foreign Currency Exchange Rate Risk

We ceased all operations in China in 2022, with the exception of a small administrative office. We did not during the three and nine months ended September 30, 2025, and do not expect in the foreseeable future, to generate any additional revenue from PRC operations. Thus, exchange rate fluctuations between the RMB and the U.S. dollar do not, and are not expected to, have a material effect on us. For the three months ended September 30, 2025 and 2024, we had an unrealized foreign currency translation gain of approximately $300 and $3,000, respectively, because of changes in the exchange rate. For the nine months ended September 30, 2025 and 2024, we had an unrealized foreign currency translation gain of approximately $700 and $2,800, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenues and operating results was not significant for the three and nine months ended September 30, 2025 and 2024.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, our management, including our principal executive officer and principal financial officer, carried out an evaluation, as of September 30, 2025, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to the material weaknesses that were previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, that have not yet been remediated. Management’s plan to remediate these material weaknesses is described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

On or about July 22, 2025, the Company filed a lawsuit in the Court of Chancery of the State of Delaware against Laboratory Services MSO, LLC and certain affiliates. The Company asserted a variety of claims, including breach of contract, arising out of its prior transactions with the defendants, including the Redemption and Abandonment Agreement, dated as of February 26, 2025. The Company and Laboratory Services MSO, LLC entered into a Confidential Settlement Agreement and Mutual Release dated August 26, 2025 whereby Laboratory Services MSO, LLC agreed to pay the Company in the aggregate of $1,722,000 ($50,000 of which is for the Company’s attorneys’ fees and $22,000 of which is interest attributable to the 7th through 12th monthly payments), of which $600,000 was paid on August 29, 2025 and $1,122,000 to be paid on or before the first business day of each month, beginning September 2025 and ending August 2026, in monthly installments of $93,500. The parties provided a mutual release, as well. As a result of the settlement, the case was dismissed in August 2025.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, as the same may be updated from time to time, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as the same may be updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Shares Issued for Services

During the nine months ended September 30, 2025, the Company issued a total of 506,494 shares of its common stock for services rendered and to be rendered. These shares were valued at $1,656,786, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $1,437,916 for the nine months ended September 30, 2025 and reduced accrued liabilities of $42,385 and recorded prepaid expense of $176,485 as of September 30, 2025 which will be amortized over the rest of corresponding service periods.

Common Shares Issued for Warrant Exercise

In March and April 2025, pursuant to the terms of related warrant agreements, the Company issued an aggregate of 429,181 shares of its common stock upon cashless exercise of warrants.

Common Shares Issued for Debt Conversion

On May 29, 2025, the Company and the June 2024 Convertible Note holder entered into that certain waiver, pursuant to which, during the period from June 1, 2025 through September 30, 2025, the investor converted its June 2024 Convertible Note in the principal amount of $1,378,993 and unpaid interest of $208,729 into 1,587,722 shares of common stock of the Company at a per share price of $1.00.

Common Shares Issued as Convertible Note Payable Commitment Fee

In July 2025, the Company issued a total of 10,000 shares of its common stock as commitment fee for the purchase of July 2025 Convertible Note. These shares were valued at $26,800, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded it as debt discount.

Series C Convertible Preferred Stock Sold for Cash

In July 2025, the Company sold 300 shares of Series C Convertible Preferred Stock and received net proceeds of $290,000 after deducting offering expenses of $10,000. Each share of Series C Convertible Preferred Stock is convertible into common stock of the Company (the “Conversion Shares”) at a conversion per share equal to $2.41, which approximated the market price at the date of transaction. The Company is not required to issue any of the Company’s common stock upon conversion of the Series C Convertible Preferred Stock until the shareholder approval for such issuance is obtained by the Company.

Common Shares and Warrants Sold for Cash

On July 14, 2025, the Company entered into that certain securities purchase agreement (the “Securities Purchase Agreement”), with an accredited investor, Brown Stone Capital Ltd. (the “Brown Stone”), pursuant to which the Company agreed to issue and sell to Brown Stone, upon the terms and conditions set forth in the Securities Purchase Agreement, 121,200 shares of the Company’s common stock and pre-funded warrants to purchase 354,300 shares of the Company’s common stock, in exchange for $475,500. The total number of shares of the Company’s common stock issuable pursuant to the pre-funded warrants is 354,300 shares. The closing of the transaction occurred on July 17, 2025, which is when the Company received net proceeds of $450,500 after deducting offering expenses of $25,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)

On November 12, 2025, David Jin, M.D., Ph.D. advised the Company of his resignation as the Company’s Chief Executive Officer and as a member of the Board of Directors, effective November 30, 2025, as a result of a personal health issue. Dr. Jin’s resignation was not because of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 13, 2025, the Board appointed Meng Li as interim Chief Executive Officer, effective November 30, 2025. Ms. Li, age 47, has served as our Chief Operating Officer and Secretary since October 10, 2016 and served as a member of the Board from October 10, 2016 to July 9, 2018 and from April 5, 2019 through December 30, 2022. Ms. Li has over 15 years of executive experience in international marketing, branding, communications, and media investment consultancy. Ms. Li served as Managing Director at Maxus/GroupM (a WPP Group company) where she was responsible for business P&L and corporate management from 2006 to 2015. Prior to joining Maxus/Group M, Ms. Li worked for Zenith Media (a Publicis Group company) from 2000 to 2006 as Senior Manager. Ms. Li received a Bachelor of Arts in International Economic Law from Dalian Maritime University in China.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c)	During the quarter ended September 30, 2025, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the exhibit index included herewith and are incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Amendment to the Series C Certificate of Designations (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K/A filed with the SEC on August 29, 2025).
4.1	Warrants issued by the Company to the Investor, dated as of July 14, 2025 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2025).
10.1	Promissory Note, dated July 3, 2025, between the registrant and Anthony Macaluso (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 9, 2025).
10.2	Promissory Note, dated July 3, 2025, between the registrant and Lawrence Bruno (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 9, 2025).
10.3	Securities Purchase Agreement, dated as of July 14, 2025, by and between the registrant and Investor (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2025).
10.4	Registration Rights Agreement, dated as of July 14, 2025, by and between the registrant and Investor (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2025).
10.5	Securities Purchase Agreement, dated as of July 21, 2025, by and between the registrant and Investor (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 23, 2025).
10.6	Waiver by and between the registrant and Investor, dated as of July 28, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025).
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.

	By:	/s/ David K. Jin
Dated: November 14, 2025	Name:	David K. Jin
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Ingargiola
Dated: November 14, 2025	Name:	Luisa Ingargiola
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)