Form 10-K
period 2025-12-31
Avalon GloboCare Corp.
filed 2026-03-30
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 001-38728

AVALON GLOBOCARE CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-1685128
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4400 Route 9 South, Suite 3100
Freehold, New Jersey	07728
(Address of principal executive offices)	(Zip Code)

(732) 780-4400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class:	Trading Symbol	Name of Each Exchange
Common Stock, par value $0.0001 per share	ALBT	The Nasdaq Capital Market

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was approximately $5,482,000.

The number of shares of our common stock, $0.0001 par value per share, outstanding as of March 25, 2026, was 8,023,609.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2025 may constitute “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included herein and public statements by our officers or representatives, that address activities, events or developments that our management expects or anticipates will or may occur in the future are forward-looking statements, including but not limited to such things as future business strategy, plans and goals, competitive strengths and expansion and growth of our business. The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “target,” “budget,” “may,” “can,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to” and similar words or expressions, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intention identify forward-looking statements. Forward-looking statements address activities, events or developments that the Company expects or anticipates will or may occur in the future and are based on current expectations and assumptions.

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

ii

PART I

ITEM 1. BUSINESS

Overview

We are a technology-innovation company with a strategic focus on developing innovative products and services that serve growing consumer health and technology markets. Throughout our operating history, we have maintained our corporate identity, management team and original mission while strategically evolving our business in response to market conditions and commercial opportunities, with each such evolution being the product of deliberate decisions. We are actively seeking complementary bolt-on AI acquisitions that could generate near-term revenue to supplement our current operations as both segments continue to develop. We believe our diverse and evolving portfolio of commercial activities reflects our ongoing commitment to identifying and building value-oriented technology businesses for the benefit of its stockholders.

Current Business Operations

We currently operates through two business segments: (i) a consumer health technology segment, through which we distributes the Keto Air breathalyzer device — a non-invasive consumer breathalyzer that measures ketosis levels and is sold in North America, bearing an FDA registration number; and (ii) an artificial intelligence content technology segment, through which we develop and commercialize an AI-driven, short-form video generation platform operated by Avalon Quantum AI, LLC, our wholly owned subsidiary formed in connection with our acquisition of RPM Interactive, Inc. in December 2025. Each segment is described in full below.

Consumer Health Technology Segment - Keto-Air Breathalyzer

Overview

Our consumer health technology segment is centered on the Keto Air breathalyzer device, a non-invasive consumer health product that allows users to determine whether they are in a state of nutritional ketosis, and at what level, by exhaling into a compact, pen-like breathalyzer. Ketosis is a metabolic state in which the body burns fat for fuel rather than carbohydrates, and is widely associated with low-carbohydrate and ketogenic dietary regimens. The Keto Air device represents a meaningful improvement over prior methods of measuring ketosis, such as urine test strips or earlier-generation breathalyzers that required cartridge replacements, offering users a convenient, reusable, and non-invasive testing experience.

We entered into an exclusive North American distribution agreement for the Keto-Air technology and device in 2024. Pursuant to this agreement, we have exclusive distribution rights in the United States, Canada and Mexico through July of 2025 and since that time, we continue to be the only distributor in North America. We believe this provides us with a meaningful competitive advantage in the North American ketosis monitoring market for the duration of the agreement.

We previously had a THC breathalyzer device under development. In March 2026, we discontinued development of that product due to a lack of available funding. The discontinuation of the THC breathalyzer does not affect our Keto Air operations or sales of the Keto Air device..

Market Opportunity

Our commercial sales strategy for Keto Air utilizes two primary channels: social media influencer relationships and a commercial relationship with the Law Enforcement Association of America, which was developed through one of our consultants. We believe the Law Enforcement Association of America relationship is particularly well-suited to the Keto Air product given the relevance of metabolic health monitoring to the wellness programs of law enforcement personnel and their families.

We are currently in an early-stage commercial testing phase, during which we are assessing broader market demand, refining our distribution and marketing approach, and evaluating the most effective channels for scaling sales. We are continuing to assess the future strategic direction of our Keto Air product line in light of its commercial performance and our overall business portfolio.

Regulatory Status

The Keto Air device bears an FDA registration number, which is required for the commercial sale of such devices in the United States. The device is classified as a consumer product and is not a regulated medical device requiring FDA pre-market approval, and accordingly may be sold directly to any consumer without a prescription or other regulatory authorization. We believe this regulatory profile provides us with a straightforward commercial pathway to market in the United States and across North America.

Artificial Intelligence Content Technology Segment — Avalon Quantum AI, LLC / RPM Interactive

Overview

Our artificial intelligence content technology segment is operated through Avalon Quantum AI, LLC, a wholly owned subsidiary of our company organized in the State of Nevada and formed in connection with our acquisition of RPM Interactive, Inc. ("RPM") in December 2025. RPM merged with and into Avalon Quantum AI, LLC pursuant to the merger, and Avalon Quantum AI, LLC continues to operate as our wholly owned subsidiary.

The RPM Platform — Phase 1

The RPM platform is an AI-driven, short-form video generation software. In its current Phase 1 form, the platform enables content creators — with an initial focus on the podcasting market — to input a topic of their choosing, after which the platform automatically scrapes the internet for relevant videos, identifies the most-viewed or most-discussed content on that topic, and generates a structured, three-minute video featuring an AI-generated avatar of the creator that replicates their voice and likeness. Each generated video consists of three segments: an introduction delivered by the creator's AI avatar, the featured video clip sourced by the platform, and a concluding statement also delivered by the AI avatar.

The core appeal of the RPM platform to content creators is efficiency: the software automates the time-consuming process of identifying and sourcing video content, writing scripts, and producing recordings, enabling creators to generate daily content at scale and drive increased views, clicks, and subscriber engagement across their platforms. We believe the demand for automated, high-quality content generation tools among the creator economy is substantial and growing, and that the RPM platform is well-positioned to address this demand.

The platform is currently in beta testing with a limited number of content creators. We are using this beta period to refine the platform's AI avatar generation capabilities, test the content sourcing and curation algorithms, and gather user feedback in advance of a broader commercial launch.

Phase 2 Development

Phase 2 of the RPM platform is currently in development and is expected to launch in Q3 of 2026. Phase 2 is expected to expand the platform's user base beyond podcasters to a substantially broader range of content creators and marketers, including social media influencers and individuals or businesses engaged in product marketing and e-commerce. Phase 2 will also feature a more refined AI avatar generation system, with enhanced voice and likeness replication capabilities designed to produce higher-quality, more personalized content at scale.

We believe the expansion of the platform's addressable market from podcasters to the broader creator and marketer economy in Phase 2 represents a significant step toward the commercial scaling of the RPM platform, and we intend to pursue a phased commercial launch strategy following the completion of Phase 2 development.

While we continue to develop and complete Phase 2, we continue to evaluate possible AI acquisitions that we believe could generate near-term revenue to supplement our current operations while the RPM platform continues through its development and commercial launch phases. We have not entered into any definitive agreement with respect to any such acquisition as of the date of this Annual Report, and there can be no assurance that we will identify, complete, or successfully integrate any such acquisition.

History of Operations

Wind-Down of China Operations (2022–2023)

Our initial commercial strategy was focused on the cellular therapy sector, where we sought to advance innovative cellular therapy technologies in both the United States and China. Beginning in 2022 and continuing through 2023, our Board of Directors determined to wind down our operations in the People's Republic of China and to divest all assets, subsidiaries, and relationships associated with our China-based activities. This decision reflected both the changed commercial and regulatory landscape applicable to our cellular therapy program and our inability to secure the capital necessary to advance the program at the scale required to achieve commercial viability. By November 2022, we had ceased all active operations in the PRC, and the wind-down was completed during 2023.

Laboratory Services Strategy (2023–2025)

In February 2023, through our subsidiary Avalon Lab, LLC, we acquired a 40% equity interest in Laboratory Services MSO, LLC, a California-based clinical laboratory company, for total consideration of approximately $20.7 million, comprised of approximately $9.0 million in cash, 11,000 shares of our Series B Convertible Preferred Stock, and an additional $666,667 cash payment made in February 2024. On February 26, 2025, we exited the investment entirely pursuant to a Redemption and Abandonment Agreement, receiving cash proceeds of $1,745,000 and surrendering our Series B Preferred Stock.

Search for Strategic Acquisitions and YOOV Merger Agreement (2024–2025)

In early 2024, our Board made a strategic determination to focus our acquisition efforts on YOOV Group Holding Limited ("YOOV"), a Hong Kong-based company. We conducted extensive due diligence, engaging on-site due diligence meetings with the YOOV management team. On March 7, 2025, we entered into an Agreement and Plan of Merger with YOOV and Nexus MergerSub Limited, pursuant to which YOOV would have become a direct, wholly owned subsidiary of our company. During our continued review of YOOV's financial statements for the fiscal year ended December 31, 2024, our Board of Directors determined that it was not in the best interests of our stockholders to proceed with the transaction. We terminated the merger agreement with YOOV effective January 21, 2026.

Acquisition of RPM Interactive, Inc. and Formation of Avalon Quantum AI, LLC (December 2025)

On December 15, 2025, we completed the acquisition of RPM Interactive, Inc. ("RPM"), a generative artificial intelligence software company, through a subsidiary merger whereby RPM merged with and into Avalon Quantum AI, LLC, a newly formed, wholly owned subsidiary of our company organized in the State of Nevada. Avalon Quantum AI, LLC is the surviving entity and continues as our wholly owned subsidiary. We, as the surviving listed parent entity, continue to operate under our existing Nasdaq listing, and neither our corporate identity, our Nasdaq listing, nor our principal executive offices were altered as a result of the acquisition. The acquisition was effected as an all-stock transaction pursuant to which we issued 19,500 shares of our Series E Non-Voting Convertible Preferred Stock to RPM's former stockholders at a stated value of $1,000 per share, for a total stated purchase price of $19.5 million. Each share of Series E Preferred Stock is convertible into shares of our common stock at a conversion price of $1.50 per share, subject to: (i) a beneficial ownership cap of 4.99% per holder; (ii) an exchange cap preventing issuance in excess of applicable Nasdaq thresholds (the "Exchange Cap"); and (iii) stockholder approval required under Nasdaq Listing Rule 5635, which we intend to seek at our 2026 annual meeting of stockholders. The Series E Preferred Stock is non-voting prior to conversion. In connection with the acquisition, we appointed Michael Mathews to our Board of Directors. A full description of our RPM platform and Phase 2 development plans is set forth in Item 1.B above.

Intellectual Property

Cellular Therapy Patent Portfolio

We hold a portfolio of patents developed during our cellular therapy operating period. This portfolio includes patents that are co-owned with the Massachusetts Institute of Technology ("MIT"), arising from a prior joint research agreement between our company and MIT, as well as patents co-owned with Arbelli, a Hong Kong-based company that collaborated with us during our cellular therapy research activities. We regard the MIT co-ownership as a material component of our patent portfolio, and we disclose it accordingly.

Although we have ceased all active research and development activities related to cellular therapy, we have made a deliberate decision to continue actively maintaining, or "prosecuting," these patents rather than allowing them to lapse or be abandoned. We believe the patents may have potential future value — whether through licensing, sale, or the resumption of activity in the cellular therapy space — and we intend to continue maintaining them for so long as we consider it commercially reasonable to do so. Any decisions regarding the licensing or enforcement of co-owned patents are subject to the terms of our co-ownership arrangements with MIT and Arbelli, which may limit our ability to license or enforce such patents unilaterally without the consent of our co-owners.

Artificial Intelligence Platform — Provisional Patent Applications

In connection with our acquisition of RPM Interactive, Inc. and the development of our generative AI content platform operated through Avalon Quantum AI, LLC, we have filed three provisional patent applications relating to aspects of the RPM platform's technology. Provisional applications establish an early filing date and provide a twelve-month period during which we may file corresponding non-provisional patent applications. We intend to evaluate the commercial and strategic value of converting these provisional applications into non-provisional applications during the applicable filing window. There can be no assurance that any patents will issue from these applications, or that any issued patents will provide meaningful competitive protection.

General Intellectual Property Policy

Our general policy is to seek, where appropriate, broad intellectual property protection for our current and future products, technologies, and proprietary information through a combination of patents, trade secrets, contractual arrangements, and other available means, both in the United States and internationally. We require all employees, consultants, advisors, and contractors to enter into confidentiality agreements that prohibit the disclosure and unauthorized use of our confidential information and, where applicable, require the disclosure and assignment to us of ideas, developments, discoveries, and inventions relevant to our technologies and important to our business. We also rely on trade secret protection for certain aspects of our proprietary technology and business processes, including aspects of the RPM platform's content sourcing and curation algorithms that we have determined are better protected as trade secrets than through patent disclosure.

 Competition

We operate in two distinct and competitive markets, each with its own competitive dynamics. We face competition in both our consumer health technology segment and our artificial intelligence content technology segment, as described below.

Consumer Health Technology — Keto Air Breathalyzer

The market for consumer ketosis monitoring products is competitive and includes a range of products at varying price points and technology levels. Our primary competitors in this space include manufacturers and distributors of urine-based ketone test strips, which represent the most widely used and lowest-cost method of ketosis measurement and are available through a broad range of retail and online channels. We also compete with other breath-based ketone monitoring devices, including earlier-generation breathalyzers that required consumable cartridge replacements and more recent reusable breath ketone monitors that have been introduced to the market by consumer health technology companies.

We believe the Keto Air device competes favorably on the basis of its reusable design, ease of use, and the convenience of non-invasive breath-based testing relative to urine strip alternatives. As we are currently the only one selling the device in North America, we believe this provides us with a meaningful structural advantage relative to other distributors of similar products in our territory.. However, many of our actual and potential competitors in this space have significantly greater financial resources, brand recognition, established retail distribution networks, and marketing infrastructure than we do, and we may not be able to compete effectively with them over the long term.

Artificial Intelligence Content Technology — Avalon Quantum AI, LLC / RPM Platform

The market for AI-driven content creation tools is rapidly evolving, highly competitive, and characterized by continuous technological development and the frequent entry of new participants. We compete with a broad range of companies offering AI-powered video generation, content automation, and creator economy tools, including both established technology companies with significant resources and early-stage companies developing competing generative AI platforms.

Key competitive factors in this market include the quality and realism of AI-generated content, the breadth of the platform's addressable user base, the speed and automation of content generation workflows, the sophistication of voice and likeness replication technology, integration with major social media and content distribution platforms, and the ability to scale rapidly to meet growing creator demand. We believe our RPM platform competes on the basis of its end-to-end automation of the video content creation process — from topic input through content sourcing, curation, avatar generation, and final video production — which we believe meaningfully reduces the time and technical burden on content creators relative to less automated alternatives.

However, many of our actual and potential competitors in the generative AI space have substantially greater financial resources, research and development capabilities, engineering talent, data assets, and market presence than we do. Several large technology companies are actively investing in AI-generated content tools and avatar technology, and we expect competition in this market to intensify significantly as the technology matures and the creator economy continues to grow. Smaller and early-stage companies may also prove to be significant competitors, particularly those that secure strategic partnerships with established platform operators or content networks.

Employees

As of March 25, 2026, we employed two full time employees and several independent contractors. None of our employees is represented by a collective bargaining arrangement.

Regulatory Environment

Our business is subject to a variety of laws and regulations in the United States and, to the extent we expand internationally, abroad. The principal regulatory frameworks applicable to our two current operating segments are described below. We anticipate that the regulatory environment applicable to our business — particularly with respect to artificial intelligence and consumer data privacy — will continue to evolve rapidly, and we intend to monitor legislative and regulatory developments and adapt our compliance programs accordingly.

Consumer Health Technology — FDA Regulatory Framework Applicable to Keto Air

The Keto Air breathalyzer device is subject to the regulatory authority of the U.S. Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act ("FD&C Act"). The device is currently classified as a consumer product bearing an FDA registration number, which is required for the lawful commercial sale of such devices in the United States. The Keto Air device is not classified as a regulated medical device requiring FDA pre-market approval or clearance under Section 510(k) of the FD&C Act, and accordingly may be sold directly to consumers without a prescription or other regulatory authorization.

We are required to maintain the device's FDA registration on an annual basis and to comply with applicable FDA general controls, including labeling requirements and prohibitions on the promotion of the device for uses beyond its registered classification. We do not make any medical claims with respect to the Keto Air device, and our marketing materials are reviewed to ensure compliance with FDA labeling and advertising standards. We are also subject to applicable Consumer Product Safety Commission regulations governing the safety of consumer products sold in the United States.

We note that the regulatory classification of consumer health and wellness devices is subject to ongoing FDA review and interpretation, and there can be no assurance that the FDA will not, in the future, subject the Keto Air device or similar products to more stringent regulatory requirements, including pre-market approval or clearance obligations. Any such reclassification could materially affect our ability to sell the Keto Air device in the United States. See Item 1A — Risk Factors for a further discussion of regulatory risks applicable to our consumer health technology segment.

Artificial Intelligence Content Technology — AI-Specific Regulatory Landscape

The regulatory environment applicable to our artificial intelligence content technology segment is rapidly evolving and subject to significant uncertainty. The RPM platform generates AI-driven short-form video content featuring AI-generated avatars that replicate the voice and likeness of content creators. This functionality implicates a range of existing and emerging regulatory frameworks, each of which is described below.

Right of Publicity and Name and Likeness Laws

The RPM platform's AI avatar feature — which replicates the voice and likeness of a content creator based on input data provided by or about that creator — implicates state right of publicity laws in the United States, which protect individuals against the unauthorized commercial use of their name, image, voice, and likeness. Right of publicity laws vary significantly across states, with particularly robust statutory frameworks in California, New York, and Texas, among others. Several states have recently enacted or are actively considering legislation specifically addressing the use of artificial intelligence to generate synthetic media replicating an individual's voice or likeness. We are actively monitoring developments in this area and have structured our platform's onboarding process to require content creators to affirmatively authorize the creation of their AI avatar as a condition of use. There can be no assurance, however, that our current practices will be sufficient to satisfy the requirements of all applicable state laws as they continue to evolve.

Federal Trade Commission Regulation

The Federal Trade Commission ("FTC") has broad authority to regulate unfair or deceptive acts and practices under Section 5 of the FTC Act, and has increasingly focused its enforcement activity on the use of artificial intelligence in commercial contexts. The FTC has issued guidance requiring clear and conspicuous disclosure of AI-generated content in advertising and commercial communications, and has signaled that the use of AI-generated endorsements, testimonials, or representations of real individuals without adequate disclosure may constitute an unfair or deceptive trade practice. We intend to comply with applicable FTC disclosure guidance in connection with the commercial deployment of the RPM platform and will include appropriate disclosures in our platform's terms of service and content labeling practices.

Platform Content Policies

The RPM platform is designed to generate content for distribution across major social media and content platforms, including YouTube, TikTok, Instagram, and others. Each of these platforms maintains its own content policies governing the disclosure and permissibility of AI-generated content, synthetic media, and avatar-based representations of real individuals. These policies are subject to frequent revision and vary across platforms. Failure to comply with applicable platform content policies could result in the removal of content generated through the RPM platform, the suspension or termination of creator accounts on those platforms, or other restrictions that could adversely affect the utility and commercial appeal of our platform to content creators.

Evolving Federal AI Regulation

The U.S. Congress and various federal agencies are actively considering comprehensive federal legislation and regulatory frameworks governing the development, deployment, and commercial use of artificial intelligence technologies. While no comprehensive federal AI law has been enacted as of the date of this Annual Report, we anticipate that federal AI regulation will develop in the near to medium term and may impose disclosure, transparency, accountability, or other obligations on companies operating AI-powered content generation platforms such as ours. We are monitoring these legislative and regulatory developments and intend to engage with applicable regulatory processes as they evolve.

International Regulatory Considerations

To the extent the RPM platform is accessed by users located outside the United States, we may become subject to international AI regulatory frameworks, including the European Union Artificial Intelligence Act (the "EU AI Act"), which entered into force in 2024 and establishes a tiered risk-based regulatory framework for AI systems deployed in the European Union. AI systems that generate synthetic audio or video content depicting real individuals may be subject to specific transparency and disclosure obligations under the EU AI Act. We are evaluating the extent to which our current and planned platform activities may implicate obligations under the EU AI Act and other international AI regulatory frameworks.

Data Privacy and Security

Our business activities involve the collection, storage, and processing of certain personal information, including consumer data collected through Keto Air device sales and email communications, and content creator data — including voice and likeness data — collected through the RPM platform's beta program. We are subject to a range of federal, state, and international data privacy and security laws and regulations governing the collection, use, sharing, protection, and retention of personal data.

At the federal level, the FTC continues to apply its general consumer protection authority under Section 5 of the FTC Act to commercial data practices, including data security failures and unfair or deceptive privacy practices. At the state level, we are subject to the California Consumer Privacy Act, as amended by the California Privacy Rights Act ("CPRA"), which establishes transparency obligations, restricts certain uses of personal information of California residents, and provides California residents with rights to access, correct, and delete their personal information and to opt out of the sale or sharing of their personal information. Similar state privacy laws have been enacted in a growing number of states, and we are monitoring and evaluating our compliance obligations under each applicable framework. All U.S. states have enacted data breach notification laws requiring notification to affected individuals and state regulators in the event of certain unauthorized access to or disclosure of personal information.

The collection and processing of voice and likeness data through the RPM platform's avatar generation feature may implicate additional obligations under state biometric data privacy laws, including the Illinois Biometric Information Privacy Act ("BIPA") and similar statutes in other states, which impose specific consent, retention, and data security requirements on the collection and use of biometric identifiers, including voiceprints. We are actively evaluating our obligations under applicable biometric data privacy laws in connection with the commercial deployment of the RPM platform.

The scope and interpretation of applicable data privacy laws continue to evolve rapidly, and we anticipate that our compliance obligations will increase as our platform scales and as new laws are enacted. See Item 1A — Risk Factors and Item 1C — Cybersecurity for a further discussion of data privacy and cybersecurity risks.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Annual Report, before making an investment decision. Our business, financial condition, results of operations, and future prospects could be materially and adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risks described below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations.

Risks Relating to Our Business and Operations

We have a limited operating history in our current business segments, which makes it difficult to evaluate our business and future prospects.

We have a limited operating history in our current businesses. We were initially pursuing a biotech platform and, through our acquisition of RPM in December 2025, have pivoted to primarily operating as an AI company. Because of this limited history, it is difficult to evaluate our proposed business and future prospects, including our ability to plan for and model future growth, and there is no guarantee that our AI platform or Keto Air businesses will result in profit or growth. Investors should consider the risks, expenses, and difficulties frequently encountered by companies in the early stage of development. There can be no assurance that we will successfully address any of these risks.

We have a history of net losses and an accumulated deficit, which raises substantial doubt about our ability to continue as a going concern.

Our results of operations have not resulted in profitability. We incurred net losses from continuing operations of approximately $17.5 million and $7.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $105.9 million. There is no assurance that we will be successful in executing our business plan or that we will be able to curtail our losses. There is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph in its audit report expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and ultimately generate revenue.

We have not generated sustainable revenue since inception, and we may not be able to generate sufficient revenue to achieve or maintain profitability.

We have not yet developed a meaningful customer base and have not generated sustainable revenue since inception. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies, and maintaining and improving our platform will require significant capital. Our Keto Air product has generated minimal revenue to date, and we anticipate that it will take approximately one year from the date of this Annual Report for us to begin generating meaningful revenue from our RPM platform. There can be no assurance that we will generate revenue at the levels we anticipate, or at all, and our failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

We may not be successful in commercializing our AI platform or our Keto Air product, either of which would materially harm our business.

We may not be successful in our AI vodcasting and podcasting platform businesses or our sales of Keto Air. Market acceptance of AI-driven offerings is uncertain, and we will rely on other companies, developers, and partners to build our product offerings. Additionally, evolving laws and regulations in areas such as privacy, intellectual property, safety, competition, content regulation, and consumer protection may delay or impede the development of our products and services. Our Keto Air product is currently operating as an early-stage commercial activity, and we are continuing to evaluate the future strategic direction of the Keto Air product line as we assess its commercial performance. There can be no assurance that either of our current business segments will achieve market acceptance or commercial viability.

Our RPM platform is in an early stage of development and is based on new and evolving AI technologies, which are subject to significant uncertainty.

Our Catch-Up Vodcast and Podcast Platform is currently under development and is based on new and evolving AI systems and technologies. This exposes us to risks including failure to gain market acceptance, inability to secure sufficient intellectual property rights, proprietary rights of third parties limiting our marketing efforts, failure to obtain sufficient user exposure, superior competing products, and the unpredictability of AI technology. Our platform is currently in beta testing with a limited number of users, and Phase 2 of the platform — which will expand our addressable market beyond podcasters — is currently in development and expected to launch in Q3 of 2026. There can be no assurance that Phase 2 will be completed on schedule or that it will achieve the commercial results we anticipate.

We face intense competition in both of our business segments, and many of our competitors have substantially greater resources than we do.

We face intense competition from numerous technology companies seeking to enter the generative AI-powered vodcasting and podcasting businesses. Many of our current and potential competitors have significantly larger market presence, greater name recognition, access to more potential customers, and substantially greater financial, technical, sales, marketing, management, support, and other resources than we do. In our consumer health technology segment, we compete with manufacturers and distributors of urine-based ketone test strips and other breath-based ketone monitoring devices, many of which have established retail distribution networks and marketing infrastructure that we currently lack. Our failure to compete effectively in either segment could have a material adverse effect on our business, financial condition, and results of operations.

Our business is subject to rapid technological change, and if we fail to adapt, our business may be negatively impacted.

Our industry is subject to rapid technological change, and if we do not adapt to and appropriately allocate resources among emerging technologies and business models, our business may be negatively impacted. Competitors may adapt to emerging technologies or business models more quickly or effectively than we do. The generative AI industry in particular is evolving at an exceptionally rapid pace, and technologies, platforms, and distribution channels that are relevant to our business today may be superseded or disrupted in ways that we cannot currently anticipate.

We may encounter difficulties associated with early-stage companies that could adversely affect our operations.

We may encounter numerous difficulties frequently encountered by early-stage companies, including implementing our growth strategy, countering competitors, pursuing new users, maintaining adequate expense control, attracting and retaining qualified personnel, reacting to user preferences, successfully launching products, and maintaining regulatory compliance. Failure to address any of these factors could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

Our success depends on the continued services of our key personnel, the loss of whom could materially harm our business.

Our success depends on the continuing services of Wenzhao Lu, our Chairman, Meng Li, Luisa Ingargiola, our Chief Financial Officer, our other executive officers, and Michael Mathews, the Chief Executive Officer of RPM. The loss of any of these individuals could have a material and adverse effect on our business operations. The supply of qualified technical, professional, managerial, and other personnel is currently constrained, and competition for qualified employees is intense. In particular, our former Chief Executive Officer, David Jin, was instrumental in sourcing our Keto Air distribution rights through his personal industry relationships, and the loss of his services could adversely affect the continuation and development of that segment.

Our strategy of continuing to evaluate additional possible acquisitions to supplement our operations involves significant risks, and we may not be able to identify, complete, or successfully integrate any such acquisitions.

We are actively evaluating complementary possible artificial intelligence acquisitions that we believe could generate near-term revenue to supplement our current operations. Strategic transactions, including mergers, acquisitions, joint ventures, and investments, involve risks including the ability to integrate personnel, labor models, financial, information technology, and other systems successfully; disruption of ongoing business; distraction of management; and the possibility of material impairments of goodwill or other assets. We may not realize the anticipated benefits from such transactions and may be exposed to additional liabilities of any acquired business. We have previously pursued and terminated multiple acquisition transactions, including our proposed merger with YOOV Group Holding Limited, and there can be no assurance that future acquisition efforts will result in completed transactions or, if completed, that such transactions will deliver the anticipated strategic or financial benefits.

We depend on third parties for supplies and services critical to our Keto Air business, and any disruption could adversely affect our operations.

We depend on third parties to provide supplies and services critical to our Keto Air business and are heavily reliant on third-party ground and air travel for transport of supplies. Disruptions to supply and services could have a material adverse effect on our Keto Air business. We source the Keto Air device from a single Hong Kong-based technology group pursuant to an exclusive distribution agreement, and any disruption to that supply relationship — whether due to manufacturing issues, geopolitical developments, shipping disruptions, or other factors — could impair our ability to fulfill customer orders and sustain revenue from this segment.

The termination of our proposed merger with YOOV Group Holding Limited may continue to adversely affect our business, financial condition, and stock price.

The termination of the proposed merger with YOOV Group Holding Limited may adversely affect our stock price, business, financial condition, and ability to raise capital; result in unrecoverable costs; harm our reputation and relationships with investors, business partners, customers, vendors, and employees; create strategic uncertainty; and expose us to potential litigation or regulatory proceedings. The three-year non-disparagement covenant in the Mutual Termination and Release Agreement may also limit certain communications relating to the proposed merger and its termination.

Risks Relating to Artificial Intelligence and Technology

The use of AI in our platform may give rise to legal liability, reputational harm, and regulatory scrutiny.

Our use of AI in our vodcasting and podcasting platform may give rise to risks related to harmful content, inaccuracies, discrimination, intellectual property infringement or misappropriation, defamation, data privacy, and cybersecurity. We intend to deploy open-source third-party AI systems that are relatively new to the commercial market and may at times generate inaccurate or low-quality content, which could lead to reputational harm and legal liability. Unintended consequences of AI tools may negatively affect human rights, privacy, employment, or other social concerns, resulting in claims, lawsuits, brand or reputational harm, and increased regulatory scrutiny.

Our RPM platform's AI avatar feature, which replicates individual voices and likenesses, exposes us to significant legal risks under right of publicity, biometric privacy, and related laws.

The RPM platform generates AI-produced video content featuring avatars that replicate the voice and likeness of content creators. This functionality implicates state right of publicity laws across the United States, which protect individuals against the unauthorized commercial use of their name, image, voice, and likeness. Laws governing AI-generated synthetic media depicting real individuals vary significantly across states and are rapidly evolving, with particularly robust statutory frameworks in California, New York, and Texas, among others. Several states have recently enacted or are actively considering legislation specifically addressing AI-generated synthetic media and voice cloning.

Additionally, the collection and processing of voice and likeness data through our platform's avatar generation feature may implicate obligations under state biometric data privacy laws, including the Illinois Biometric Information Privacy Act ("BIPA") and similar statutes in other states, which impose specific consent, notice, retention, and data security requirements on the collection and use of biometric identifiers, including voiceprints. Failure to comply with applicable right of publicity or biometric privacy laws could result in significant legal liability, regulatory enforcement actions, and reputational harm. There can be no assurance that the consent and authorization process we have implemented for our platform's beta users will be sufficient to satisfy all applicable legal requirements as such laws continue to develop.

The content generated by our platform may infringe the intellectual property rights of third parties, which could expose us to significant liability.

Our platform's content sourcing feature automatically scrapes and curates video content from the internet for inclusion in AI-generated videos. This process may result in the reproduction or republication of content that is protected by copyright or other intellectual property rights of third parties. While we intend to implement appropriate content identification and licensing measures, there can be no assurance that all content sourced by our platform will be free of third-party intellectual property claims. If third parties claim that we infringe their intellectual property, it may result in costly litigation. We may not be able to adequately protect our proprietary technology, and competitors may be able to offer similar products and services. Any such claims, regardless of their merit, could result in significant legal costs, distract management, and adversely affect our business.

We may not be able to protect our intellectual property rights, which could impair our competitive position.

We may face uncertainty and difficulty in obtaining and enforcing our patents and other proprietary rights. Patent applications may not result in issued patents, and even if issued, they may not provide meaningful protection. The Leahy-Smith America Invents Act introduced procedures that may make it easier for third parties to challenge issued patents. Filing, prosecuting, and defending patents in all countries would be prohibitively expensive, and intellectual property rights in some countries outside the United States may be less extensive. We have filed three provisional patent applications in connection with our RPM platform, and there can be no assurance that any patents will issue from these applications, or that any issued patents will provide meaningful competitive protection. Additionally, certain patents in our cellular therapy portfolio are co-owned with MIT and Arbelli, and our ability to license or enforce such patents unilaterally may be limited by the terms of our co-ownership arrangements.

Laws and regulations governing artificial intelligence are rapidly evolving, and compliance may be costly and uncertain.

Laws and regulations affecting AI are continually evolving. Compliance with new laws can be costly and time-consuming, and we could be subject to regulatory enforcement actions or litigation if we fail to comply. There is substantial uncertainty about the nature, direction, severity, and granularity of future AI regulation. Government bodies have implemented laws and are considering further regulating AI and machine learning, which could negatively impact our ability to use these technologies. New and changed rules regarding privacy, data protection, and cross-border transfers of customer information could cause us to delay planned uses and disclosures of data. The European Union's Artificial Intelligence Act, which entered into force in 2024, may impose specific obligations on AI systems that generate synthetic media depicting real individuals. To the extent our platform is accessed by users in the European Union, we may become subject to these obligations, compliance with which could require significant operational and legal resources.

Our platform's content may be restricted or removed by major social media and content distribution platforms, which could significantly impair the utility and commercial appeal of our product.

The RPM platform is designed to generate content for distribution across major social media and content platforms, including YouTube, TikTok, Instagram, and others. Each of these platforms maintains content policies governing the disclosure and permissibility of AI-generated content, synthetic media, and avatar-based representations of real individuals. These policies are subject to frequent revision and vary across platforms. Failure to comply with applicable platform content policies could result in the removal of content generated through our platform, the suspension or termination of creator accounts on those platforms, or other restrictions that could adversely affect the utility and commercial appeal of our platform to content creators, and in turn our ability to generate revenue.

Our business depends on the reliable performance of third-party cloud and infrastructure providers, and any disruption to these services could adversely affect our operations.

We intend to rely on third-party providers for computing infrastructure, secure network connectivity, and other technology-related services. Any disruption in services provided by such third-party providers could adversely affect our business. These providers may take actions beyond our control, including discontinuing or limiting access to their cloud platform, increasing pricing terms, terminating contractual relationships, or establishing more favorable relationships with our competitors.

Cybersecurity breaches or incidents could damage our reputation and adversely affect our business.

Security breaches and attacks against our systems and network could damage our reputation and negatively impact our business. As a small company with limited resources, our cybersecurity measures may not detect or prevent all attempts to compromise our systems, including distributed denial-of-service attacks, viruses, malicious software, phishing attacks, and social engineering. Breaches could result in unauthorized access, misappropriation of information, deletion or modification of user or consumer information, or denial-of-service interruptions. Our current data footprint is limited — consisting primarily of email communications, consumer purchase data collected through Keto Air sales, and content creator data gathered through our limited RPM beta program — but will expand significantly as our platform scales commercially. Any material cybersecurity incident could adversely affect our reputation, expose us to regulatory enforcement, and result in significant costs.

We are subject to data privacy and security laws that impose significant compliance obligations, and any failure to comply could result in material liability.

We are subject to laws and regulations concerning privacy, information security, data protection, consumer protection, and protection of minors, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and similar state laws. Compliance has required significant operational resources and expenses. Any failure or perceived failure to comply with privacy-related obligations may result in governmental enforcement actions, investigations, litigation, or public statements against us, and could cause users to lose trust in our products and services. The collection and processing of voice and likeness data through our RPM platform's avatar generation feature may also implicate obligations under applicable biometric data privacy laws, including the Illinois Biometric Information Privacy Act and similar state statutes, and we are continuing to evaluate our compliance obligations in this area.

Risks Relating to Our Capital Structure and Nasdaq Listing

We will need to raise additional capital to fund our operations and growth, and we may not be able to do so on acceptable terms, or at all.

We are currently operating at a loss and expect our operating costs to increase significantly. As of December 31, 2025, we had cash from continuing operations of approximately $0.1 million. We will need to raise additional capital or generate substantial revenue to support our development and commercialization efforts. We have no arrangements or credit facilities currently in place as a source of funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. If we are unable to raise additional capital as needed, we may be required to curtail or cease our operations, delay or reduce the scope of our development activities, or relinquish rights to certain of our assets or technologies.

We have outstanding indebtedness that could adversely affect our financial condition and liquidity.

As of December 31, 2025, we had approximately $1.1 million of outstanding indebtedness (excluding $5.8 million of outstanding indebtedness from discontinued operations). If we are unable to generate sufficient cash to repay our debt obligations when they become due, we may not be able to obtain additional debt or equity financing on favorable terms. If we breach any undertakings or default on any obligations under our agreements with lenders, our outstanding indebtedness could become immediately due and payable.

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Future issuances of our securities, including upon conversion of our outstanding preferred stock, will dilute the ownership interests of our existing stockholders and may depress the trading price of our common stock.

Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for common or preferred stock. As of the date of filing, we have issued 3,800 shares of Series C Preferred Stock, 5,000 shares of Series D Preferred Stock, and 19,500 shares of Series E Preferred Stock. The future issuance of any such additional shares may create downward pressure on the trading price of our common stock. As of December 31, 2025, we had: 41,169 shares issuable upon exercise of outstanding stock options; 95,746 shares issuable upon exercise of outstanding stock warrants; 1,576,763 shares issuable upon conversion of outstanding Series C Preferred Stock; 2,074,689 shares issuable upon conversion of outstanding Series D Preferred Stock; 13,000,000 shares issuable upon conversion of outstanding Series E Preferred Stock; and 788,283 shares issuable upon conversion of outstanding convertible notes and related accrued interest. If these shares are sold or perceived to be sold in the public market, the price of our common stock could decline.

Our Series E Non-Voting Convertible Preferred Stock is subject to an Exchange Cap and requires stockholder approval under Nasdaq Listing Rule 5635 prior to conversion, and there can be no assurance that we will obtain such approval.

Our Series E Preferred Stock is convertible into shares of our common stock at a conversion price of $1.50 per share, subject to: (i) a beneficial ownership cap of 4.99% applicable to each holder; (ii) an Exchange Cap that prevents the issuance of shares of common stock upon conversion in excess of the number of shares we may issue without breaching our obligations under applicable Nasdaq listing rules and regulations; and (iii) the receipt of stockholder approval in accordance with Nasdaq Listing Rule 5635. We intend to seek this stockholder approval at our annual meeting of stockholders currently scheduled to be held on or before May 12, 2026. There can be no assurance that our stockholders will approve the conversion of the Series E Preferred Stock. If such approval is not obtained, the Series E Preferred Stock will remain unconverted, which could adversely affect our ability to raise additional capital, may require us to redeem the Series E Preferred Stock, and could have a material adverse effect on our business and financial condition.

We must maintain compliance with Nasdaq continued listing standards, and there can be no assurance that we will be able to do so.

We are required to comply with certain Nasdaq rules including those regarding minimum stockholders' equity, minimum share price, and certain corporate governance requirements. If we fail to comply with these rules and are delisted, we could face significant consequences including limited availability of market quotations, reduced liquidity, a determination that our common stock is a "penny stock," limited news and analyst coverage, and a decreased ability to issue additional securities or obtain additional financing. We previously received a deficiency notice from Nasdaq relating to our minimum stockholders' equity, and while we believe the completion of the RPM acquisition has resolved that deficiency, there can be no assurance that Nasdaq will confirm such resolution or that we will not face future listing deficiencies. If we are unable to maintain listing of our securities on The Nasdaq Capital Market or another reputable stock exchange, it may be more difficult for stockholders to sell their securities, and a delisting is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing.

Significant related party transactions, including the sale of our Route 9 property to a director, create conflicts of interest and could adversely affect stockholder confidence in our corporate governance.

On February 18, 2026, we completed the sale of 100% of the membership interests of Avalon RT 9 Properties, LLC to Wenzhao Lu, the Chairman of our Board of Directors, for a total aggregate purchase price of approximately $9,000,000. This transaction, as well as other related party transactions in our history — including the exchange of Series A Preferred Stock for Series D Preferred Stock by our Chairman — involve members of our board of directors or their affiliates. Although all such transactions have been reviewed and approved by our Board of Directors, with the participation of disinterested directors, and in accordance with our related party transaction policy, related party transactions present inherent conflicts of interest and could adversely affect stockholder confidence in our corporate governance practices and the integrity of our financial disclosures.

Our officers, directors, and significant stockholders collectively hold a significant percentage of our outstanding common stock, which may limit the ability of other stockholders to influence corporate decisions.

Our officers, directors, and 5% stockholders and their affiliates beneficially own a significant percentage of our outstanding common stock. As a result, these stockholders have significant influence and may be able to determine all matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. This concentration of ownership may make it difficult for other stockholders to influence significant corporate decisions, may discourage potential acquirors from pursuing a business combination with us, and may have a depressive effect on the trading price of our common stock.

Provisions in our charter documents and Delaware law may have anti-takeover effects that could prevent a change of control that stockholders may consider favorable.

Our Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock with powers, rights, and preferences designated by it, which could be used to create voting impediments or frustrate persons seeking to effect a takeover. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless the Board of Directors approves the transaction. These provisions, together with our outstanding preferred stock, could have the effect of delaying, deferring, or preventing a change of control that stockholders might otherwise consider to be in their best interests.

Our common stock price has been and may continue to be highly volatile, and stockholders could suffer substantial losses.

The price of our common stock has been, and is expected to continue to be, volatile. The stock market in general, and the market for smaller technology and healthcare companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Factors that may cause volatility in our stock price include, among others, our quarterly financial results, announcements regarding our platform development, changes in analyst estimates, developments in the AI industry, and broader market conditions. Stockholders may not be able to sell their shares at or above the price at which they purchased them.

Risks Relating to General Economic and Market Conditions

Adverse economic conditions could reduce demand for our products and services and harm our business.

Our business is susceptible to market conditions and risks associated with the digital entertainment and consumer health industries. Economic conditions that negatively impact discretionary consumer spending, including inflation, slower growth, unemployment levels, tax rates, interest rates, energy prices, declining consumer confidence, recession, and other macroeconomic conditions, including those resulting from geopolitical issues and uncertainty, could have a material adverse impact on our business and results of operations. Demand for consumer health products such as Keto Air, and for subscription-based content creation tools such as our RPM platform, may be disproportionately affected by economic downturns that reduce consumer and business discretionary spending.

Geopolitical developments and trade restrictions, including those affecting our supply chain for the Keto Air device, could adversely affect our operations.

We source the Keto Air breathalyzer device from a Hong Kong-based technology group and rely on international shipping and logistics for delivery of inventory to North America. Geopolitical tensions, trade restrictions, tariffs, export controls, or other regulatory developments affecting U.S.-China or U.S.-Hong Kong trade could disrupt our supply chain, increase our costs, or prevent us from sourcing sufficient inventory to meet customer demand. Any such disruption could have a material adverse effect on our consumer health technology segment.

Changes in government spending priorities and regulatory policy could affect our business in ways we cannot predict.

Our ability to obtain reimbursement or funding from federal programs may be impacted by possible reductions in federal spending. The U.S. federal budget remains subject to significant uncertainty, and government cost reduction initiatives may impact the ability of relevant agencies such as the FDA to continue to function at current levels. Additionally, changes in federal regulatory priorities with respect to artificial intelligence, data privacy, or consumer protection could result in new or more stringent requirements being imposed on our business, which could require significant compliance resources and adversely affect our operations.

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

In the ordinary course of our business, we use, store and process a bare minimum of data. To effectively prevent, detect, and respond to cybersecurity threats, we contract with a third party IT consultant, Night Fox Computing, to assist us to maintain secure email systems.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 4400 Route 9 South, Freehold, New Jersey 07728, where we have maintained our offices since our founding in 2014. We currently lease this office space pursuant to a lease agreement, as described further below.

Sale of Route 9 Property

The building located at 4400 Route 9 South was previously owned by our wholly owned subsidiary, Avalon RT 9 Properties, LLC. On February 18, 2026, we completed the sale of 100% of the membership interests of Avalon RT 9 Properties, LLC to Wenzhao Lu, a director of our company, for a total aggregate purchase price of approximately $9,000,000. The sale price was determined based on an independent appraisal of the property conducted by CBRE, which valued the building at $8.7 million, and was reviewed and approved by the disinterested members of our Board of Directors in accordance with our related party transaction policy. The transaction is described further in Item 13 — Certain Relationships and Related Transactions of this Annual Report. Following the completion of the sale, we continue to lease our principal executive offices at 4400 Route 9 South from the new owner pursuant to a lease agreement.

Other Office Space

We lease additional office space to support our operations. The location of our office facilities is not critical to our operations, and we anticipate no difficulty in extending our existing leases or obtaining comparable office space on commercially reasonable terms as needed.

Lease Obligations

We are obligated under various lease agreements providing for office space that expire at various dates through December 31, 2027. Total rent expense under these lease agreements was approximately $97,000 and $127,000 for the fiscal years ended December 31, 2025 and 2024, respectively.

Adequacy of Facilities

We believe that our existing facilities are suitable and adequate to meet our current operational needs. We intend to add new facilities or expand our existing facilities as we add employees and as our business grows, and we believe that suitable additional or substitute space will be available on commercially reasonable terms to accommodate any such expansion.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “ALBT.” On March 16, 2026, the closing price of our common stock on The Nasdaq Capital Market was $0.6687.

Holders of Record

As of March 17, 2026, there were approximately 240 registered holders of record of our shares of common stock, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2025 and 2024 should be read in conjunction with our consolidated financial statements and related notes to those consolidated financial statements that are included elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a technology-focused company developing and acquiring innovative artificial intelligence platforms. Through our AI-driven subsidiary, we are advancing next-generation AI systems, including automated video generation, enterprise documentation, and workflow automation solutions. We are also expanding our intellectual property portfolio in cellular therapy and generative AI publishing and software. In addition, we are marketing the KetoAir™ breathalyzer device, which is registered with the U.S. Food and Drug Administration as a Class I medical device, and plan to pursue additional diagnostic applications for the technology. In addition, we owned and operated commercial real estate at our headquarters in Freehold, NJ through February 2026.

We had the following areas of focus in 2025 and 2024:

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

We were granted distributorship rights for the KetoAir from Qi Diagnostics for the following territories: North America, South America, the EU and the UK. For our commercialization strategy, we intend to target the diabetes and obesity markets. We sell the product through the KetoAir website and social media. We believe the KetoAir device has some competitive advantages to other methods for measuring ketosis.

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

Acquisition of an AI Generated Publishing Company

On December 12, 2025, we acquired RPM Interactive, Inc., a Nevada corporation (“RPM”). As a result of the acquisition, effective December 12, 2025, we are advancing next-generation AI systems, including automated video generation, enterprise documentation, and workflow automation solutions.

Other Areas

In order to preserve cash and focus on product commercialization, we have suspended all research and development efforts related to cellular therapy. We are redirecting our funding efforts to our core business strategies outlined above.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, we had working capital deficit of approximately $12,651,000 at December 31, 2025 and had incurred recurring net losses from continuing operations and generated negative cash flow from operating activities of continuing operations of approximately $17,519,000 and $4,581,000 for the year ended December 31, 2025, respectively.

We have a limited operating history and our continued growth is dependent upon the continuation of generating revenue for selling of Keto Air, generating revenue from advanced Agentic AI systems, including automated video generation and workflow automation, and obtaining additional financing to fund future obligations and pay liabilities arising from ordinary course business operations. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the release date of this Annual Report on Form 10-K. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in our efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. We plan on raising capital through the sale of equity to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, or at all.

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

Significant estimates during the years ended December 31, 2025 and 2024 include the useful life of intangible assets, the assumptions used in assessing impairment of long-term assets, the allowance for credit loss, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the valuation of Series D convertible preferred stock (“Series D Preferred Stock”), the fair value of the consideration given in the purchase of RPM, the fair value of assets acquired and liabilities assumed in acquisition, and the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024

Income (Loss) from Equity Method Investment – Lab Services MSO

For the year ended December 31, 2025, we had income from our investment in Lab Services MSO of $392,677, which consisted of our share of Lab Services MSO’s net income of $503,833 and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $111,156. We sold our ownership of 40% of Lab Services MSO on February 26, 2025.

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

Other Operating Expenses

For the years ended December 31, 2025 and 2024, other operating expenses consisted of the following:

	Years Ended December 31,
	2025	2024
Advertising and marketing expenses	$843,497	$237,671
Professional fees	5,254,207	1,590,268
Compensation and related benefits	1,101,574	1,308,854
Miscellaneous taxes	213,631	233,488
Directors’ and officers’ liability insurance premium	139,816	212,898
Travel and entertainment	127,468	109,244
Amortization	93,833	-
Rent and related utilities	28,119	62,294
Impairment of laboratory equipment	-	111,033
Other general and administrative	181,891	128,912
	$7,984,036	$3,994,662

●	For the year ended December 31, 2025, advertising and marketing expenses increased by $605,826, or 254.9%, as compared to the year ended December 31, 2024. The increase was primarily due to increased advertising activities in the year ended December 31, 2025. We expect that our advertising and marketing expenses will likely remain at its current level with minimal increase in the near future.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, fairness opinion charge, valuation service fees and other fees. For the year ended December 31, 2025, professional fees increased by $3,663,939, or 230.4%, as compared to the year ended December 31, 2024, which was primarily attributable to an increase in consulting fees of approximately $2,099,000, mainly due to the increase in use of consulting service providers related to capital markets advisory and services related to our potential merger with YOOV, an increase in accounting fees of approximately $537,000, mainly due to the increased accounting services related to our potential merger with YOOV, an increase in legal service fees of approximately $1,049,000, mainly due to the increased legal services related to our potential merger with YOOV, and an increase in fairness opinion charge of approximately $129,000 resulting from the increased fairness opinion services related to our potential merger with YOOV, offset by a decrease in audit fees of approximately $93,000, mainly due to our switching to a different audit service provider, resulting in a lower audit fee, and a decrease in other miscellaneous items of approximately $57,000. We expect that our professional fees will decrease in the near future.

●	For the year ended December 31, 2025, compensation and related benefits decreased by $207,280, or 15.8%, as compared to the year ended December 31, 2024. The decrease was primarily attributable to the decreased compensation for our former executive officer, David Jin. We expect that our compensation and related benefits will likely remain at its current level with minimal increase in the near future.

●	For the year ended December 31, 2025, miscellaneous taxes decreased by $19,857, or 8.5%, as compared to the year ended December 31, 2024. The decrease was primarily attributable to decreased Delaware state franchise tax. We expect that our miscellaneous taxes will remain relatively steady, with minimal increase, in the near future.

●	For the year ended December 31, 2025, directors’ and officers’ liability insurance premium decreased by $73,082, or 34.3%, as compared to the year ended December 31, 2024. The decrease was mainly due to our switching to a different insurance provider, resulting in a lower premium.

●	For the year ended December 31, 2025, travel and entertainment expense increased by $18,224, or 16.7%, as compared to the year ended December 31, 2024, which was primarily attributable to increased business travel activities in the year ended December 31, 2025 as compared to the year ended December 31, 2024.

●	For the year ended December 31, 2025, amortization expense increased by $93,833, or 100.0%, as compared to the year ended December 31, 2024, which was attributable to increased amortization of identifiable intangible assets acquired, representing developed technology and trade name, from December 12, 2025 (the date of acquisition) to December 31, 2025. There was no comparable amortization prior to the date of acquisition.

●	For the year ended December 31, 2025, rent and related utilities expenses decreased by $34,175, or 54.9%, as compared to the year ended December 31, 2024. The decrease was mainly due to the decreased monthly rent driven by decreased office space.

●	In December 2024, we assessed our laboratory equipment for any impairment and concluded that there were indicators of impairment as of December 31, 2024 and we calculated that the estimated undiscounted cash flows were less than the carrying amount of the laboratory equipment. Based on our analysis, we recognized an impairment loss of $111,033 for the year ended December 31, 2024, which reduced the value of laboratory equipment to zero. We did not record any impairment charge for the year ended December 31, 2025.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, SEC registration fees, office supplies, and other miscellaneous items. For the year ended December 31, 2025, other general and administrative expenses increased by $52,979, or 41.1%, as compared to the year ended December 31, 2024, which was mainly attributable to an increase in SEC registration fees of approximately $48,000 related to our registration statements on Form S-4 and Form S-3, and an increase in other miscellaneous items of approximately $5,000.

Loss from Operations

As a result of the foregoing, for the year ended December 31, 2025, loss from operations amounted to $7,591,359, as compared to $4,841,250 for the year ended December 31, 2024, representing an increase of $2,750,109, or 56.8%.

Other (Expense) Income

Other (expense) income mainly includes third party and related party interest expense, debt modification charge, change in fair value of derivative liability, loss on extinguishment of debt, and other miscellaneous income (expense).

Other expense, net, totaled $9,927,514 for the year ended December 31, 2025, as compared to $2,198,354 for the year ended December 31, 2024, representing an increase of $7,729,160, or 351.6%, which was primarily attributable to an increase in loss on extinguishment of debt of approximately $9,077,000 resulted from the reduction in the conversion price of our June 2024 Convertible Note, offset by a decrease in third party interest expense of approximately $161,000, mainly driven by the decrease in amortization of debt discount and debt issuance costs of approximately $155,000, a decrease in related party interest expense of approximately $42,000, a decrease in debt modification charge of approximately $839,000, an increase in gain from change in fair value of derivative liability of approximately $164,000, and a decrease in other expense of approximately $142,000 mainly due to the gain from litigation settlement.

Income Taxes

We did not have any income taxes expense for the years ended December 31, 2025 and 2024 since we incurred losses in these periods.

Net Loss from Continuing Operations

As a result of the factors described above, our net loss from continuing operations was $17,518,873 for the year ended December 31, 2025, as compared to $7,039,604 for the year ended December 31, 2024, representing an increase of $10,479,269, or 148.9%.

Net Loss from Discontinued Operations

Our net loss from discontinued operations was $742,103 for the year ended December 31, 2025, as compared to $863,790 for the year ended December 31, 2024, representing a decrease of $121,687, or 14.1%.

Net Loss

As a result of the factors described above, our net loss was $18,260,976 for the year ended December 31, 2025, as compared to $7,903,394 for the year ended December 31, 2024, representing an increase of $10,357,582, or 131.1%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to our common shareholders (after taking into effect $162,473 in deemed contribution) was $18,098,503, or $5.64 per share (basic and diluted), for the year ended December 31, 2025, as compared to $7,903,394, or $8.44 per share (basic and diluted), for the year ended December 31, 2024, representing an increase of $10,195,109, or 129.0%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our parent company, AHS, Avalon Lab, and Q&A Distribution is the U.S. dollar and the functional currency of Avalon Shanghai is the Chinese Renminbi (“RMB”). The financial statements of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rate of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rate for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $9,402 and $273 for the year ended December 31, 2025 and 2024, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss in each respective period.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $18,270,378 and $7,903,667 for the year ended December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

We have a limited operating history and our continued growth is dependent upon the continuation of generating revenue for selling of Keto Air, generating revenue from advanced Agentic AI systems, including automated video generation and workflow automation, as well as obtaining additional financing to fund future obligations and pay liabilities arising from ordinary course business operations. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in our efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. We plan to raise capital in the future through the sale of equity or debt to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, if at all.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations as they come due and otherwise operate on an ongoing basis. At December 31, 2025 and 2024, we had a cash balance of approximately $109,000 and $2,658,000, respectively. These funds are kept in financial institutions located as follows:

Country:	December 31, 2025		December 31, 2024
United States	$108,599	99.5%	$2,646,395	99.6%
China	492	0.5%	11,787	0.4%
Total cash	$109,091	100.0%	$2,658,182	100.0%

The following table sets forth a summary of changes in our working capital deficit from December 31, 2024 to December 31, 2025:

	December 31,		Changes in
	2025	2024	Amount	Percentage
Working capital deficit:
Total current assets	$1,495,877	$3,236,498	$(1,740,621)	(53.8)%
Total current liabilities	14,147,114	13,882,555	264,559	1.9%
Working capital deficit	$(12,651,237)	$(10,646,057)	$(2,005,180)	18.8%

Our working capital deficit increased by $2,005,180 to $12,651,237 at December 31, 2025 from $10,646,057 at December 31, 2024. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $2,549,000, an increase in accrued professional fees of approximately $1,221,000 which was mainly attributable to the increase in professional services related to our potential merger with YOOV, an increase in accrued payroll liability and compensation of approximately $571,000, an increase in stock subscription liability of $150,000 resulting from the securities purchase agreement signed in June 2025, and an increase in bridge loan payable, net, of approximately $197,000 driven by our bridge loan financing in December 2025, offset by an increase in receivable from sale of equity method investment of $748,000 resulting from execution of the Redemption Agreement signed on February 26, 2025 and the Confidential Settlement Agreement and Mutual Release signed on August 26, 2025 as described elsewhere in this report, a decrease in accrued liabilities and other payables – related parties of approximately $633,000 which was extinguished upon our sale of equity method investment in the first quarter of 2025, and a decrease in convertible note payable, net, of approximately $1,377,000 mainly due to the conversion of our June 2024 Convertible Note in the principal amount of approximately $2,011,000 into our common stock in the year ended December 31, 2025 and the increase in debt discount of approximately $27,000 resulting from our issuance of the July 2025 Convertible Note in the third quarter of 2025, which was offset by our issuance of the July 2025 Convertible Note with principal of $200,000 in the third quarter of 2025 and the amortization of debt discount and debt issuance costs for our convertible note of approximately $461,000 (excluding the initial fair value of the Second Warrant of $621,353) in the year ended December 31, 2025.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flows for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

The following table summarizes the key components of our cash flows for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Net cash used in operating activities from continuing operations	$(4,580,620)	$(4,668,458)
Net cash provided by (used in) investing activities from continuing operations	1,083,026	(100,000)
Net cash provided by financing activities from continuing operations	1,400,820	7,638,667
Net cash flows used in discontinued operations	(443,299)	(289,965)
Effect of exchange rate on cash	(9,018)	1,447
Net (decrease) increase in cash	$(2,549,091)	$2,581,691

Net cash flow used in operating activities from continuing operations for the year ended December 31, 2025 was $4,580,620, which primarily reflected our consolidated net loss from continuing operations of approximately $17,519,000, and the non-cash item adjustments, consisting of income from equity method investment of approximately $393,000, and change in fair market value of derivative liability of approximately $538,000, offset by stock-based compensation and service expense of approximately $1,816,000, amortization of debt issuance costs and debt discount of approximately $1,136,000, and loss on extinguishment of debt of approximately $9,077,000 resulted from the reduction in the conversion price of our June 2024 Convertible Note, and the changes in operating assets and liabilities, primarily consisting of an increase in accrued liabilities and other payables of approximately $1,750,000 which was mainly driven by the increase in accrued professional fees of approximately $1,221,000 related to our potential merger with YOOV in the year ended December 31, 2025 and the increase in accrued payroll liability and compensation of approximately $571,000.

Net cash flow used in operating activities from continuing operations for the year ended December 31, 2024 was $4,668,458, which primarily reflected our consolidated net loss from continuing operations of approximately $7,040,000, and the non-cash item adjustment, consisting of change in fair market value of derivative liability of approximately $374,000, and the changes in operating assets and liabilities, primarily consisting of an increase in prepaid expense and other assets of approximately $107,000 mainly due to the increase in finished goods of approximately $92,000, a decrease in accrued liabilities and other payables of approximately $1,206,000 resulting from payments made to our vendors in the year ended December 31, 2024, and a decrease in operating lease obligation of approximately $123,000, offset by the non-cash items adjustment, primarily consisting of amortization of operating lease right-of-use asset of approximately $123,000, stock-based compensation and service expense of approximately $522,000, loss from equity method investments of approximately $847,000 which was mainly attributable to the amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of approximately $667,000 and the impairment of goodwill acquired from Lab Services MSO acquisition of approximately $260,000, resulting from Lab Services MSO’s lower revenues and net incomes than anticipated and the decline in our stock price and market capitalization, distribution of earnings from equity method investment of approximately $612,000, amortization of debt issuance costs and debt discount of approximately $1,292,000, impairment of laboratory equipment of approximately $111,000, and debt modification charge of approximately $689,000.

We expect our cash used in operating activities to increase in the next 12 months due to the following:

●	the development and commercialization of new products; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow provided by investing activities from continuing operations was $1,083,026 for the year ended December 31, 2025, as compared to net cash flow used in investing activities from continuing operations of $100,000 for the year ended December 31, 2024. During the year ended December 31, 2025, we received proceeds from sale of equity method investment of $1,069,000 and acquired cash on acquisition of approximately $14,000. During the year ended December 31, 2024, we paid $100,000 for the acquisition of a 40% interest in Lab Services MSO.

Net cash flow provided by financing activities from continuing operations was $1,400,820 for the year ended December 31, 2025, as compared to $7,638,667 for the year ended December 31, 2024. During the year ended December 31, 2025, we received proceeds from issuance of July 2025 Convertible Note of $200,000, proceeds from stock subscription of $150,000, an advance from pending sale of noncontrolling interest in subsidiary of approximately $50,000, net proceeds from the issuance of convertible preferred stock of $290,000 (net of cash paid for convertible preferred stock issuance costs of $10,000), proceeds from the issuance of bridge loan of $300,000, and proceeds from issuance of common stock and warrants approximately $476,000, offset by payments made for offering costs of approximately $65,000. During the year ended December 31, 2024, we received net proceeds from the issuance of convertible debts and warrants of approximately $3,085,000 (net of original issue discount of approximately $177,000 and cash paid for convertible note issuance costs of approximately $283,000), an advance from the pending sale of a noncontrolling interest in a subsidiary of approximately $2,122,000, net proceeds from equity offering of approximately $2,719,000 (net of cash paid for commission and other offering costs of approximately $138,000), and proceeds from issuance of convertible preferred stock of $3,500,000, offset by repayments made for loan payable – related party of $400,000, and made for convertible debts of approximately $3,388,000.

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

Foreign Currency Exchange Rate Risk

We ceased all operations in China in 2022, with the exception of a small administrative office. We did not during the year ended December 31, 2025, and do not expect in the foreseeable future, to generate any additional revenue from PRC operations. Thus, exchange rate fluctuations between the RMB and the U.S. dollar do not, and are not expected to, have a material effect on us. For the years ended December 31, 2025 and 2024, we had an unrealized foreign currency translation loss of approximately $9,400 and $300, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenues and operating results was not significant for the years ended December 31, 2025 and 2024.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act, as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. During evaluation of disclosure controls and procedures as of December 31, 2025, conducted as part of our annual audit and preparation of our annual financial statements, our management, including our CEO and CFO, conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the reasons set forth below.

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

Management regularly assesses our internal control over financial reporting and did so most recently for our financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013). Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the lack of segregation of duties resulting from our small size and inability to perform an effective test of the operating effectiveness of the controls, including the oversight of our financial statement close process. The Company has transitioned all email servers to the United States to enhance this aspect of internal controls.

In light of the material weaknesses described above, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2025 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite the material weakness identified in our internal control over financial reporting, our consolidated financial statements for the year ended December 31, 2025 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than those described above, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Attestation Report of the Registered Public Accounting Firm

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

ITEM 9B. OTHER INFORMATION

Business Loan and Security Agreement

On March 25, 2026, the Company entered into a Business Loan and Security Agreement (the “Business Loan Agreement”) with a commercial funding source (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $787,500 (the “Business Loan”), with net proceeds to the Company of $750,000, following the payment of an administration fee of $37,500, with a total repayment amount of $1,134,000, including interest charges of $346,500 (assuming all payments are made on time and the Business Loan is not prepaid) repayable in 30 weekly installments of $37,800 with a maturity date of October 20, 2026. Pursuant to the Business Loan Agreement, the Company granted the Lender a continuing security interest in certain collateral (as defined in the Business Loan Agreement). In connection with the Business Loan, the Company issued Lender a Confessed Judgement Secured Promissory Note (the “Secured Note”) dated March 25, 2026 in the amount 787,500 with a maturity date of October 20, 2026.

The foregoing descriptions of the Business Loan Agreement are not complete and are qualified in their entirety by reference to the full text of the Business Loan Agreement and Secured Note, copies of which are filed as Exhibit 10.123 and 4.20, respectively to this Annual Report on Form 10-K and is incorporated by reference herein.

During the quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to all our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on the investor relations section of our website www.avalon-globocare.com.

We have adopted an insider trading policy applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Capital Marke listing standards. Our insider trading policy is included as Exhibit 19.1 to this Annual Report on Form 10-K and is available in the investor relations section of our website www.avalon-globocare.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

The consolidated financial statements required by this Item are included beginning at page F-1.

(1) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

1.1	Open Market Sale AgreementSM, dated as of December 13, 2019, by and between Avalon GloboCare Corp. and Jefferies LLC. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2019).

2.1	Membership Interest Purchase Agreement, dated November 7, 2022, by and among the Registrant, Laboratory Services MSO, LLC, SCBC Holdings LLC, Avalon Laboratory Services, Inc., The Zoe Family Trust, Bryan Cox and Sarah Cox (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2022).

2.2	Amended and Restated Membership Interest Purchase Agreement, dated February 9, 2023 by and among the Registrant, Laboratory Services MSO, LLC, SCBC Holdings LLC, Avalon Laboratory Services, Inc., the Zoe Family Trust, Bryan Cox and Sarah Cox (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on February 13, 2023).

2.3	Agreement and Plan of Merger, dated March 7, 2025, by and among Avalon GloboCare Corp., Nexus MergerSub Limited and YOOV Group Holding Limited (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on March 10, 2025).

2.4	Agreement and Plan of Merger, dated December 12, 2025, by and among Avalon Globocare Corp., Avalon Quantum AI, LLC and RPM Interactive, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2025)

2.5	Amended and Restated Membership Interest Purchase Agreement dated February 18, 2026, dated February 18, 2026, between Avalon Globocare Corp. and Wenzhao Lu (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2026)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Avalon GloboCare Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 4, 2023).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018).

3.4	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 8, 2022).

3.5	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on February 13, 2023).

3.6	Certificate of amendment dated October 23, 2024 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2024).

3.7	Certificate of Designations of Preferences and Rights of Series C Convertible Preferred Stock of the Company, as filed on December 13, 2024, with the Department of State, Division of Corporations, of the State of Delaware (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2024).

3.8	Certificate of Designations of Preferences and Rights of Series D Convertible Preferred Stock of the Company, as filed on January 6, 2025, with the Department of State, Division of Corporations, of the State of Delaware (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2025).

3.9	Certificate of Elimination relating to the Series A Preferred Stock, filed with the Secretary of State of Delaware on March 7, 2025 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).

3.10	Certificate of Elimination relating to the Series B Preferred Stock, filed with the Secretary of State of Delaware on March 7, 2025 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).

3.11	Amendment No. 1 to the Avalon Bylaws, as adopted and approved by the Avalon Board on March 7, 2025 (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).

3.12	Certificate of Amendment to the Series C Certificate of Designations, as filed on May 29, 2025, with the Department of State, Division of Corporations, of the State of Delaware (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2025)

3.13	Certificate of Amendment to the Series C Certificate of Designations, as filed on May 29, 2025, with the Department of State, Division of Corporations, of the State of Delaware (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2025)

3.14	Certificate of Designation of Series E Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2025)

4.1	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the December 2016 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2016).

4.2 †	Stock Option issued to Luisa Ingargiola dated February 21, 2017 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017).

4.3	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the March 2017 Accredited Investor (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).

4.4	Share Subscription Agreement between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).

4.5	Warranty Agreement by and between Lu Wenzhao and Beijing DOING Biomedical Technology Co., Ltd., dated February 27, 2017 (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).

4.6	Form of Subscription Agreement between Avalon GloboCare Corp. and the October 2017 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017).

4.7	Form of Warrant to Boustead Securities, LLC in connection with the private placements (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 27, 2018).

4.8	Form of Warrant (April 2019) (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019).

4.9*	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

4.10	Form of Subscription Agreement by and between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated August 5, 2022 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2022).

4.11	Form of Subscription Agreement by and between Avalon GloboCare Corp. and Emma Li Xu Qingbo dated August 5, 2022 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2022).

4.12	Promissory Note between the Company and Anthony Macaluso, dated July 3, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 9, 2025)

4.13	Promissory Note between the Company and Lawrence Bruno, dated July 3, 2025 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 9, 2025)

4.15	Warrants issued by the Company to Investor dated as of July 14, 2025 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2025)

4.16	Bridge Note, between the Company and Allen O Cage Jr., dated as of December 11, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2025)

4.17	Promissory Note (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 18, 2026)

4.18	Amendment to Unsecured Bridge Note dated December 11, 2025 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2026)

4.19	Promissory Note dated February 19, 2026 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2026)

4.20*	Confessed Judgement Secured Promissory Note dated March 26, 2026

10.1	Share Exchange Agreement dated as of October 19, 2016 by and among Avalon Healthcare System, Inc., the shareholders of Avalon Healthcare System, Inc. and Avalon GloboCare Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).

10.2 †	Executive Employment Agreement, effective December 1, 2016, by and between Avalon GloboCare Corp. and David Jin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2016).

10.3	Agreement of Sale by and between Freehold Craig Road Partnership and Avalon GloboCare Corp., dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2016).

10.4 †	Executive Employment Agreement by and between Avalon (Shanghai) Healthcare Technology Ltd. and Meng Li, dated January 11, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2017).

10.5 †	Executive Retention Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola, dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017).

10.6 †	Indemnification Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola, dated February 21, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017).

10.7 †	Director Agreement by and between Avalon GloboCare Corp. and Steven P. Sukel dated April 28, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017).

10.8 †	Director Agreement by and between Avalon GloboCare Corp. and Yancen Lu dated April 28, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2017).

10.9	Consultation Service Contract between Daopei Investment Management (Shanghai) Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017).

10.10	Consultation Service Contract between Hebei Yanda Ludaopei Hospital Co., Ltd and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017).

10.11	Consultation Service Contract between Nanshan Memorial Stem Cell Biotechnology Co., Ltd. and Avalon HealthCare System Inc. dated April 1, 2016 (English translation) (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 7, 2017).

10.12	Loan Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 19, 2017 (English translation) (incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017).

10.13	Securities Purchase Agreement between Avalon GloboCare Corp. and Genexosome Technologies Inc. dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017).

10.14	Asset Purchase Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017).

10.15	Stock Purchase Agreement between Genexosome Technologies Inc., Beijing Jieteng (Genexosome) Biotech Co. Ltd. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017).

10.16 †	Executive Retention Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017).

10.17	Invention Assignment, Confidentiality, Non-Compete and Non-Solicit Agreement between Genexosome Technologies Inc. and Yu Zhou dated October 25, 2017 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017).

10.18 †	Director Agreement by and between Avalon GloboCare Corp. and Wilbert J. Tauzin II dated November 1, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017).

10.19	Agreement between Avalon GloboCare Corp. and Tauzin Consultants, LLC dated November 1, 2017 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017).

10.20 †	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated April 3, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018) .

10.21 †	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 3, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2018) .

10.22	Advisory Service Contract between Ludaopei Hematology Research Institute Co., Ltd. and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated April 1, 2018 (English translation) (incorporated by reference to that Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 19, 2018).

10.23	Form of Subscription Agreement by and between Avalon GloboCare Corp. and the April 2018 Accredited Investors (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2018).

10.24	Supplementary Agreement Related to Share Subscription by and between Avalon GloboCare Corp., Avalon (Shanghai) Healthcare Technology Co., Ltd., Beijing DOING Biomedical Technology Co., Ltd. and Daron Liang dated April 23, 2018 (English translation) (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018).

10.25	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated May 3, 2018 (English translation) (incorporated by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018).

10.26 †	Director Agreement by and between Avalon GloboCare Corp. and Tevi Troy dated June 4, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018).

10.27	Joint Venture Agreement by and between Avalon (Shanghai) Healthcare Technology Co., Ltd. and Jiangsu Unicorn Biological Technology Co., Ltd. dated May 29, 2018 (English translation) (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018).

10.28 †	Director Agreement by and between Avalon GloboCare Corp. and William Stilley, III dated July 5, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2018).

10.29 †	Director Agreement by and between Avalon GloboCare Corp. and Steven A. Sanders dated July 30, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2018).

10.30	Loan Extension Agreement between Lotus Capital Overseas Limited and Avalon (Shanghai) Healthcare Technology Co., Ltd. dated August 3, 2018 (English translation) (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018).

10.31	Strategic Partnership Agreement between Avalon GloboCare Corp. and Weill Cornell Medical College of Cornell University dated August 6, 2018 (incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 7, 2018).

10.32	Equity Joint Venture Agreement by and between Avactis Biosciences, Inc., a wholly-owned subsidiary of Avalon GloboCare Corp., and Arbele Limited for the establishment of AVAR (China) BioTherapeutics Ltd. dated October 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018).

10.33	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated January 3, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019).

10.34	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated January 3, 2019 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019).

10.35	Letter Agreement by and between Avalon (Shanghai) Healthcare Technology Co. Ltd. and Meng Li dated January 3, 2019 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019).

10.36	Promissory Note issued to Daniel Lu dated Mach 18, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2019).

10.37†	Director Agreement by and between Avalon GloboCare Corp. and Meng Li dated April 5, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019).

10.38†	Director Agreement by and between Avalon GloboCare Corp. and Yue “Charles” Li dated April 5, 2019 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019).

10.39	Form of Securities Purchase Agreement dated April 25, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019).

10.40	Revolving Line of Credit Agreement dated as of August 29, 2019 between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated August 29, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019).

10.41	Form of Warrant Redemption and Cancellation Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019).

10.42	Letter Agreement by and between Avalon GloboCare Corp. and David Jin dated February 20, 2020 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020).

10.43	Letter Agreement by and between Avalon GloboCare Corp. and Meng Li dated February 20, 2020 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020).

10.44	Letter Agreement by and between Avalon GloboCare Corp. and Luisa Ingargiola dated February 20, 2020 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2020).

10.45	Debt Settlement Agreement and Release between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2021).

10.46	Corporate Research Agreement between Avalon GloboCare Corp. and the University of Pittsburgh of the Commonwealth System of Higher Education dated July 8, 2021 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2021).

10.47	Form of Securities Purchase Agreement dated March 28, 2022 (incorporated by reference to Exhibit 10.47 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022).

10.48	Form of Convertible Note - March 2022 (incorporated by reference to Exhibit 10.48 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022).

10.49	Loan Extension and Modification Agreement between Avalon GloboCare Corp. and Wenzhao Lu dated March 28, 2022 (incorporated by reference to Exhibit 10.49 of the Form 10-K filed with the Securities and Exchange Commission on March 30, 2022).

10.50	Consulting Agreement, dated February 9, 2023, by and between Laboratory Services MSO, LLC and Sarah Cox (incorporated by reference to Exhibit 10.50 to the registrant’s Annual Report on Form 10-K filed on April 15, 2024).

10.51	Form of Warrant - March 2022 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.52	Amendment No. 1 to the Equity Joint Venture Agreement entered between Avalon GloboCare Corp., Avactis Biosciences Inc., Arbele Limited and Arbele Biotherapeutics Limited dated April 6, 2022 (incorporated by reference to Exhibit 10.53 of the Form 10-Q filed with the Securities and Exchange Commission on May 11, 2022).

10.53	Letter Agreement between Avalon GloboCare Corp. and Fsunshine Trading PTE. Ltd. dated June 8, 2022 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission on June 8, 2022).

10.54	Debt Settlement Agreement and Release between Avalon GloboCare Corp. and Wenzhao “Daniel” Lu dated July 25, 2022 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission on July 27, 2022).

10.55	Conversion Agreement between Avalon GloboCare Corp. and Fsunshine Trading PTE. Ltd. Dated July 25, 2022 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission on July 27, 2022).

10.56	Form of Balloon Promissory Note issued to S&P Principal LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on September 8, 2022).

10.57	Form of Mortgage and Security Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission on September 8, 2022).

10.58	Form of Guaranty (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission on September 8, 2022).

10.59	Form of Securities Purchase Agreement for the purchase of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on November 8, 2022).

10.60	Director Agreement by and Between Avalon GloboCare Corp. and Lourdes Felix dated January 9, 2023 (incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed with the SEC on January 11, 2023).

10.61	Second Amended and Restated Limited Company Agreement, dated February 9, 2023, by and among Laboratory Services MSO, LLC, SCBC Holdings LLC, the Zoe Family Trust, Bryan Cox, Sarah Cox and the members named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 13, 2023) .

10.62	Securities Purchase Agreement, dated May 23, 2023, between Avalon GloboCare Corp. and Mast Hill Fund, L.P (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023) .

10.63	Security Agreement, dated May 23, 2023, by and among Avalon GloboCare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Laboratory Services MSO, LLC, Genexosome Technologies Inc., International Exosome Association LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).

10.64	Senior Secured Promissory Note, dated May 23, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).

10.65	First Warrant, dated May 23, 2023, by and between Avalon GloboCare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).

10.66	Second Warrant, dated May 23, 2023, by and between Avalon GloboCare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).

10.67	Form of Balloon Mortgage Note (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).

10.68	Form of Second Mortgage and Security Agreement (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).

10.69	Form of Guaranty (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).

10.70	Form of Hazardous Material Guaranty and Indemnification Agreement (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023).

10.71	Sales Agreement, dated June 16, 2023, by and between Avalon GloboCare Corp. and Roth Capital Partners, LLC. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2023).

10.72	Securities Purchase Agreement, dated July 6, 2023, by and between Avalon Globocare Corp. and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.73	Security Agreement, dated July 6, 2023, by and among Avalon GloboCare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Laboratory Services MSO, LLC, Genexosome Technologies Inc., International Exosome Association LLC and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.74	Senior Secured Promissory Note, dated July 6, 2023, by and between Avalon GloboCare Corp. and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.75	First Warrant dated July 6, 2023, by and between Avalon GloboCare Corp. and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.76	Second Warrant, dated July 6, 2023, by and between Avalon Globocare Corp. and Firstfire Global Opportunities, LLC. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.77	Securities Purchase Agreement, dated October 9, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.78	Security Agreement, dated October 9, 2023, among Avalon Globocare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Laboratory Services MSO, LLC, Genexosome Technologies Inc., International Exosome Association LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.79	Senior Secured Promissory Note, dated October 9, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.80	First Warrant, dated October 9, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.81	Second Warrant, dated October 9, 2023, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.82	Securities Purchase Agreement, dated October 9, 2023, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.83	Security Agreement, dated October 9, 2023, among Avalon Globocare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Laboratory Services MSO, LLC, Genexosome Technologies Inc., International Exosome Association LLC and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.84	Senior Secured Promissory Note, dated October 9, 2023, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.85	First Warrant, dated October 9, 2023, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.86	Second Warrant, dated October 9, 2023, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.87	Mortgage and Security Agreement, dated October 9, 2023, between Avalon Globocare Corp., Mast Hill Fund, L.P and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

10.88	Membership Interest Purchase Agreement, dated November 17, 2023, between Avalon Globocare Corp. and Wenzhao Lu (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2023).

10.89	Mortgage and Security Agreement, dated March 27, 2024, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2024).

10.90	Mortgage and Security Agreement, dated March 27, 2024, between Avalon Globocare Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2024).

10.91	Senior Secured Convertible Promissory Note, dated March 7, 2024, between Avalon GloboCare Corp. and Mast Hill Fund, LP (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 31, 2024).

10.92	Security Agreement, dated March 7, 2024, between Avalon GloboCare Corp. and Mast Hill Fund, LP.* (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 31, 2024).

10.93	Warrant, dated March 7, 2024, between Avalon GloboCare Corp. and Mast Hill Fund, LP.* (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 31, 2024).

10.94	Securities Purchase Agreement, dated June 5, 2024, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024).

10.95	Security Agreement, dated June 5, 2024, among Avalon Globocare Corp., Avalon Healthcare System Inc., Avalon Laboratory Services, Inc., Avalon RT 9 Properties, LLC, Avactis Biosciences, Inc., Genexosome Technologies Inc., International Exosome Association LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024).

10.96	Senior Secured Promissory Note, dated June 5, 2024, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024).

10.97	First Warrant, dated June 5, 2024, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024).

10.98	Second Warrant, dated June 5, 2024, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024).

10.99	Mortgage and Security Agreement, dated June 5, 2024, between Avalon Globocare Corp. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024).

10.100	Consent, Acknowledgement, and Waiver Agreement, between the Company and Holder, dated as of December 15, 2024 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2024).

10.101	Common Stock Purchase Warrant, between the Company and Holder, dated as of December 15, 2024 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2024).

10.102	Securities Purchase Agreement, between the Company and Holder, dated as of December 19, 2024 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2024).

10.103	Redemption and Abandonment Agreement, dated February 26, 2025, by and among Avalon GloboCare Corp., Avalon Laboratory Services, Inc., Laboratory Services MSO, LLC, SCBC Holdings LLC, the Zoe Family Trust, Bryan Cox and Sarah Cox (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2025).

10.104	Form of Avalon Voting and Support Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).

10.105	Form of YOOV Voting and Support Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).

10.106	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).

10.107	Securities Purchase Agreement, between the Company and Investor, dated as of June 4, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2025)

10.108	Waiver, between the Company and Holder dated as of Mary 29, 2025 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2025)

10.109	Definitive Agreement by and between the Company, Q&A, and Qi Diagnostics dated June 23, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2025)

10.110	Securities Purchase Agreement by and between the Company and Investor, dated as of July 14, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2025)

10.111	Registration Rights Agreement by and between the Company and Investor, dated as of July 14, 2025 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2025)

10.112	Securities Purchase Agreement by and between the Company and Investor, dated as of July 21, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 23, 2025)

10.113	Waiver by and between the Company and Investor, dated as of July 28, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025)

10.114	Securities Purchase Agreement, between the Company and Allen O Cage Jr., dated as of December 11, 2025 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2025)

10.115	Amendment to Securities Purchase Agreement and Unsecured Bridge Note dated December 14, 2025, between the Company and Allen O Cage Jr. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2025)

10.116	Amendment No. 1 dated December 14, 2025 by and among Avalon Globocare Corp., Avalon Quantum AI, LLC and RPM Interactive, Inc (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2025)

10.117	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 18, 2026)

10.118	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2026)

10.119	Ingargiola Combined Company Executive Retention Agreement (incorporated by reference to Exhibit 10.111 to the registrant’s Registration Statement on Form S-4 filed with the SEC on June 9, 2025)

10.120	Wong Combined Company Executive Retention Agreement (incorporated by reference to Exhibit 10.112 to the registrant’s Registration Statement on Form S-4 filed with the SEC on June 9, 2025)

10.121	Mark Wong Combined Company Executive Retention Agreement (incorporated by reference to Exhibit 10.113 to the registrant’s Registration Statement on Form S-4 filed with the SEC on June 9, 2025)

10.122	Mutual Termination and Release Agreement, dated as of January 21, 2026, by and among Avalon Globocare Corp., Nexus MergerSub Limited and YOOV Group Holding Limited (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2026)

10.123#*	Business Loan and Security Agreement dated as of March 26, 2026

19.1	Insider Trading Policy. (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Avalon GloboCare Corp. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2024).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.
+	The schedules (and similar attachments) to this exhibit have been omitted from this filing pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule (or similar attachment) to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.

Dated: March 30, 2026	By:	/s/ Meng Li
	Name:	Meng Li
	Title:	Interim Chief Executive Officer and President (Principal Executive Officer)

Dated: March 30, 2026	By:	/s/ Luisa Ingargiola
	Name:	Luisa Ingargiola
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Meng Li and Luisa Ingargiola, and each of them individually, his or her true and lawful attorney-in-fact, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Meng Li	Interim Chief Executive Officer	March 30, 2026
Meng Li	(Principal Executive Officer)

/s/ Luisa Ingargiola	Chief Financial Officer	March 30, 2026
Luisa Ingargiola	(Principal Financial and Accounting Officer)

/s/ Wenzhao Lu	Chairman of the Board of Directors	March 30, 2026
Wenzhao Lu

/s/ Steven A. Sanders	Director	March 30, 2026
Steven A. Sanders

/s/ Lourdes Felix	Director	March 30, 2026
Lourdes Felix

/s/ Michael Mathews	Director	March 30, 2026
Michael Mathews

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Avalon GloboCare Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avalon GloboCare Corp. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill and Intangible Assets

As discussed in the notes to the financial statements, the Company completed a business combination during the year, which required the assets and liabilities assumed to be measured at fair value on the date of the acquisition. The acquisition resulted in the capitalization of goodwill and intangible assets.

Auditing management’s valuation of the initial values of goodwill and intangible assets involves significant judgements and estimates to determine the proper value.

To evaluate the appropriateness of the valuation of the goodwill and intangible assets, we evaluated management’s significant judgments and estimates to determine that the goodwill and intangible assets are properly valued.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, TX

March 30, 2026

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS

CURRENT ASSETS:
Cash	$109,091	$2,658,182
Receivable from sale of equity method investment	748,000	-
Prepaid expense and other current assets	282,170	255,084
Current assets of discontinued operations	356,616	323,232
Total Current Assets	1,495,877	3,236,498

NON-CURRENT ASSETS:
Operating lease right-of-use assets, net	-	4,709
Property and equipment, net	727	1,298
Intangible assets, net	2,158,167	-
Goodwill	12,808,197	-
Equity method investments, net	-	10,636,544
Non-current assets of discontinued operations	6,937,769	7,106,129
Total Non-current Assets	21,904,860	17,748,680
Total Assets	$23,400,737	$20,985,178

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$1,832,606	$611,462
Accrued research and development fees	153,772	153,772
Accrued payroll liability and compensation	1,072,553	501,258
Accrued litigation settlement	363,450	373,450
Accrued liabilities and other payables	281,063	228,800
Accrued liabilities and other payables - related parties	100,000	732,916
Operating lease obligation	6,000	10,709
Advance from pending sale of noncontrolling interest - related party	3,158,078	3,108,106
Derivative liability	34,156	127,545
Stock subscription liability	150,000	-
Bridge loan payable, net	197,341	-
Convertible note payable, net	737,018	2,113,773
Current liabilities of discontinued operations	6,061,077	5,920,764

Total Current Liabilities	14,147,114	13,882,555

NON-CURRENT LIABILITIES:
Non-current liabilities of discontinued operations	23,515	-
Total Non-current Liabilities	23,515	-
Total Liabilities	14,170,629	13,882,555

Commitments and Contingencies (Note 22)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
Series A Convertible Preferred Stock, 0 and 9,000 shares issued and outstanding at December 31, 2025 and 2024, respectively	-	9,000,000
Series B Convertible Preferred Stock, 0 and 11,000 shares issued and outstanding at December 31, 2025 and 2024, respectively	-	11,000,000
Series C Convertible Preferred Stock, 3,800 and 3,500 shares issued and outstanding at December 31, 2025 and 2024, respectively; Liquidation preference $3.8 million at December 31, 2025	3,790,000	3,500,000
Series D Convertible Preferred Stock, 5,000 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively; Liquidation preference $5 million at December 31, 2025	8,837,527	-
Series E Convertible Preferred Stock, 19,500 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively; Liquidation preference $19.5 million at December 31, 2025	14,916,753	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,857,476 shares issued and 4,854,009 shares outstanding at December 31, 2025; 1,445,979 shares issued and 1,442,512 shares outstanding at December 31, 2024	486	145
Additional paid-in capital	88,376,767	72,023,525
Less: common stock held in treasury, at cost; 3,467 shares at December 31, 2025 and 2024	(522,500)	(522,500)
Accumulated deficit	(105,934,101)	(87,673,125)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss	(241,402)	(232,000)
Total Avalon GloboCare Corp. stockholders' equity	9,230,108	7,102,623
Noncontrolling interest	-	-
Total Equity	9,230,108	7,102,623
Total Liabilities and Equity	$23,400,737	$20,985,178

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2025	2024

INCOME (LOSS) FROM EQUITY METHOD INVESTMENT - LAB SERVICES MSO	$392,677	$(846,588)

OTHER OPERATING EXPENSES:
Advertising and marketing expenses	843,497	237,671
Professional fees	5,254,207	1,590,268
Compensation and related benefits	1,101,574	1,308,854
Other general and administrative expenses	784,758	857,869
Total Other Operating Expenses	7,984,036	3,994,662

LOSS FROM OPERATIONS	(7,591,359)	(4,841,250)

OTHER (EXPENSE) INCOME
Interest expense - amortization of debt discount and debt issuance costs	(1,136,412)	(1,291,814)
Interest expense - other	(320,282)	(325,486)
Interest expense - related party	-	(42,445)
Debt modification charge	-	(838,794)
Change in fair value of derivative liability	538,213	374,365
Loss on extinguishment of debt	(9,076,587)	-
Other income (expense)	67,554	(74,180)
Total Other Expense, net	(9,927,514)	(2,198,354)

LOSS BEFORE INCOME TAXES	(17,518,873)	(7,039,604)

INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	(17,518,873)	(7,039,604)

NET LOSS FROM DISCONTINUED OPERATIONS	(742,103)	(863,790)

NET LOSS	$(18,260,976)	$(7,903,394)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-

NET LOSS AFTER NONCONTROLLING INTEREST	(18,260,976)	(7,903,394)

DEEMED CONTRIBUTION ON EXCHANGE OF EQUITY INSTRUMENTS	162,473	-

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(18,098,503)	$(7,903,394)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted, continuing operations	$(5.41)	$(7.52)
Basic and diluted, discontinued operations	(0.23)	(0.92)
Basic and diluted	$(5.64)	$(8.44)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	3,210,779	936,614

COMPREHENSIVE LOSS:
NET LOSS	$(18,260,976)	$(7,903,394)
OTHER COMPREHENSIVE LOSS FROM CONTINUED OPERATIONS
Unrealized foreign currency translation loss	(9,402)	(273)
COMPREHENSIVE LOSS	(18,270,378)	(7,903,667)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(18,270,378)	$(7,903,667)

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2025 and 2024

	Avalon GloboCare Corp. Stockholders' Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number		Number		Number		Number		Number		Number		Additional	Number				Other
	of		of		of		of		of		of		Paid-in	of		Accumulated	Statutory	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2024	9,000	$9,000,000	11,000	$11,000,000	-	$-	-	$-	-	$-	736,769	$74	$67,886,082	(3,467)	$(522,500)	$(79,769,731)	$6,578	$(231,727)	$-	$7,368,776

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	-	-	-	-	-	-	33,800	3	320,543	-	-	-	-	-	-	320,546

Sale of common stock, net	-	-	-	-	-	-	-	-	-	-	281,843	28	2,544,283	-	-	-	-	-	-	2,544,311

Issuance of common stock upon cashless exercise of stock warrants	-	-	-	-	-	-	-	-	-	-	42,381	4	(4)	-	-	-	-	-	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	145,153	15	530,335	-	-	-	-	-	-	530,350

Reclassification of derivative liability to equity	-	-	-	-	-	-	-	-	-	-	-	-	2,354	-	-	-	-	-	-	2,354

Sale of Series C Convertible Preferred Stock	-	-	-	-	3,500	3,500,000	-	-	-	-	-	-	-	-	-	-	-	-	-	3,500,000

Issuance of pre-funded warrants	-	-	-	-	-	-	-	-	-	-	-	-	688,794	-	-	-	-	-	-	688,794

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	51,159	-	-	-	-	-	-	51,159

Shares issued for adjustments for 1:15 reverse split	-	-	-	-	-	-	-	-	-	-	206,033	21	(21)	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(273)	-	(273)

Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,903,394)	-	-	-	(7,903,394)

Balance, December 31, 2024	9,000	9,000,000	11,000	11,000,000	3,500	3,500,000	-	-	-	-	1,445,979	145	72,023,525	(3,467)	(522,500)	(87,673,125)	6,578	(232,000)	-	7,102,623

Issuance of common stock upon cashless exercise of stock warrants	-	-	-	-	-	-	-	-	-	-	429,181	43	(43)	-	-	-	-	-	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	606,494	61	1,880,725	-	-	-	-	-	-	1,880,786

Reclassification of derivative liability to equity	-	-	-	-	-	-	-	-	-	-	-	-	176,529	-	-	-	-	-	-	176,529

Series D Convertible Preferred Stock issued in exchange of Series A Convertible Preferred Stock	(9,000)	(9,000,000)	-	-	-	-	5,000	8,837,527	-	-	-	-	162,473	-	-	-	-	-	-	-

Series B Convertible Preferred Stock extinguished related to sale of equity method investment	-	-	(11,000)	(11,000,000)	-	-	-	-	-	-	-	-	2,348,695	-	-	-	-	-	-	(8,651,305)

Stock-based compensation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(13,409)	-	-	-	-	-	-	(13,409)

Conversion of convertible note payable and accrued interest into common stock	-	-	-	-	-	-	-	-	-	-	2,244,622	224	2,244,398	-	-	-	-	-	-	2,244,622

Loss on extinguishment of debt recognized	-	-	-	-	-	-	-	-	-	-	-	-	9,076,587	-	-	-	-	-	-	9,076,587

Sale of Series C Convertible Preferred Stock, net	-	-	-	-	300	290,000	-	-	-	-	-	-	-	-	-	-	-	-	-	290,000

Series E Convertible Preferred Stock issued for acquisition	-	-	-	-	-	-	-	-	19,500	14,916,753	-	-	-	-	-	-	-	-	-	14,916,753

Sale of common stock and warrants, net	-	-	-	-	-	-	-	-	-	-	121,200	12	450,488	-	-	-	-	-	-	450,500

Issuance of common stock as convertible note payable commitment fee	-	-	-	-	-	-	-	-	-	-	10,000	1	26,799	-	-	-	-	-	-	26,800

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,402)	-	(9,402)

Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(18,260,976)	-	-	-	(18,260,976)

Balance, December 31, 2025	-	$-	-	$-	3,800	$3,790,000	5,000	$8,837,527	$19,500	$14,916,753	4,857,476	$486	$88,376,767	(3,467)	$(522,500)	$(105,934,101)	$6,578	$(241,402)	$-	$9,230,108

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(17,518,873)	$(7,039,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	94,443	611
Amortization of operating lease right-of-use asset	64,388	122,553
Stock-based compensation and service expense	1,816,462	521,509
(Income) loss from equity method investment	(392,677)	846,588
Distribution of earnings from equity method investment	-	611,888
Amortization of debt issuance costs and debt discount	1,136,412	1,291,814
Change in fair market value of derivative liability	(538,213)	(374,365)
Impairment of laboratory equipment	-	111,033
Debt modification charge	-	688,794
Loss on extinguishment of debt	9,076,587	-
Changes in operating assets and liabilities:
Security deposit	17,491	-
Prepaid expense and other assets	(22,299)	(106,999)
Accrued liabilities and other payables	1,750,047	(1,205,676)
Accrued liabilities and other payables - related parties	-	(14,051)
Operating lease obligation	(64,388)	(122,553)

NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(4,580,620)	(4,668,458)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for equity interest purchase	-	(100,000)
Cash acquired on acquisition	14,026	-
Proceeds from sale of equity method investment	1,069,000	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	1,083,026	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt and warrants	-	3,367,750
Proceeds from issuance of convertible debt	200,000	-
Payments of convertible debt issuance costs	-	(282,700)
Repayments of convertible debt	-	(3,388,222)
Repayments of loan payable - related party	-	(400,000)
Proceeds from stock subscription liability	150,000	-
Advance from pending sale of noncontrolling interest in subsidiary	49,972	2,122,392
Proceeds from issuance of convertible preferred stock	300,000	3,500,000
Payments of convertible preferred stock issuance costs	(10,000)	-
Proceeds from issuance of bridge loan	300,000	-
Proceeds from issuance of common stock and warrants	475,500	-
Payments of offering costs	(64,652)	-
Proceeds from equity offering	-	2,857,852
Disbursements for equity offering costs	-	(138,405)

NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	1,400,820	7,638,667

DISCONTINUED OPERATIONS

Net cash used in operating activities from discontinued operations	(407,434)	(289,965)

Net cash used in investing activities from discontinued operations	(35,865)	-

NET CASH FLOWS USED IN DISCONTINUED OPERATIONS	(443,299)	(289,965)

EFFECT OF EXCHANGE RATE ON CASH - CONTINUING OPERATIONS	(9,018)	1,447

NET (DECREASE) INCREASE IN CASH	(2,549,091)	2,581,691

CASH - beginning of year	2,658,182	76,491

CASH - end of year	$109,091	$2,658,182

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$916,643	$1,088,512

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$8,530	$-
Common stock issued for accrued liabilities	$42,385	$60,000
Receivable related to sale of equity method investment	$1,745,000	$-
Related party payable extinguished upon sale of equity method investment	$632,916	$-
Series B Convertible Preferred Stock extinguished related to sale of equity method investment	$11,000,000	$-
Series D Convertible Preferred Stock issued in exchange of Series A Convertible Preferred Stock	$9,000,000	$-
Warrants issued as convertible note payable finder's fee	$-	$40,900
Warrants issued with convertible note payable recorded as debt discount	$-	$438,568
Common stock issued as convertible note payable commitment fee	$26,800	$320,546
Equity method investment payable paid by a related party	$-	$566,667
Reclassification of deferred offering costs	$-	$175,136
Settlement of derivative liability	$176,529	$2,354
Issuance of common stock upon cashless exercise of stock warrants	$43	$4
Initial ROU asset and lease liability	$127,486	$-
Conversion of convertible note payable and accrued interest into common stock	$2,244,622	$-
Deferred financing costs in accrued liabilities	$45,000	$-
Legal fees recorded to receivable from sale of equity method investment	$50,000	$-
Reclassification of related party loan payable and accrued expenses to advance from related party	$-	$500,000
Shares issued for adjustments for 1:15 reverse split	$-	$21
Bridge loan issuance costs in accrued liabilities	$18,846	$-
Common stock issued as convertible note payable commitment fee included in accrued liabilities	$138,000	$-

See accompanying notes to the consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Avalon GloboCare Corp. (the “Company” or “ALBT”) was incorporated under the laws of the State of Delaware on July 28, 2014.

The Company is a technology-focused company developing and acquiring innovative artificial intelligence platforms. Through its AI-driven subsidiary, the Company is advancing next-generation AI systems, including automated video generation, enterprise documentation, and workflow automation solutions. The Company is also expanding its intellectual property portfolio in cellular therapy and generative AI publishing and software. In addition, the Company is marketing the KetoAir™ breathalyzer device, which is registered with the U.S. Food and Drug Administration as a Class I medical device, and plans to pursue additional diagnostic applications for the technology. In addition, the Company owned and operated commercial real estate at its headquarters in Freehold, NJ through February 2026.

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

On February 7, 2017, the Company formed Avalon RT 9 Properties, LLC (“Avalon RT 9”), a New Jersey limited liability company. On May 5, 2017, Avalon RT 9 purchased a real property located in Township of Freehold, County of Monmouth, State of New Jersey, having a street address of 4400 Route 9 South, Freehold, NJ 07728. This property was purchased to serve as the Company’s world-wide headquarters for all corporate administration and operations. In addition, the property generates rental income. Avalon RT 9 owns this office building. Avalon RT 9’s business consists of the ownership and operation of the income-producing real estate property in New Jersey. As of December 31, 2025, the occupancy rate of the building is 98.5%. On February 18, 2026, the Company sold 100% of Avalon RT 9 to Wenzhao Lu, the Company’s chairman of the Board of Directors.

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

On February 21, 2025, the Company formed a wholly owned subsidiary, Nexus MergerSub Limited (“Nexus”), a British Virgin Islands (“BIV”) company. There was no activity for the subsidiary since its incorporation through December 31, 2025.

On December 5, 2025, the Company formed a wholly owned subsidiary, Avalon Quantum AI, LLC (“Avalon Quantum AI”), a Nevada company.

On December 12, 2025, the Company acquired RPM Interactive, Inc., a Nevada corporation (“RPM”), in accordance with the terms of the Agreement and Plan of Merger, dated December 12, 2025, as amended by Amendment No. 1 dated December 14, 2025 (as amended, the “Merger Agreement”), by and among the Company, Avalon Quantum AI, LLC, a Nevada limited liability company and a wholly owned subsidiary of the Company (the “Merger Sub”), and RPM. Pursuant to the Merger Agreement, RPM merged with and into the Merger Sub, pursuant to which the Merger Sub was the surviving entity and became a wholly owned subsidiary of the Company (the “Merger”).

As a result of the above Merger transaction, effective December 12, 2025, Avalon Quantum AI is advancing next-generation AI systems, including automated video generation, enterprise documentation, and workflow automation solutions.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these consolidated financial statements as of December 31, 2025 are as follows:

Name of Subsidiary	Place and date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by ALBT	Holding company for payroll and other expenses

Avalon RT 9 Properties LLC (“Avalon RT 9”)	New Jersey February 7, 2017	100% held by ALBT	Owned and operated an income-producing real property and held and managed the corporate headquarters through February 2026

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Is not considered an operating entity
Genexosome Technologies Inc. (“Genexosome”)	Nevada July 31, 2017	60% held by ALBT	No current activities to report, dormant
Avalon Laboratory Services, Inc. (“Avalon Lab”)	Delaware October 14, 2022	100% held by ALBT	No current activities to report, dormant
Q&A Distribution LLC (“Q&A Distribution”)	Texas May 1, 2024	100% held by ALBT	Distributes KetoAir device
Nexus MergerSub Limited (“Nexus”)	BVI February 21, 2025	100% held by ALBT	No current activities to report
Avalon Quantum AI, LLC (“Avalon Quantum AI”)	Nevada December 5, 2025	100% held by ALBT	Advanced Agentic AI systems, including automated video generation and workflow automation solutions."

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

As of December 31, 2025, the Company determined that certain assets that have been disposed of in February 2026 met the criteria for discontinued operations presentation. For all periods presented, the operating results associated with the assets disposed of have been reclassified into net loss from discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss. The associated assets and liabilities have been reflected as current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheets, and the cash flows from the Company’s discontinued operations are presented in the Consolidated Statements of Cash Flows for all periods presented.

Certain prior period balances related to the Company's reportable segments and discontinued operations have been reclassified to conform to the current presentation in the financial statements and accompanying notes. The notes to the Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted. Refer to Note 7 Discontinued Operations and Disposals for additional information on the Company's discontinued operations.

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

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficit of approximately $12,651,000 at December 31, 2025 and had incurred recurring net losses from continuing operations and generated negative cash flow from operating activities of continuing operations of approximately $17,519,000 and $4,581,000 for the year ended December 31, 2025, respectively.

The Company has a limited operating history and its continued growth is dependent upon the continuation of generating revenue for selling of Keto Air, generating revenue from advanced Agentic AI systems, including automated video generation and workflow automation, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenue. There are no assurances that the Company will be successful in its efforts to generate significant revenue, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Significant estimates during the years ended December 31, 2025 and 2024 include the useful life of intangible assets, the assumptions used in assessing impairment of long-term assets, the allowance for credit loss, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the valuation of Series D convertible preferred stock (“Series D Preferred Stock”), the fair value of the consideration given in the purchase of RPM, the fair value of assets acquired and liabilities assumed in acquisition, and the assumptions used to determine fair value of warrants and embedded conversion features of convertible note payable.

Cash and Cash Equivalents

At December 31, 2025 and 2024, the Company’s cash balances by geographic area were as follows:

Country:	December 31, 2025		December 31, 2024
United States	$108,599	99.5%	$2,646,395	99.6%
China	492	0.5%	11,787	0.4%
Total cash	$109,091	100.0%	$2,658,182	100.0%

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at December 31, 2025 and 2024.

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

Derivative liability. Derivative liability is carried at fair value and measured on an ongoing basis. The table below reflects the activity of derivative liability measured at fair value for the years ended December 31, 2025 and 2024:

Significant Unobservable Inputs (Level 3)
Balance of derivative liability as of January 1, 2024	$24,796
Initial fair value of derivative liability attributable to warrants issuance with March and June 2024 fund raises	479,468
Reclassification of additional paid-in capital upon conversion	(2,354)
Gain from change in the fair value of derivative liability	(374,365)
Balance of derivative liability as of December 31, 2024	127,545
Initial fair value of derivative liability attributable to Second Warrant issuance with June 2024 fund raise (See Note 11)	621,353
Gain from change in the fair value of derivative liability	(538,213)
Reclassification of additional paid-in capital upon conversion	(176,529)
Balance of derivative liability as of December 31, 2025	$34,156

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

Laboratory equipment. The Company conducted an impairment assessment on its laboratory equipment based on the guidelines established in Financial Accounting Standards Board (“FASB”) ASC Topic 360 to determine the estimated fair market value of its laboratory equipment as of December 31, 2024. Upon completion of its 2024 impairment analysis, the Company determined that the carrying value exceeded the fair market value of laboratory equipment. The fair market value of laboratory equipment is a level 3 valuation. The Company recorded an impairment charge of $111,033 for the year ended December 31, 2024, which was included in other general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. There is no comparative impairment for the year ended December 31, 2025 since the laboratory equipment was fully impaired at December 31, 2024.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Fair Value Measurements (continued)

Equity method investment in Laboratory Services MSO, LLC The factors used to determine fair value are subject to management’s judgment and expertise. These assumptions represent Level 3 inputs. Impairment of equity method investment in Laboratory Services MSO, LLC for the year ended December 31, 2024 was $259,579, which have been included in loss from equity method investment – Lab Services MSO on the accompanying consolidated statements of operations and comprehensive loss.

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

Credit Risk and Uncertainties

The Company maintains a portion of its cash on deposits with bank and financial institution within the U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At December 31, 2025, there were no balances in excess of the federally-insured limits.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other costs that are directly related to the Company’s open market sale equity financing and will be charged to stockholders’ equity upon completion of the equity offering. As of December 31, 2025 and 2024, deferred offering costs amounted to $84,652 and $0, respectively, which were included in prepaid expense and other current assets.

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

Intangible Assets

Intangible assets consist of goodwill and developed technology and trade name. Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in the business acquisition incurred on December 12, 2025. Goodwill is not amortized, but is tested for impairment at December 31, 2025. Developed technology and trade name are being amortized on a straight-line method over the estimated useful life of 1 year.

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

The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. Impairment of equity method investment amounted to $259,579 for the year ended December 31, 2024. See Note 9 for discussion of equity method investments.

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

Receivable from Sale of Equity Method Investment

During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement (the “Redemption Agreement”), whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company for cash and the surrender of its Series B convertible preferred stock (“Series B Preferred Stock”) having a carrying value of $11,000,000. The aggregate cash amount to the Company for the redemption was $1,745,000, to be paid as follows: one payment of $95,000 at the closing of the redemption and, beginning in March 2025, monthly payments of $75,000 until December 2026. In addition, pursuant to the terms of the Redemption Agreement, all shares of the Company’s Series B Preferred Stock previously issued to SCBC Holdings LLC as partial consideration for the equity interests of Lab Services MSO, were permanently surrendered and relinquished to the Company for no additional consideration. The difference of $2,348,695 between the carrying value of the extinguished Series B Preferred Stock, the aggregate cash amount to the Company for the redemption, net of the payables due to Lab Services MSO of $632,916, totaling $13,377,916, and the carrying value of the equity method investment of $11,029,221 was accounted for as an increase to additional paid-in capital (See Note 16 - Series B Convertible Preferred Stock Extinguished Related to Sale of Equity Method Investment). Accordingly, beginning in February 2025, the Company no longer offers laboratory services.

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

On or about July 22, 2025, the Company filed a lawsuit in the Court of Chancery of the State of Delaware against Laboratory Services MSO, LLC and certain affiliates. The Company has asserted a variety of claims, including breach of contract, arising out of its prior transactions with the defendants, including the Redemption and Abandonment Agreement, dated as of February 26, 2025. The Company and Laboratory Services MSO, LLC entered into a Confidential Settlement Agreement and Mutual Release dated August 26, 2025 whereby Laboratory Services MSO, LLC agreed to pay the Company in the aggregate of $1,722,000 ($50,000 of which is for the Company’s attorneys’ fees and $22,000 of which is interest attributable to the 7th through 12th monthly payments), of which $600,000 was paid on August 29, 2025 and $1,122,000 to be paid on or before the first business day of each month, beginning September 2025 and ending August 2026, in monthly installments of $93,500. The parties provided a mutual release, as well. The case was dismissed in August 2025. As a result, for the three months ended September 30, 2025, the Company recorded a credit loss recovery of $1,650,000 to reinstate the receivable which was written-off in the second quarter of 2025. As of December 31, 2025, the reserve for credit loss amounted to $0.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Assets Held for Sale

Assets held for sale represent property, equipment, and improvement less accumulated depreciation as well as any other assets that are held for sale in conjunction with the sale of a business. The Company records assets held for sale in accordance with ASC 360 at the lower of carrying value or fair value less costs to sell. Fair value is the amount obtainable from the sale of the asset in an arm’s length transaction. The reclassification takes place when the assets are available for immediate sale and the sale is highly probable. These conditions are usually met from the date on which a letter of intent or agreement to sell is ready for signing.

Discontinued Operations

A component of an entity is identified as operations and cash flows that can be clearly distinguished, operationally and financially, from the rest of the entity. Under ASC 205-20, “Presentation of Financial Statements - Discontinued Operations” (“ASC 205-20”), a discontinued operation is a component of an entity that either has been disposed of, or is classified as held for sale and represents a strategic shift that has or will have a major effect on the entity’s operations and financial results, or a newly acquired business or nonprofit activity that upon acquisition is classified as held for sale. Discontinued operations are presented separately from continuing operations in the consolidated statements of operations and the consolidated statements of cash flows (See Note 7). For long-lived assets or disposals groups that are classified as held for sale but do not meet the criteria for discontinued operations, the assets and liabilities are presented separately on the balance sheet of the initial period in which it is classified as held for sale.

Stock Subscription Liability

On June 4, 2025, the Company entered into a subscription agreement with an investor, whereby 141,643 shares of common stock of the Company were subscribed for at $3.53 per share. As of December 31, 2025, the Company received proceeds of $150,000. As of December 31, 2025, these shares have not yet been issued and the proceeds of $150,000 were recorded as a share subscription liability until such time as the common shares are issued.

Office Lease

When a lease contains “rent holidays”, the Company records rental expense on a straight-line basis over the term of the lease. The Company begins recording rent expense on the lease possession date.

Advertising and Marketing Costs

All costs related to advertising and marketing are expensed as incurred. For the years ended December 31, 2025 and 2024, advertising and marketing costs amounted to $843,497 and $237,671, respectively.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, the benefit for tax positions taken can only be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2025 and 2024, the Company had no significant uncertain tax positions which would require either recognition of a liability or disclosure in the financial statements. For United States entities, tax year that remains subject to examination is the years ended December 31, 2025, 2024, 2023 and 2022. For China entities, income tax returns for the tax years ended December 31, 2021 through December 31, 2025 remain open for statutory examination by PRC tax authorities. The Company recognizes interest and penalties related to significant uncertain income tax positions in income tax expense. However, no such interest and penalties were recorded as of December 31, 2025 and 2024.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company, AHS, Avalon Lab, and Q&A Distribution is the U.S. dollar and the functional currency of Avalon Shanghai is the Chinese Renminbi (“RMB”). For Avalon Shanghai whose functional currency is the RMB, result of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2025 and 2024 were translated at 6.9964 RMB and 7.2980 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the years ended December 31, 2025 and 2024 were 7.1889 RMB and 7.1889 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had $162,473 in deemed contribution during the year ended December 31, 2025, which increases the numerator in the net loss per share calculation. For the years ended December 31, 2025 and 2024, potentially dilutive common shares consisted of the common shares issuable upon the conversion of convertible preferred stock and convertible notes (using the if-converted method) and exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The calculation of basic and diluted net loss per common share attributable to the Company common shareholders includes 504,300 of the pre-funded warrants that remained outstanding as of December 31, 2025.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Years Ended December 31,
	2025	2024
Options to purchase common stock	41,169	52,479
Warrants to purchase common stock	95,746	182,996
Series A convertible preferred stock (*)	-	60,000
Series B convertible preferred stock (**)	-	194,004
Series C convertible preferred stock (***)	1,576,763	1,452,282
Series D convertible preferred stock (****)	2,074,689	-
Series E convertible preferred stock (*****)	13,000,000	-
Convertible notes and related accrued interest (******)	788,283	227,269
Potentially dilutive securities	17,576,650	2,169,030

(*)	Assumed the Series A convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $150.00 per share.

(**)	Assumed the Series B convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $56.70 per share.

(***)	Assumed the Series C convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $2.41 per share.

(****)	Assumed the Series D convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $2.41 per share.

(*****)	Assumed the Series E convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $1.50 per share.

(******)	Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $1.00 per share for the years ended December 31, 2025. Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $11.25 per share for the year ended December 31, 2024.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2025 and 2024 consisted of net loss and unrealized loss from foreign currency translation adjustment.

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters. Liabilities for such contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Noncontrolling Interest

As of December 31, 2025, Dr. Yu Zhou, former director and former Co-Chief Executive Officer of Genexosome, who owns 40% of the equity interests of Genexosome, which is not under the Company’s control. Since the fourth quarter of 2019, the non-controlling interest has remained inactive.

Segment Reporting

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and was mainly organized by services. During the year ended December 31, 2025, the Company was organized into two services-oriented strategic business units: laboratory testing services (which ended on the redemption date, February 26, 2025) — which were led by our strategic business unit managers and AI generated publishing services (which commenced on the acquisition date, December 12, 2025). During the year ended December 31, 2024, the Company was organized into one services-oriented strategic business units: laboratory testing services — which were led by our strategic business unit managers. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance.

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

The Company’s Chief Executive Officer is its CODM. The Company reports operational data to its CODM at the segment level, which he uses to evaluate performance and allocate resources based on income/loss from equity method investment – Lab Services MSO and AI generated publishing operating income. The Company only has one segment now.

On February 18, 2026, the Company and Wenzhao Lu, the Company’s chairman of the Board of Directors, entered into an Amended and Restated Membership Interest Purchase Agreement, pursuant to which the Company sold to Mr. Lu 100% of the membership interests of Avalon RT 9. The Company determined that the assets and operations that had been disposed of met the criteria for discontinued operations presentation. For all periods presented, the operating results associated with the assets disposed of have been reclassified into net loss from discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss. The associated assets and liabilities have been reflected as current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheets, and the cash flows from the Company’s discontinued operations are presented in the Consolidated Statements of Cash Flows for all periods presented.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date. ASU 2024-03 requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. ASU 2024-03, as clarified by ASU 2025-01, is effective for public entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact that the updated standard will have on the Company’s disclosures within the consolidated financial statements.

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

Effective December 12, 2025, pursuant to the Agreement and Plan of Merger as discussed in Note 1, the Company acquired 100% of RPM by issuance of 19,500 its Series E Convertible Preferred Stock which has a fair value of $14,916,753 based on a third party valuation report in connection with this acquisition.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACQUISITION (continued)

In according to the acquisition, RPM’s assets and liabilities were recorded at their fair values as of the effective date, December 12, 2025, and the results of operations of RPM are consolidated with results of operations of the Company, starting on December 12, 2025.

The purchase price exceeded the fair value of net assets acquired by $12,808,197. The Company allocated the $12,808,197 excess to goodwill. The results of operations of RPM are included in the consolidated results of operations of the Company from the effective date of December 12, 2025 to December 31, 2025. For the period from the effective date of December 12, 2025 to December 31, 2025, revenue and net loss included in the consolidated statements of operations from RPM amounted to $0 and $94,453, respectively.

In connection with the combination, for the year ended December 31, 2025, the Company incurred acquisition related costs of $75,000 which, pursuant to ASC 805, are expensed and included in professional fees on the accompanying consolidated statements of operations.

The following summarizes total consideration transferred to the RPM stockholders under the acquisition as well as the fair value of the assets acquired and liabilities assumed under the acquisition:

Assets acquired:
Cash	$14,026
Intangible assets	2,252,000
Goodwill	12,808,197
Total assets	15,074,223
Liabilities assumed:
Accounts payable and accrued liabilities	157,470
Total liabilities	157,470
Purchase price	$14,916,753

Net assets were valued at their respective carrying amounts, which the Company believes approximate their current fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.

On December 31, 2025, the Company assessed goodwill for any impairment and concluded that there were not indicators of impairment as of December 31, 2025.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of RPM had occurred as of the beginning of the following periods:

	Years Ended December 31,
	2025	2024
Net revenues	$-	$-
Net loss	$18,919,867	$9,979,986
Net loss attributable to Avalon GloboCare Corp.	$18,919,867	$9,979,986
Net loss per share	$5.89	$10.66

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

At December 31, 2025 and 2024, prepaid expense and other current assets consisted of the following:

	December 31, 2025	December 31, 2024
Prepaid professional fees	$67,139	$33,665
Prepaid directors’ and officers’ liability insurance premium	10,932	9,741
Deferred offering costs	84,652	-
Security deposit	443	17,654
Due from broker	81	32,885
Finished goods	74,841	92,230
Recoverable value-added tax	10,863	9,245
Others	33,219	59,664
Total	$282,170	$255,084

NOTE 6 – PROPERTY AND EQUIPMENT

At December 31, 2025 and 2024, property and equipment consisted of the following:

	Useful Life	December 31, 2025	December 31, 2024
Office equipment and furniture	3 Years	$10,045	$9,630
Less: accumulated depreciation		(9,318)	(8,332)
		$727	$1,298

For the years ended December 31, 2025 and 2024, depreciation expense of property and equipment amounted to $610 and $611, respectively, which was included in other operating expenses.

NOTE 7 – DISCONTINUED OPERATIONS AND DISPOSALS

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major impact on an entity’s operations and financial results when the components of an entity meet the criteria in ASC paragraph 205-20-45-10. In the period in which the component meets the held for sale or discontinued operations criteria the major current assets, non-current assets, current liabilities and non-current liabilities shall be reported as a component of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the income (loss) of continuing operations.

On February 18, 2026, the Company and Wenzhao Lu, the Company’s chairman of the Board of Directors, entered into an Amended and Restated Membership Interest Purchase Agreement (the “Amended MIPA”), pursuant to which the Company sold to Mr. Lu 100% of the membership interests of Avalon RT 9 for approximately $9,000,000.

The subsidiary comprises our real property operations segment. As a result of the planned disposition of the subsidiary, the real property operations segment meets the held for sale criteria of ASC 205-20. Accordingly, the historical results of operations of the real property operations segment have been reflected as discontinued operations in our consolidated financial statement for all periods prior to the Amended MIPA on February 18, 2026.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DISCONTINUED OPERATIONS AND DISPOSALS (continued)

Details of the net loss from discontinued operations were as follows for the years ended December 31:

	2025	2024
REAL PROPERTY RENTAL REVENUE	$1,410,259	$1,333,403
REAL PROPERTY OPERATING EXPENSES	(1,050,599)	(1,065,574)
REAL PROPERTY OPERATING INCOME	359,660	267,829
OTHER OPERATING EXPENSES:
Professional fees	184,544	231,837
Compensation and related benefits	121,395	122,474
Total Other Operating Expenses	305,939	354,311
INCOME (LOSS) FROM OPERATIONS	53,721	(86,482)
OTHER (EXPENSE) INCOME
Interest expense - amortization of debt discount and debt issuance costs	(84,553)	(119,228)
Interest expense - other	(711,291)	(658,000)
Other income (expense)	20	(80)
Total Other Expense, net	(795,824)	(777,308)
LOSS BEFORE INCOME TAXES	(742,103)	(863,790)
INCOME TAXES	-	-
NET LOSS	$(742,103)	$(863,790)

The following table summarizes the assets and liabilities of the discontinued operations as of December 31:

	2025	2024
ASSETS
CURRENT ASSETS
Cash	$258,999	$198,127
Rent receivable	84,898	80,829
Prepaid expense and other current assets	12,719	44,276
Total Current Assets	356,616	323,232
NON-CURRENT ASSETS:
Property and equipment, net	3,478	11,614
Investment in real estate, net	6,925,768	7,022,721
Deferred leasing costs and other non-current assets	8,523	71,794
Total Non-current Assets	6,937,769	7,106,129
Total Assets	$7,294,385	$7,429,361
LIABILITIES
CURRENT LIABILITIES:
Accrued liabilities and other payables	$261,077	$205,317
Note payable, net	5,800,000	5,715,447
Total Current Liabilities	6,061,077	5,920,764
NON-CURRENT LIABILITIES:
Deferred rental income	23,515	-
Total Non-current Liabilities	23,515	-
Total Liabilities	$6,084,592	$5,920,764

The above tables exclude intercompany payables that are eliminated within our consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of the valuation of identifiable intangible assets acquired (See Note 4), representing developed technology and trade name. The Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value the identifiable intangible assets at the acquisition date. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

In addition, in connection with the acquisition of RPM (See Note 4), the purchase price exceeded the fair value of net assets acquired by $12,808,197. The Company allocated the $12,808,197 excess to goodwill. Goodwill is not amortized, but is tested for impairment at December 31, 2025. On December 31, 2025, the Company assessed its goodwill for any impairment and concluded that there were not indicators of impairment as of December 31, 2025.

At December 31, 2025, intangible assets consisted of the following:

	Useful Life	December 31, 2025
Developed technology	1 Year	$2,230,000
Trade name	1 Year	22,000
Goodwill		12,808,197
		15,060,197
Less: accumulated amortization		(93,833)
		$14,966,364

For the year ended December 31, 2025, amortization expense amounted to $93,833, which represented amortization from December 12, 2025 (the date of acquisition) to December 31, 2025. There was no comparable amortization prior to the date of acquisition.

Amortization of intangible assets attributable to future periods is as follows:

For the Year Ending December 31:	Amortization Amount
2026	$2,158,167
2027 and thereafter	-
$2,158,167

NOTE 9 – EQUITY METHOD INVESTMENTS

As of December 31, 2025 and 2024, the equity method investments, net, amounted to $0 and $10,636,544, respectively.

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

NOTE 9 – EQUITY METHOD INVESTMENTS (continued)

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

Intangible assets consisted of the valuation of identifiable intangible assets acquired, representing trade names and customers relationships, which were being amortized on a straight-line method over the estimated useful life of 15 years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. For the period from January 1, 2025 through February 26, 2025 (date of sale) and for the year ended December 31, 2024, amortization expense of these intangible assets amounted to $111,156 and $666,932, respectively, which was included in income (loss) from equity method investment — Lab Services MSO in the accompanying consolidated statements of operations and comprehensive loss.

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in the business acquisition of Lab Services MSO incurred on February 9, 2023. Goodwill is not amortized but is tested for impairment at least once annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

In September 2024, the Company assessed its equity method investment in Laboratory Services MSO, LLC for any impairment and concluded that there were indicators of impairment as of September 30, 2024. The Company calculated that the estimated undiscounted cash flows of goodwill were less than the carrying amount of goodwill related to the equity method investment. The Company has recognized impairment loss of $259,579 related to the equity method investment for the year ended December 31, 2024, which was included in loss from equity method investment — Lab Services MSO in the accompanying consolidated statements of operations and comprehensive loss.

For the period from January 1, 2025 through February 26, 2025 (date of sale) and for the year ended December 31, 2024, the Company’s share of Lab Services MSO’s net income was $503,833 and $79,923, respectively, which was included in income (loss) from equity method investment — Lab Services MSO in the accompanying consolidated statements of operations and comprehensive loss.

The Company classifies distributions received from its investment on Lab Services MSO using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. For the period from January 1, 2025 through February 26, 2025 (date of sale) and for the year ended December 31, 2024, distribution of earnings from the Company’s investment on Lab Services MSO amounted to $0 and $611,888, respectively.

In the years ended December 31, 2025 and 2024, activity recorded for the Company’s equity method investment in Lab Services MSO is summarized in the following table:

Equity investment carrying amount at January 1, 2024	$12,095,020
Lab Services MSO’s net income attributable to the Company	79,923
Intangible assets amortization amount	(666,932)
Distribution of earnings from equity investment	(611,888)
Impairment of goodwill	(259,579)
Equity investment carrying amount at December 31, 2024	10,636,544
Lab Services MSO’s net income attributable to the Company	503,833
Intangible assets amortization amount	(111,156)
Sale of equity investment	(11,029,221)
Equity investment carrying amount at December 31, 2025	$-

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY METHOD INVESTMENTS (continued)

As of December 31, 2024, the Company’s carrying value of the identified intangible assets and goodwill which are included in the equity investment carrying amount was $8,725,712 and $0, respectively. The tables below present the summarized financial information, as provided to the Company by the investee, for the unconsolidated company:

	For the Period from January 1, 2025 through February 26, 2025 (Date of Sale)	For the year Ended December 31, 2024
Net revenue	$4,241,732	$13,558,711
Gross profit	2,155,760	3,534,503
Income (loss) from operation	1,513,000	(265,754)
Net income	1,259,582	199,808

NOTE 10 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2025 and 2024, accrued liabilities and other payables consisted of the following:

	December 31, 2025	December 31, 2024
Accrued loan commitment fee	$138,000	$-
Accrued business expense reimbursement	12,423	34,781
Interest payable	42,333	-
Taxes payable	53,456	176,316
Others	34,851	17,703
Total	$281,063	$228,800

NOTE 11 – CONVERTIBLE NOTE PAYABLE

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

NOTE 11 – CONVERTIBLE NOTE PAYABLE (continued)

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

NOTE 11 – CONVERTIBLE NOTE PAYABLE (continued)

July 2023 Convertible Note (continued)

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

NOTE 11 – CONVERTIBLE NOTE PAYABLE (continued)

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

NOTE 11 – CONVERTIBLE NOTE PAYABLE (continued)

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

NOTE 11 – CONVERTIBLE NOTE PAYABLE (continued)

June 2024 Convertible Note (continued)

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

In accordance with ASC 480-10-25-14, the Company determined that the conversion provisions contain an embedded derivative feature and the Company valued the derivative feature separately, recording debt discount and derivative liability in accordance with the provisions of the convertible debt (See Note 12). However, on June 5, 2024 and December 14, 2024, management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the embedded conversion feature had been estimated to be zero. On December 15, 2024, Mast Hill waived all amortization payments required to be made under the June 2024 Convertible Note. On June 5, 2025, the Second Warrant was not cancelled and was retained by Mast Hill. Accordingly, the initial fair value of the Second Warrant of $621,353 was classified as derivative liability on June 5, 2025 and recorded as interest expense – amortization of debt discount.

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

During the period from June 1, 2025 through December 31, 2025, Mast Hill converted its June 2024 Convertible Note in the principal amount of $2,010,827 into 2,010,827 shares of common stock of the Company at a per share price of $1.00.

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

As consideration for the two investors’ purchase of the July 2025 Convertible Note, the Company issued 5,000 shares of restricted common stock to each investor as a commitment fee. The Company recorded a total debt discount of $26,800 related to the common stock issued to the two investors, which will be amortized over the term of the July 2025 Convertible Note (See Note 16 - Common Shares Issued as Convertible Note Payable Commitment Fee).

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONVERTIBLE NOTE PAYABLE (continued)

July 2025 Convertible Note (continued)

The convertible notes payable as of December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
Principal amount	$745,950	$2,556,777
Less: unamortized debt issuance costs	-	(93,425)
Less: unamortized debt discount	(8,932)	(349,579)
Convertible note payable, net	$737,018	$2,113,773

In subsequent period, Mast Hill converted its June 2024 Convertible Note in the principal amount of $545,949 into 545,949 shares of common stock of the Company at a per share price of $1.00 (See Note 23 - Common Shares Issued for Debt Conversion).

For the years ended December 31, 2025 and 2024, amortization of debt discount and debt issuance costs related to convertible note payable amounted to $1,082,226 (including the initial fair value of the Second Warrant of $621,353) and $1,291,814, respectively, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying consolidated statements of operations and comprehensive loss.

For the years ended December 31, 2025 and 2024, interest expense related to convertible note payable amounted to $320,282 and $325,486, respectively, which have been included in interest expense — other on the accompanying consolidated statements of operations and comprehensive loss.

NOTE 12 – DERIVATIVE LIABILITY

As stated in Note 11, June 2024 Convertible Note, the Company determined that the convertible note payable contains an embedded derivative feature in the form of a conversion provision which is adjustable based on future prices of the Company’s common stock. In accordance with ASC 815-10-25, each derivative feature is initially recorded at its fair value using the Black-Scholes option valuation method and then re-value at each reporting date, with changes in the fair value reported in the statements of operations. However, on June 5, 2024 and December 14, 2024, management determined the probability of failing to make an amortization payment when due was remote and as such the fair value of the embedded conversion feature had been estimated to be zero. On December 15, 2024, Mast Hill waived all amortization payments required to be made under the June 2024 Convertible Note.

On May 23, 2023, the Company issued 9,000 warrants with an exercise price of $67.50 exercisable until May 23, 2028 to Mast Hill and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 9,000 warrants was classified as a derivative liability on May 23, 2023. On December 31, 2024, the estimated fair value of the 9,000 warrants was $3,714. The estimated fair value of the warrants was computed as of December 31, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $3.26, volatility of 97.00%, risk-free rate of 4.27%, annual dividend yield of 0% and expected life of 3.4 years. In March 2025, 8,333 warrants held by Mast Hill were cashless exercised. On December 31, 2025, the estimated fair value of the rest of 667 warrants was $11. The estimated fair value of the warrants was computed as of December 31, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $1.20, volatility of 99.55%, risk-free rate of 3.47%, annual dividend yield of 0% and expected life of 2.4 years.

On July 6, 2023, the Company issued 3,000 warrants with an exercise price of $67.50 exercisable until July 6, 2028 to FirstFire and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 3,000 warrants was classified as a derivative liability on July 6, 2023. On November 18, 2024, 2,778 warrants held by FirstFire were cashless exercised. On December 31, 2024, the estimated fair value of the rest of 222 warrants was $94. The estimated fair value of the warrants was computed as of December 31, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $3.26, volatility of 95.85%, risk-free rate of 4.27%, annual dividend yield of 0% and expected life of 3.5 years. On December 31, 2025, the estimated fair value of the 222 warrants was $4. The estimated fair value of the warrants was computed as of December 31, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $1.20, volatility of 98.29%, risk-free rate of 3.55%, annual dividend yield of 0% and expected life of 2.5 years.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – DERIVATIVE LIABILITY (continued)

On October 9, 2023, the Company issued 7,560 warrants with an exercise price of $37.50 exercisable until October 9, 2028 to Mast Hill and FirstFire and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 7,560 warrants was classified as a derivative liability on October 9, 2023. On November 18, 2024, 3,500 warrants held by FirstFire were cashless exercised. On December 31, 2024, the estimated fair value of the rest of 4,060 warrants was $2,880. The estimated fair value of the warrants was computed as of December 31, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $3.26, volatility of 93.90%, risk-free rate of 4.27%, annual dividend yield of 0% and expected life of 3.8 years. On March 26, 2025, 3,500 warrants held by Mast Hill were cashless exercised. On December 31, 2025, the estimated fair value of the rest of 560 warrants was $30. The estimated fair value of the warrants was computed as of December 31, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $1.20, volatility of 96.27%, risk-free rate of 3.55%, annual dividend yield of 0% and expected life of 2.8 years.

On March 7, 2024, the Company issued 9,450 warrants with an exercise price of $30.00 exercisable until March 7, 2029 to Mast Hill and a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 9,450 warrants was classified as a derivative liability on March 7, 2024. On December 31, 2024, the estimated fair value of the 9,450 warrants was $8,191. The estimated fair value of the warrants was computed as of December 31, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $3.26, volatility of 90.43%, risk-free rate of 4.38%, annual dividend yield of 0% and expected life of 4.2 years. On April 3, 2025, 8,750 warrants held by Mast Hill were cashless exercised. On December 31, 2025, the estimated fair value of the 700 warrants was $82. The estimated fair value of the warrants was computed as of December 31, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $1.20, volatility of 98.70%, risk-free rate of 3.55%, annual dividend yield of 0% and expected life of 3.2 years.

On June 5, 2024, the Company issued 152,000 warrants to Mast Hill and a third party as a finder’s fee (See Note 11). Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. On December 31, 2024 and June 5, 2024, Management determined the probability of failing to make an amortization payment when due to be remote and as such the fair value of the 80,000 warrants with an exercise price of $7.50 exercisable until June 5, 2029, has been estimated to be zero. Accordingly, the fair value of the 72,000 warrants with an exercise price of $9.75 exercisable until June 5, 2029 was classified as a derivative liability on June 5, 2024. On December 31, 2024, the estimated fair value of the 72,000 warrants with an exercise price of $9.75 exercisable until June 5, 2029 as derivative liability was $112,666. The estimated fair value of the warrants was computed as of December 31, 2024 using Black-Scholes option-pricing model, with the following assumptions: stock price of $3.26, volatility of 88.64%, risk-free rate of 4.38%, annual dividend yield of 0% and expected life of 4.4 years. In April 2025, 66,667 warrants held by Mast Hill were cashless exercised. On December 31, 2025, the estimated fair value of the 5,333 warrants with an exercise price of $9.75 exercisable until June 5, 2029 was $1,854. The estimated fair value of the warrants was computed as of December 31, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $1.20, volatility of 101.69%, risk-free rate of 3.55%, annual dividend yield of 0% and expected life of 3.4 years. On June 5, 2025, the Second Warrant was not cancelled and was retained by Mast Hill. Accordingly, the initial fair value of the Second Warrant of $621,353 was classified as derivative liability on June 5, 2025 and recorded as interest expense – amortization of debt discount. On December 31, 2025, the estimated fair value of the 80,000 warrants with an exercise price of $7.50 exercisable until June 5, 2029 was $32,175. The estimated fair value of the warrants was computed as of December 31, 2025 using Black-Scholes option-pricing model, with the following assumptions: stock price of $1.20, volatility of 101.69%, risk-free rate of 3.55%, annual dividend yield of 0% and expected life of 3.4 years.

Increases or decreases in fair value of the derivative liability are included as a component of total other (expenses) income in the accompanying consolidated statements of operations and comprehensive loss. The changes to the derivative liability resulted in a decrease of $538,213 and $374,365 in the derivative liability and the corresponding increase in other income as a gain for the years ended December 31, 2025 and 2024, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – BRIDGE LOAN PAYABLE, NET

On December 11, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Allen O Cage Jr., an individual, pursuant to which the Company issued an unsecured bridge note with a maturity date of April 15, 2026, in the principal sum of $375,000. The bridge note carries an original issue discount of $75,000. Accordingly, on December 11, 2025, Allen paid the purchase price of $300,000 to the Company for the bridge note. This bridge note shall not bear interest. The Company is required to make the following payments in cash to Allen under the bridge note: (i) $125,000 on February 15, 2026, (ii) $125,000 on March 15, 2026, and (iii) $125,000 on April 15, 2026. Upon the occurrence of an event of default under the bridge note, Allen may convert the bridge note into the Company’s common stock at a conversion price equal to 50% of the volume weighted average price of the Company’s common stock during the five (5) trading day period prior to the respective conversion date (the “Conversion Price”), subject to adjustment as provided in the bridge note as well as beneficial ownership limitations. The Conversion Price may not be lower than the floor price, which is equal to 80% of the Minimum Price (as such term is defined by the rules and regulations of the Nasdaq Stock Market LLC, Rule 5635(d)(1)(A)) measured from the effective date of the Purchase Agreement, or such lower amount as permitted, from time to time, by the Nasdaq Stock Market, subject to downward adjustments for share splits, share dividends, share combinations, recapitalizations or other similar events (for the avoidance of doubt, share splits, share dividends, share combinations, recapitalizations or other similar events shall not cause an adjustment to increase the floor price). The Company agreed to issue 100,000 shares of its common stock as a commitment fee to Allen pursuant to the Purchase Agreement. The Purchase Agreement contains customary representations, warranties, and covenants of the Company. The issuance of such 100,000 shares as well as any conversion of the bridge note into shares of the Company’s common stock is subject to the prior shareholder approval of the Company as is required by the applicable rules and regulations of the Nasdaq Stock Market (or any successor entity).

On February 15, 2026, the Company entered into Amendment (the “Note Amendment”) to unsecured bridge note. The Note Amendment extended the time periods under the bridge note for the first payment deadline, the second payment deadline and third payment deadline as follows: (i) the first payment deadline under this Note Amendment is extended to March 16, 2026 from February 15, 2026; the second payment deadline under the Note Amendment is extended to April 15, 2026 from March 15, 2026 and (iii) the third payment deadline under the Note Amendment is extended to May 15, 2026 from April 15, 2026.

In connection with the issuance of the bridge note, the Company incurred debt issuance costs of $18,846 which is capitalized and will be amortized into interest expense over the term of the bridge note.

In accordance with ASC 480-10-25-14, the Company determined that the conversion provisions contain an embedded derivative feature and the Company valued the derivative feature separately, recording debt discount and derivative liability in accordance with the provisions of the bridge note. However, management determined the probability of occurrence of an event of default under the bridge note to be remote and as such the fair value of the embedded conversion feature has been estimated to be zero.

The Company recorded a total debt discount of $213,000 related to the original issue discount and common shares which the Company agreed to issue as a commitment fee to Allen, which will be amortized over the term of the bridge note.

The bridge loan payable as of December 31, 2025 was as follows:

December 31, 2025
Principal amount	$375,000
Less: unamortized debt issuance costs	(14,441)
Less: unamortized debt discount	(163,218)
Convertible note payable, net	$197,341

For the year ended December 31, 2025, amortization of debt discount and debt issuance costs related to the bridge note amounted to $54,186, which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying condensed consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RELATED PARTY TRANSACTIONS

Services Provided by Related Party

From time to time, Wilbert Tauzin, a former director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $60,794 and $63,644 for the years ended December 31, 2025 and 2024, respectively, which have been included in professional fees on the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, the accrued and unpaid services charge related to this director’s son amounted to $6,835 and $15,000, respectively, which have been included in accrued professional fees on the accompanying consolidated balance sheets.

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Genexosome’s subsidiary, which was dissolved in 2022, for a cash payment of $450,000. As of both December 31, 2025 and 2024, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables — related parties on the accompanying consolidated balance sheets.

From time to time, Lab Services MSO paid shared expense on behalf of the Company. In addition, Lab Services MSO made a payment of $566,667 for equity method investment payable on behalf of the Company in 2024. During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company for cash and the surrender of its Series B Preferred Stock having a carrying value of $11,000,000. The aggregate cash amount to the Company for the redemption was $1,745,000. In addition, pursuant to the terms of the Redemption Agreement, all shares of the Company’s Series B Preferred Stock previously issued to SCBC Holdings LLC as partial consideration for the equity interests of Laboratory Services MSO, were permanently surrendered and relinquished to the Company for no additional consideration. The difference of $2,348,695 between the carrying value of the extinguished Series B Preferred Stock, the aggregate cash amount to the Company for the redemption, net of payables due to Lab Services MSO of $632,916, totaling $13,377,916, and the carrying value of the equity method investment of $11,029,221 was accounted for as an increase to additional paid-in capital (See Note 16 - Series B Convertible Preferred Stock Extinguished Related to Sale of Equity Method Investment). As of December 31, 2025 and 2024, the balance due to Lab Services MSO amounted to $0 and $632,916, respectively, which has been included in accrued liabilities and other payables — related parties on the accompanying consolidated balance sheets.

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

In the year ended December 31, 2024, activity recorded for the Line of Credit is summarized in the following table:

Outstanding principal under the Line of Credit at January 1, 2024	$850,000
Repayment of Line of Credit	(400,000)
Reclassification of Line of Credit to advance from related party	(450,000)
Outstanding principal under the Line of Credit at December 31, 2024	$-

For the year ended December 31, 2024, the interest expense related to related party borrowing amounted to $42,445 and has been reflected as interest expense — related party on the accompanying consolidated statements of operations and comprehensive loss.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RELATED PARTY TRANSACTIONS (continued)

Membership Interest Purchase Agreement (continued)

On February 18, 2026, the Company and Mr. Lu entered into an Amended and Restated Membership Interest Purchase Agreement (the “Amended MIPA”), pursuant to which the Company sold to Mr. Lu 100% of the membership interests of Avalon RT9 for (i) $3,158,078 and (ii) the satisfaction, in full, of an approximately $5,900,000 balance due on an existing mortgage financing. This represents a total amended aggregated purchase price of approximately $9,000,000 (See Note 23 - Amended and Restated Membership Interest Purchase Agreement).

The Company received $3,158,078 and $3,108,106 from Mr. Lu as of December 31, 2025 and 2024, respectively, which was recorded as advance from pending sale of noncontrolling interest – related party on the accompanying consolidated balance sheets.

Series D Convertible Preferred Stock Issued in Exchange of Series A Convertible Preferred Stock

On January 9, 2025, the Company entered into an exchange agreement with Wenzhao Lu, the Company’s chairman of the Board of Directors, pursuant to which Mr. Lu exchanged 9,000 shares of Series A Preferred Stock of the Company, having a carrying value of $9,000,000, for 5,000 shares of Series D Preferred Stock of the Company. The Company determined that the exchange of the Series A Preferred Stock for the Series D Preferred Stock resulted in the extinguishment of the Series A Preferred Stock. As a result, the difference between the carrying amount of the Series A Preferred Stock and the fair value of the Series D Preferred Stock of $162,473 was recognized as a deemed contribution in the year ended December 31, 2025 that increased additional paid-in capital and income available to common shareholders in calculating earnings per share (See Note 16 - Series D Convertible Preferred Stock Issued in Exchange of Series A Convertible Preferred Stock).

NOTE 15 – INCOME TAXES

The Company is governed by the Income Tax Law of the PRC and the U.S. Internal Revenue Code of 1986, as amended. Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company has a cumulative deficit from its foreign subsidiary of $3,485,177 as of December 31, 2025, which is included in the consolidated accumulated deficit.

The Company’s loss before income taxes includes the following components:

	Years Ended December 31,
	2025	2024
United States loss before income taxes	$18,175,072	$7,639,148
China loss before income taxes	85,904	264,246
Total loss before income taxes	$18,260,976	$7,903,394

Components of income taxes expense (benefit) consisted of the following:

	Years Ended December 31,
	2025	2024
Current:
U.S. federal	$-	$-
U.S. state and local	-	-
China	-	-
Total current income taxes expense	$-	$-
Deferred:
U.S. federal	$(3,585,262)	$(4,874)
U.S. state and local	(1,213,867)	(1,650)
China	77,641	93,437
Total deferred income taxes (benefit)	$(4,721,488)	$86,913
Change in valuation allowance	4,721,488	(86,913)
Total income taxes expense	$-	$-

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – INCOME TAXES (continued)

The table below summarizes the differences between the U.S. statutory rate and the Company’s effective tax rate for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
U.S. federal rate	21.0%	21.0%
U.S. state rate	7.1%	6.4%
Permanent difference	(4.2)%	(1.3)%
Non-US rate differential	0.0%	0.1%
True ups	1.9%	(27.3)%
U.S. valuation allowance	(25.9)%	1.1%
Total provision for income taxes	0.0%	0.0%

For the years ended December 31, 2025 and 2024, the Company did not incur any income taxes expense since it did not generate any taxable income in those periods. The Company’s foreign entity did not pay any income taxes during the years ended December 31, 2025 and 2024.

The Company’s components of deferred taxes as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets
Stock-based compensation	$1,410,079	$1,598,257
Disallowed business interest deduction	-	-
Research and development expense	81,638	106,783
Accrued directors’ compensation	102,166	104,977
Accrued settlement	301,047	140,904
Partnership investment	-	2,167,965
Lease liability	1,687	1,687
Capital loss limitation	1,846,243	149,394
Net operating loss carryforward	22,942,772	17,648,077
Total deferred tax assets, gross	26,685,632	21,918,044
Valuation allowance	(26,506,126)	(21,784,638)
Total deferred tax assets, net	$179,506	$133,406
Deferred tax liabilities
Fixed assets and intangible assets book/tax basis difference	$(179,506)	$(133,406)
Right-of-use assets	-	-
Total deferred tax liabilities	$(179,506)	$(133,406)
Net deferred tax assets	$-	$-

As of December 31, 2025 and 2024, the Company’s both federal and state net operating loss carryforwards amounted to $80,038,036 and $60,926,204, respectively. As of December 31, 2025, the Company has $77,550,482 of U.S. federal net operating loss carryovers that have no expiration date, and $2,487,555 of the federal net operating loss and state net operating loss carry-forwards begin to expire in 2035.

As of December 31, 2025, the Company had net operating loss carryforwards in China of $1,776,321 that begin to expire in 2026.

Additionally, as of December 31, 2025, $61,847 of the future utilization of the net operating loss carryforward to offset future taxable income is subject to special tax rules which may limit their usage under IRS Section 382 (Change of Ownership) and possibly the Separate Return Limitation Year (“SRLY”) rules.

A full valuation allowance has been provided against the Company’s deferred tax assets at December 31, 2025 as the Company believes it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

The Company has been notified and assessed an IRS Section 6038 penalty of $10,000 for failure to file a foreign entity tax disclosure. The Company has appealed the penalty and awaits the Internal Revenue Service’s review of the appeal. There is no assurance such appeal will be successful.

The Company has not been audited by any jurisdiction since its inception. The Company is open for audit by the U.S. Internal Revenue Service and U.S. state tax jurisdictions from 2022 to 2025, and open for audit by the Chinese Ministry of Finance from 2021 to 2025.

There were no material uncertain tax positions as of December 31, 2025 and 2024. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense, if any. The Company does not have any significant uncertain tax positions or events leading to uncertainty in a tax position.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – EQUITY

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

NOTE 16 – EQUITY (continued)

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

As of December 31, 2024, 9,000 shares of Series A Preferred Stock were issued and outstanding. On January 9, 2025, the Company entered into an exchange agreement with Wenzhao Lu, the Company’s chairman of the Board of Directors, pursuant to which Mr. Lu exchanged 9,000 shares of Series A Preferred Stock of the Company for 5,000 shares of Series D Preferred Stock of the Company (See Note 16 - Series D Convertible Preferred Stock Issued in Exchange of Series A Convertible Preferred Stock). As of December 31, 2025, there were no shares of Series A Preferred Stock remain outstanding.

Series B Convertible Preferred Stock

The Company designated up to 15,000 shares of its previously undesignated preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a par value of $0.0001 per share and a stated value equal to $1,000.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – EQUITY (continued)

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

NOTE 16 – EQUITY (continued)

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

As of December 31, 2024, 11,000 shares of Series B Preferred Stock were issued and outstanding. During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company for cash and the surrender of its Series B Preferred Stock having a carrying value of $11,000,000. Pursuant to the terms of the Redemption Agreement, all shares of the Company’s Series B Preferred Stock previously issued to SCBC Holdings LLC as partial consideration for the equity interests of Lab Services MSO, were permanently surrendered and relinquished to the Company for no additional consideration (See Note 16 - Series B Convertible Preferred Stock Extinguished Related to Sale of Equity Method Investment). As of December 31, 2025, there were no shares of Series B Preferred Stock remain outstanding.

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

NOTE 16 – EQUITY (continued)

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

As of December 31, 2025 and 2024, 3,800 and 3,500 shares of Series C Preferred Stock were issued and outstanding, respectively.

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

NOTE 16 – EQUITY (continued)

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

As of December 31, 2025, 5,000 shares of Series D Preferred Stock were issued and outstanding.

Series E Convertible Preferred Stock

On December 12, 2025, the Company filed a certificate of designations of preferences, rights, and limitations of Series E Non-Voting Convertible Preferred Stock (the “Series E Certificate of Designations”) with the Department of State, Division of Corporations, of the State of Delaware, which provides for the designation of 19,500 shares of Series E Preferred Stock of the Company, par value $0.0001 per share, upon the terms and conditions as set forth in the Series E Certificate of Designations. Each share of Series E Preferred Stock has a Stated Value of $1,000.

The Series E Preferred Stock shall rank (i) senior to the Company’s Common Stock and any other class or series of capital stock of the Company created hereafter, the terms of which specifically provide that such class or series shall rank junior to the Series E Preferred Stock, (ii) pari passu with any class or series of capital stock of the Company created hereafter specifically ranking, by its terms, on par with the Series E Preferred Stock, (iii) pari passu with Series C Convertible Preferred Stock of the Company with respect to its rights, preferences and restrictions, and (iv) pari passu the Series D Convertible Preferred Stock of the Company.

Holders of the Series E Preferred Stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series E Preferred Stock equal (on an as-if-converted-to-Common-Stock basis, disregarding for such purpose any conversion limitations hereunder) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock.

Holders of the Series E Preferred Stock have no voting power except as otherwise required by the Delaware General Corporation Law. Notwithstanding the foregoing, in addition, as long as any shares of Series E Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Series E Preferred Stock, voting as a separate class, (a) alter or change adversely the powers, preferences or rights given to the Series E Preferred Stock in this Certificate of Designation, (b) increase the number of authorized shares of Series E Preferred Stock, (c) authorize or issue an additional class or series of capital stock that ranks senior to the Series E Preferred Stock with respect to the distribution of assets on liquidation, or (d) enter into any agreement with respect to any of the foregoing.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of the Series E Preferred Stock shall be entitled to receive out of the assets available for distribution to stockholders, (i) after and subject to the payment in full of all amounts required to be distributed to the holders of another class or series of stock of the Company ranking on liquidation prior and in preference to the Series E Preferred Stock, including the Series A Preferred Stock, (ii) ratably with any class or series of stock ranking on liquidation on parity with the Series E Preferred Stock and (iii) in preference and priority to the holders of the shares of Common Stock, an amount equal to the greater of (i) 100% of the Stated Value of the Series E Preferred Stock, in proportion to the full and preferential amount that all shares of the Series E Preferred Stock are entitled to receive or (ii) such amount per share as would have been payable had all shares of Series E Preferred Stock been converted into Common Stock (without regard to any limitations on conversion set forth herein or otherwise) pursuant to Section 6 immediately prior to such Liquidation.

Each share of Series E Preferred Stock shall be convertible into Common Stock (the “Conversion Shares”), at any time from and after May 12, 2026, or such earlier time as consented to by the Company in writing at the option of the Holder thereof, into that number of shares of Common Stock (subject to certain limitations, determined by dividing the Stated Value of such share of Series E Preferred Stock by the Conversion Price of $1.50. In addition, the holder shall not have the right to convert any portion of the Series E Preferred Stock if, after giving effect to the conversion, such holder (together with its affiliates) would beneficially own in excess 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Series E Preferred Stock held by the applicable holder.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – EQUITY (continued)

Series E Convertible Preferred Stock (continued)

In addition, the Company shall not issue any shares of Common Stock upon conversion of the Series E Preferred Stock or otherwise pursuant to the terms of the Series E Certificate of Designation if the issuance of such shares of Common Stock would exceed the aggregate number of shares of Common Stock which the Company may issue upon exercise or conversion (as the case may be) of the Series E Preferred Stock without breaching the Company’s obligations under the rules and regulations the listing rules of the Company’s Principal Market (the maximum number of shares of Common Stock which may be issued without violating such rules and regulations, the “Exchange Cap”), except that such limitation shall not apply in the event that the Company (A) obtains the approval of its stockholders as required by the applicable rules and regulations of the Principal Market for issuances of shares of Common Stock in excess of such amount (the “Stockholder Approval Date”) or (B) obtains a written opinion from outside counsel to the Company that such approval is not required, which opinion shall be reasonably satisfactory to the Required Holders (as defined in the Series E Certificate of Designation).

On December 12, 2025, the Company issued 19,500 shares of its Series E Convertible Preferred Stock as consideration for the purchase of 100% of equity interest of RPM. The Series E Preferred Stock is convertible into shares of the Company’s common stock at a conversion price per share equal to $1.50, subject to certain conditions which include, among others, limiting the number of shares of Series E Preferred Stock that can convert if such conversion would exceed the aggregate number of shares of Common Stock which the Company may issue upon such conversion without breaching the Company’s obligations under the NASDAQ listing rules and regulations (See Note 4).

The Company evaluated the features of the Series E Convertible Preferred Stock under ASC 480, and classified them as permanent equity because the Series E Convertible Preferred Stock is not mandatorily or contingently redeemable at the stockholder’s option and the liquidation preference that exists does not fall within the guidance of SEC Accounting Series Release No. 268 – Presentation in Financial Statements of “Redeemable Preferred Stocks” (“ASR 268”).

As of December 31, 2025, 19,500 shares of Series D Preferred Stock were issued and outstanding.

Series D Convertible Preferred Stock Issued in Exchange of Series A Convertible Preferred Stock

On January 9, 2025, the Company entered into an exchange agreement with Wenzhao Lu, the Company’s chairman of the Board of Directors, pursuant to which Mr. Lu exchanged 9,000 shares of Series A Preferred Stock of the Company, having a carrying value of $9,000,000, for 5,000 shares of Series D Preferred Stock of the Company. The Company determined that the exchange of the Series A Preferred Stock for the Series D Preferred Stock resulted in the extinguishment of the Series A Preferred Stock. As a result, the difference between the carrying amount of the Series A Preferred Stock and the fair value of the Series D Preferred Stock of $162,473 was recognized as a deemed contribution in the year ended December 31, 2025 that increased additional paid-in capital and income available to common shareholders in calculating earnings per share.

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

NOTE 16 – EQUITY (continued)

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

In July 2025, the Company issued a total of 10,000 shares of its common stock as commitment fee for the purchase of July 2025 Convertible Note. These shares were valued at $26,800, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded it as debt discount (See Note 11 - July 2025 Convertible Note).

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

NOTE 16 – EQUITY (continued)

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

Common Shares Issued for Services

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

During the year ended December 31, 2025, the Company issued a total of 606,494 shares of its common stock for services rendered and to be rendered. These shares were valued at $1,880,786, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $1,829,871 for the year ended December 31, 2025 and reduced accrued liabilities of $42,385 and recorded prepaid expense of $8,530 as of December 31, 2025 which will be amortized over the rest of corresponding service periods.

Common Shares Issued for Warrant Exercise

On November 18, 2024, pursuant to the terms of related warrant agreements, the Company issued 42,381 shares of its common stock upon cashless exercise of warrants.

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

NOTE 16 – EQUITY (continued)

Common Shares Issued for Debt Conversion

On May 29, 2025, the Company and the June 2024 Convertible Note holder entered into that certain waiver, pursuant to which, during the period from June 1, 2025 through December 31, 2025, the investor converted its June 2024 Convertible Note in the principal amount of $2,010,827 and unpaid interest of $233,795 into 2,244,622 shares of common stock of the Company at a per share price of $1.00 (See Note 11).

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at December 31, 2025:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2025	Weighted Average Exercise Price
$2.93 – 31.20	15,419	2.82	$6.49	15,419	$6.49
$48.75 – 123.00	18,117	1.23	$79.87	18,117	$79.87
$154.50 – 228.00	7,633	4.00	$225.72	7,633	$225.72
$2.93 – 228.00	41,169	2.34	$79.43	41,169	$79.43

Stock option activity for the years ended December 31, 2025 and 2024 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2024	56,880	$149.03
Granted	10,265	$4.13
Expired	(14,666)	$(275.14)
Outstanding at December 31, 2024	52,479	$85.45
Granted	2,665	$3.26
Expired / cancelled / forfeited	(13,975)	$(87.50)
Outstanding at December 31, 2025	41,169	$79.43
Options exercisable at December 31, 2025	41,169	$79.43

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at December 31, 2025 was $0.

The fair values of options granted during the year ended December 31, 2025 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 105.10%, risk-free rate of 4.29%, annual dividend yield of 0%, and expected life of 3.00 years. The aggregate fair value of the options granted during the year ended December 31, 2025 was $6,115.

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

For the years ended December 31, 2025 and 2024, stock-based compensation expense (adjustment) associated with stock options granted amounted to $(13,409) and $51,159, of which, $14,829 and $19,878, respectively, was recorded as compensation and related benefits, and $(28,238) and $31,281 was recorded as professional fees, respectively.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – EQUITY (continued)

Options (continued)

A summary of the status of the Company’s nonvested stock options granted as of December 31, 2025 and changes during the years ended December 31, 2025 and 2024 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2024	5,311	$23.55
Granted	10,265	$4.13
Vested	(9,633)	$(10.31)
Nonvested at December 31, 2024	5,943	$11.54
Granted	2,665	$3.26
Cancelled	(1,853)	$(27.40)
Vested	(6,755)	$(3.92)
Nonvested at December 31, 2025	-	$-

Warrants (Except Pre-Funded Warrants)

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at December 31, 2025:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2025	Weighted Average Exercise Price
$7.50 – 37.50	86,593	3.42	$8.01	86,593	$8.01
$67.50	889	2.42	$67.50	889	$67.50
$187.50	8,264	1.30	$187.50	8,264	$187.50
$7.50 – 187.50	95,746	3.23	$24.06	95,746	$24.06

Stock warrant activity for the years ended December 31, 2025 and 2024 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2024	43,035	$75.53
Issued	169,527	$10.28
Cancelled (*)	(23,288)	$(32.85)
Exercised	(6,278)	$(50.77)
Outstanding at December 31, 2024	182,996	$21.37
Exercised	(87,250)	$(18.41)
Outstanding and exercisable at December 31, 2025	95,746	$24.06

*	Second Warrant, which was issued on May 23, 2023, July 6, 2023, October 9, 2023, and March 7, 2024, was cancelled in June 2024. Second Warrant, which was issued on June 5, 2024, is still outstanding as of December 31, 2025 and 2024.

The aggregate intrinsic value of both stock warrants outstanding and stock warrants exercisable at December 31, 2025 was $0.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – EQUITY (continued)

Warrants (Except Pre-Funded Warrants) (continued)

Warrants Issued in March 2024

In connection with the issuance of March 2024 Convertible Note (See Note 11), the Company issued (i) a warrant to purchase 8,750 shares of common stock with an exercise price of $30.00 exercisable until the five-year anniversary of March 7, 2024 (“First Warrant”), (ii) a warrant to purchase 8,077 shares of common stock with an exercise price of $19.50 (“Second Warrant”), which warrant was never fair valued and was cancelled and extinguished against payment of the March 2024 Convertible Note, to Mast Hill; and issued a warrant to purchase 700 shares of common stock with an exercise price of $30.00 exercisable until the five-year anniversary of March 7, 2024 to a third party as a finder’s fee.

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

Warrants Issued in June 2024

In connection with the issuance of June 2024 Convertible Note (See Note 11), the Company issued (i) a warrant to purchase 66,667 shares of common stock with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 (“First Warrant”), (ii) a warrant to purchase 80,000 shares of common stock with an exercise price of $7.50 exercisable until the five-year anniversary of June 5, 2024 (“Second Warrant”), which warrant shall be cancelled and extinguished against payment of the June 2024 Convertible Note, to Mast Hill; and issued a warrant to purchase 5,333 shares of common stock with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 to a third party as a finder’s fee.

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

The warrants with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 issued to Mast Hill to purchase 66,667 shares of the Company’s common stock were treated as a discount on the convertible note payable and were valued at $418,194 and were amortized over the term of the June 2024 Convertible Note.

The warrants with an exercise price of $9.75 exercisable until the five-year anniversary of June 5, 2024 issued to a third party as a finder’s fee to purchase 5,333 shares of the Company’s common stock were treated as convertible debt issuance costs and were valued at $39,221 and were amortized over the term of the June 2024 Convertible Note.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – EQUITY (continued)

Warrants (Except Pre-Funded Warrants) (continued)

Warrants Cancelled in June 2024

As of June 5, 2024, the Company paid in full of its outstanding May 2023 Convertible Note, July 2023 Convertible Note, October 2023 Convertible Note, and March 2024 Convertible Note and cancelled 23,288 warrants since these convertible notes were fully extinguished.

Warrants Exercised

On November 18, 2024, 6,278 warrants were cashless exercised.

In March and April 2025, 87,250 warrants were cashless exercised.

A summary of the status of the Company’s nonvested stock warrants issued as of December 31, 2025 and changes during the years ended December 31, 2025 and 2024 was presented below:

	Number of Warrants	Weighted Average Exercise Price
Nonvested at January 1, 2024	15,211	$39.90
Issued	169,527	$10.28
Cancelled	(23,288)	$(32.85)
Vested	(81,450)	$(12.10)
Nonvested at December 31, 2024	80,000	$7.50
Vested	(80,000)	$(7.50)
Nonvested at December 31, 2025	-	$-

Pre-Funded Warrants

The number of pre-funded warrants outstanding as of December 31, 2025 is as follows:

Description	Number Outstanding	Weighted Average Exercise Price
Pre-funded warrants issued in December 2024	150,000	$0.01
Pre-funded warrants issued in July 2025	354,300	$0.0001
Outstanding at December 31, 2025	504,300	$0.0030

A summary of pre-funded warrant activity during the years ended December 31, 2025 and 2024 is as follows:

	Number of Pre-Funded Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2024	-	$-
Pre-funded warrants issued	150,000	$0.01
Outstanding at December 31, 2024	150,000	$0.01
Pre-funded warrants issued	354,300	$0.0001
Outstanding at December 31, 2025	504,300	$0.0030

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - STATUTORY RESERVE AND RESTRICTED NET ASSETS

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

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the years ended December 31, 2025 and 2024 as it incurred net loss in the periods. As of both December 31, 2025 and 2024, the restricted amount as determined pursuant to PRC statutory laws totaled $6,578.

Relevant PRC laws and regulations restrict the Company’s PRC subsidiary, Avalon Shanghai, from transferring a portion of its net assets, equivalent to its statutory reserve and its share capital, to the Company’s shareholders in the form of loans, advances or cash dividends. Only PRC entity’s accumulated profit may be distributed as dividend to the Company’s shareholders without the consent of a third party. As of both December 31, 2025 and 2024, total restricted net assets amounted to $1,206,578.

NOTE 18 – NONCONTROLLING INTEREST

As of December 31, 2025, Dr. Yu Zhou, former director and former co-chief executive officer of Genexosome, who owns 40% of the equity interests of Genexosome, which is not under the Company’s control. During the years ended December 31, 2025 and 2024, the Company did not allocate any net loss to the noncontrolling interest holder due to its inability to satisfy these deficits.

NOTE 19 – CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

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

NOTE 20 - CONCENTRATIONS

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the years ended December 31, 2025 and 2024.

NOTE 21 – SEGMENT INFORMATION

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally.

On December 12, 2025, the Company purchased 100% of RPM. During the year ended December 31, 2025, the management reporting structure was composed of two strategic business units, mainly organized by services, led by the Company’s Chief Executive Officer, who is its CODM. Using the accounting guidance on segment reporting, the Company determined that its two operating segments were aligned with its two reportable segments corresponding to its strategic business units.

During the year ended December 31, 2024, the management reporting structure was composed of one strategic business unit, mainly organized by services, led by the Company’s Chief Executive Officer, who is its CODM. Using the accounting guidance on segment reporting, the Company determined that its one operating segment was aligned with its one reportable segment corresponding to its strategic business unit.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – SEGMENT INFORMATION (continued)

On February 9, 2023, the Company purchased 40% of Lab Services MSO. During the first quarter of 2025, to preserve cash, the Company entered into discussions with Lab Services MSO for the potential redemption of our investment and on February 26, 2025, the Company and Lab Services MSO entered into a Redemption and Abandonment Agreement, whereby Lab Services MSO redeemed the 40% equity interest in Lab Services MSO held by the Company. Beginning in February 2025, the Company no longer offers laboratory services. During the year ended December 31, 2025, the Company operated in two reportable business segments: (1) the AI generated polishing segment (which commenced on December 12, 2025), and (2) laboratory testing services segment (which ended on February 26, 2025) since Lab Services MSO’s operating results were regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. During the year ended December 31, 2024, the Company operated in one reportable business segment: laboratory testing services segment since Lab Services MSO’s operating results were regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The Company regularly reviewed the operating results and performance of Lab Services MSO, which was the Company’s equity method investee.

The accounting policies for the segments are the same as those described in Note 3. Our reportable segments are aligned principally around the differences in services. Income from equity method investment – Lab Services MSO is calculated by subtracting amortization of intangible assets acquired from acquisition from the Company’s share of Lab Services MSO’s net income; and AI generated publishing income is calculated by subtracting AI generated publishing cost of revenue and AI generated publishing operating expenses from AI generated publishing revenue. The assets and certain expenses related to corporate activities are not allocated to the segments.

Discontinued operations are not included in the applicable reportable segments.

Information with respect to these reportable business segments for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31, 2025
	Lab	AI
	Services	Generated	Corporate /
	MSO	Polishing	Other	Total
Income from equity method investment - Lab Services MSO	$392,677	$-	$-	$392,677
Other operating expenses	-	(94,553)	(7,889,483)	(7,984,036)
Other (expense) income:
Interest expense	-	-	(1,456,694)	(1,456,694)
Loss on extinguishment of debt	-	-	(9,076,587)	(9,076,587)
Other income	-	100	605,667	605,767
Net income (loss)	$392,677	$(94,453)	$(17,817,097)	$(17,518,873)

	Year Ended December 31, 2024
	Lab
	Services	Corporate /
	MSO	Other	Total
Loss from equity method investment - Lab Services MSO	$(846,588)	$-	$(846,588)
Other operating expenses	-	(3,994,662)	(3,994,662)
Other expense:
Interest expense	-	(1,659,745)	(1,659,745)
Other expense	-	(538,609)	(538,609)
Net loss	$(846,588)	$(6,193,016)	$(7,039,604)

Identifiable long-lived tangible assets at December 31, 2025 and 2024	December 31, 2025	December 31, 2024
Corporate/Other	$727	$1,298

Identifiable long-lived tangible assets at December 31, 2025 and 2024	December 31, 2025	December 31, 2024
China	$727	$1,298

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and its property is not subject to, any material legal proceedings, except as set forth below.

On October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016 and violation of Ohio Uniform Trade Secrets Act. The Company, Genexosome and the Research Institute entered into a Settlement Agreement dated June 7, 2022 (the “Settlement Date”) whereby the Company agreed to pay the Research Institute $450,000 on each of the sixty-day, one year and two-year anniversaries of the Settlement Date. In addition, the Company agreed to pay the Research Institute 30% of the Company’s initial pre-tax profit of $3,333,333, 20% of the Company’s second pre-tax profit of $3,333,333 and 10% of the Company’s third pre-tax profit of $3,333,333. The parties provided a mutual release as well. As of December 31, 2025 and 2024, the accrued litigation settlement amounted to $363,450 and $373,450, respectively.

Operating Leases Commitment

The Company is a party to leases for office space. These lease agreements expire through December 2026. Rent expense under all operating leases amounted to approximately $97,000 and $127,000 for the years ended December 31, 2025 and 2024, respectively. Supplemental cash flow information related to leases for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$81,650	$125,076
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$127,486	$-

The following table summarizes the maturity of lease liabilities under operating lease as of December 31, 2025:

For the Year Ending December 31:	Operating Lease
2026	$6,000
2027 and thereafter	-
Total lease payments	6,000
Amount of lease payments representing interest	-
Total present value of operating lease liabilities	$6,000

NOTE 23 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Common Shares Issued for Debt Conversion

During the period from January 1, 2026 through March 17, 2026, an investor converted its convertible note in the principal amount of $545,949 and unpaid interest of $5,525 into 551,474 shares of common stock of the Company at a per share price of $1.00.

Common Shares Issued for Pre-Funded Warrants Exercise

In January 2026, the Company issued an aggregate of 354,257 shares of its common stock upon cashless exercise of pre-funded warrants.

Common Shares Issued for Services

During the period from January 1, 2026 through March 17, 2026, the Company issued a total of 505,000 shares of its common stock for services rendered and to be rendered. These shares were valued at $522,800, the fair market values on the grant dates using the reported closing share prices on the dates of grant.

Common Shares Issued for Warrant Exercise

In February 2026, pursuant to the terms of related warrant agreements, the Company issued an aggregate of 1,268,672 shares of its common stock upon cashless exercise of warrants.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – SUBSEQUENT EVENTS (continued)

Securities Purchase Agreements

On February 11, 2026, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued to the investor a promissory note in the principal amount of $233,910, (inclusive of a $26,910 original issuance discount) for gross proceeds of $207,000.

On February 19, 2026, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued to the investor a promissory note in the principal amount of $233,910 (inclusive of a $26,910 original issuance discount) for gross proceeds of $207,000.

On February 26, 2026, the Company entered into securities purchase agreements with certain institutional investors for the issuance and sale in a private placement of (i) 490,197 shares of the Company’s common stock at a purchase price of $0.51 per share; (ii) pre-funded warrants at a purchase price of 0.5099 per pre-funded warrant to purchase up to an aggregate of 5,882,353 shares of the Company’s common stock; (iii) Series A-1 warrants to purchase up to 6,372,550 shares of the Company’s common stock; and (iv) Series A-2 warrants to purchase up to 6,372,550 shares of the Company’s common stock.

Amendment to Unsecured Bridge Note

On February 15, 2026, the Company entered into Amendment #2 (the “Note Amendment”) to unsecured bridge note dated December 11, 2025 in the original principal amount of $375,000. The Note Amendment extended the time periods under the bridge note for the first payment deadline, the second payment deadline and third payment deadline as follows: (i) the first payment deadline under this Note Amendment is extended to March 16, 2026 from February 15, 2026; the second payment deadline under the Note Amendment is extended to April 15, 2026 from March 15, 2026 and (iii) the third payment deadline under the Note Amendment is extended to May 15, 2026 from April 15, 2026.

Amended and Restated Membership Interest Purchase Agreement

As previously reported, on November 17, 2023, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with Wenzhao Lu, the Chairman of the Company’s Board of Directors, pursuant to which (i) Mr. Lu acquired from the Company 30% of the total outstanding membership interests of Avalon RT 9 for a cash purchase price of $3 million (the “Acquisition”), and (ii) for a period of twelve months following the closing of the Acquisition, Mr. Lu shall have the option to purchase from the Company up to an additional 70% of the outstanding membership interests of Avalon RT 9 for a purchase price of up to $7 million.

On February 18, 2026, the Company and Mr. Lu entered into an Amended and Restated Membership Interest Purchase Agreement (the “Amended MIPA”), pursuant to which the Company sold to Mr. Lu 100% of the membership interests of Avalon RT 9 for (i) approximately $3.1 million, and (ii) the satisfaction, in full, of an approximately $5.9 million balance due on an existing mortgage financing. This represents a total amended aggregated purchase price of approximately $9 million.

Directors Resignation and Appointment

On February 24, 2026, each of William B. Stilley, III, Wilbert J. Tauzin II and Tevi Troy informed the Company that they will be resigning from the Company’s Board of Directors (the “Board”) as well as the Company’s Board committees on which they respectively served effective as of February 24, 2026. Messrs. Stilley’s, Tauzin’s and Troy’s resignations were not the result of any disagreement with the Company, any matter related to the Company’s operations, policies or practices, the Company’s management or the Board.

On February 24, 2026, the Board appointed (i) Lourdes Felix as a member and Chair of the audit committee and member of the compensation committee; (ii) Michael Mathews as a member of the audit committee, the compensation committee and the nominating and corporate governance committee and Chair of the nominating and corporate governance committee; and (ii) Steven Sanders as lead independent director and Chair of the compensation committee. All of the foregoing appointments are effective as of February 24, 2026.