Form 10-Q
period 2026-03-31
Avalon GloboCare Corp.
filed 2026-05-11
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, 12,047,651 shares of common stock, $0.0001 par value per share, were outstanding.

AVALON GLOBOCARE CORP.

FORM 10-Q

For the Quarterly Period Ended March 31, 2026

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$775,995	$109,091
Receivable from sale of equity method investment	467,500	748,000
Prepaid expense and other current assets	426,647	282,170
Current assets of discontinued operations	-	356,616

Total Current Assets	1,670,142	1,495,877

NON-CURRENT ASSETS:
Operating lease right-of-use assets, net	153,345	-
Property and equipment, net	579	727
Intangible assets, net	1,613,204	2,158,167
Goodwill	12,808,197	12,808,197
Non-current assets of discontinued operations	-	6,937,769

Total Non-current Assets	14,575,325	21,904,860

Total Assets	$16,245,467	$23,400,737

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$1,306,913	$1,832,606
Accrued research and development fees	153,772	153,772
Accrued payroll liability and compensation	718,595	1,072,553
Accrued litigation settlement	363,450	363,450
Accrued liabilities and other payables	281,066	281,063
Accrued liabilities and other payables - related party	100,000	100,000
Operating lease obligation	83,508	6,000
Advance from pending sale of subsidiary - related party	-	3,158,078
Derivative liability	29,442	34,156
Stock subscription liability	150,000	150,000
Bridge loan payable, net	115,800	197,341
Convertible note payable, net	-	737,018
Note payable, net	1,142,027	-
Current liabilities of discontinued operations	-	6,061,077

Total Current Liabilities	4,444,573	14,147,114

NON-CURRENT LIABILITIES:
Operating lease obligation, noncurrent portion	76,837	-
Non-current liabilities of discontinued operations	-	23,515

Total Non-current Liabilities	76,837	23,515

Total Liabilities	4,521,410	14,170,629

Commitments and Contingencies (Note 16)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; Series C Convertible Preferred Stock, 3,077 and 3,800 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively;
Liquidation preference $3.077 million at March 31, 2026 Series D Convertible Preferred Stock, 5,000 shares issued and outstanding at March 31, 2026 and December 31, 2025;	3,067,000	3,790,000
Liquidation preference $5 million at March 31, 2026	8,837,527	8,837,527
Series E Convertible Preferred Stock, 19,500 shares issued and outstanding at March 31, 2026 and December 31, 2025; Liquidation preference $19.5 million at March 31, 2026	14,916,753	14,916,753
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,327,076 shares issued and 8,323,609 shares outstanding at March 31, 2026; 4,857,476 shares issued and 4,854,009 shares outstanding at December 31, 2025	832	486
Additional paid-in capital	96,073,376	88,376,767
Less: common stock held in treasury, at cost; 3,467 shares at March 31, 2026 and December 31, 2025	(522,500)	(522,500)
Accumulated deficit	(110,413,796)	(105,934,101)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss	(241,713)	(241,402)
Total Avalon GloboCare Corp. stockholders’ equity	11,724,057	9,230,108
Noncontrolling interest	-	-

Total Equity	11,724,057	9,230,108

Total Liabilities and Equity	$16,245,467	$23,400,737

 See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

INCOME FROM EQUITY METHOD INVESTMENT - LAB SERVICES MSO	$-	$392,677

OTHER OPERATING EXPENSES:
Advertising and marketing expenses	209,846	71,150
Professional fees	1,581,951	1,632,215
Compensation and related benefits	223,416	309,022
Amortization of intangible assets	563,000	-
Other general and administrative expenses	142,913	165,713

Total Other Operating Expenses	2,721,126	2,178,100

LOSS FROM OPERATIONS	(2,721,126)	(1,785,423)

OTHER EXPENSE
Interest expense - amortization of debt discount and debt issuance costs	(189,417)	(283,755)
Interest expense - other	(82,029)	(81,956)
Change in fair value of derivative liability	(1,276,889)	(114,360)
Other expense	(107,219)	(1,186)

Total Other Expense	(1,655,554)	(481,257)

LOSS BEFORE INCOME TAXES	(4,376,680)	(2,266,680)

INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	(4,376,680)	(2,266,680)

NET LOSS FROM DISCONTINUED OPERATIONS	(103,015)	(215,431)

NET LOSS	$(4,479,695)	$(2,482,111)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-

NET LOSS AFTER NONCONTROLLING INTEREST	(4,479,695)	(2,482,111)

DEEMED CONTRIBUTION ON EXCHANGE OF EQUITY INSTRUMENTS	-	162,473

NET LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(4,479,695)	$(2,319,638)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS:
Basic and diluted, continuing operations	$(0.49)	$(1.30)
Basic and diluted, discontinued operations	(0.01)	(0.13)
Basic and diluted	$(0.50)	$(1.43)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	8,963,998	1,624,629

COMPREHENSIVE LOSS:
NET LOSS	$(4,479,695)	$(2,482,111)
OTHER COMPREHENSIVE (LOSS) INCOME FROM CONTINUED OPERATIONS
Unrealized foreign currency translation (loss) gain	(311)	279
COMPREHENSIVE LOSS	(4,480,006)	(2,481,832)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO AVALON GLOBOCARE CORP. COMMON SHAREHOLDERS	$(4,480,006)	$(2,481,832)

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2026

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ Equity
	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional	Treasury Stock				Accumulate Other
	Number of		Number of		Number of		Number of		Paid-in	Number of		Accumulated	Statutory	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2026	3,800	$3,790,000	5,000	$8,837,527	19,500	$14,916,753	4,857,476	$486	$88,376,767	(3,467)	$(522,500)	$(105,934,101)	$6,578	$(241,402)	$-	$9,230,108

Issuance of common stock upon cashless exercise of pre-funded stock warrants	-	-	-	-	-	-	354,257	35	(35)	-	-	-	-	-	-	-

Issuance of common stock upon cashless exercise of stock warrants	-	-	-	-	-	-	1,268,672	127	(127)	-	-	-	-	-	-	-

Conversion of Series C Preferred Stock into common stock	(723)	(723,000)	-	-	-	-	300,000	30	722,970	-	-	-	-	-	-	-

Conversion of convertible note payable and accrued interest into common stock	-	-	-	-	-	-	551,474	55	551,419	-	-	-	-	-	-	551,474

Reclassification of derivative liability to equity	-	-	-	-	-	-	-	-	1,281,603	-	-	-	-	-	-	1,281,603

Issuance of common stock for services	-	-	-	-	-	-	505,000	50	522,750	-	-	-	-	-	-	522,800

Sales of securities from the February 2026 private placement, net	-	-	-	-	-	-	490,197	49	2,756,763	-	-	-	-	-	-	2,756,812

Sale of subsidiary (Note 3)	-	-	-	-	-	-	-	-	1,861,266	-	-	-	-	-	-	1,861,266

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	(311)	-	(311)

Net loss for the three months ended March 31, 2026	-	-	-	-	-	-	-	-	-	-	-	(4,479,695)	-	-	-	(4,479,695)

Balance, March 31, 2026	3,077	$3,067,000	5,000	$8,837,527	19,500	$14,916,753	8,327,076	$832	$96,073,376	(3,467)	$(522,500)	$(110,413,796)	$6,578	$(241,713)	$-	$11,724,057

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the Three Months Ended March 31, 2025

(Unaudited)

	Avalon GloboCare Corp. Stockholders’ (Deficit) Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional	Treasury Stock				Accumulate Other		Total
	Number of		Number of		Number of		Number of		Number of		Paid-in	Number of		Accumulated	Statutory	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	(Deficit)

Balance, January 1, 2025	9,000	$9,000,000	11,000	$11,000,000	3,500	$3,500,000	-	$-	1,445,979	$145	$72,023,525	(3,467)	$(522,500)	$(87,673,125)	$6,578	$(232,000)	$-	$7,102,623

Issuance of common stock upon cashless exercise of stock warrants	-	-	-	-	-	-	-	-	186,877	19	(19)	-	-	-	-	-	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	22,278	2	111,230	-	-	-	-	-	-	111,232

Reclassification of derivative liability to equity	-	-	-	-	-	-	-	-	-	-	18,853	-	-	-	-	-	-	18,853

Series D Convertible Preferred Stock issued in exchange of Series A Convertible Preferred Stock	(9,000)	(9,000,000)	-	-	-	-	5,000	8,837,527	-	-	162,473	-	-	-	-	-	-	-

Series B Convertible Preferred Stock extinguished related to sale of equity method investment	-	-	(11,000)	(11,000,000)	-	-	-	-	-	-	2,348,695	-	-	-	-	-	-	(8,651,305)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	9,159	-	-	-	-	-	-	9,159

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	279	-	279

Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,482,111)	-	-	-	(2,482,111)

Balance, March 31, 2025	-	$-	-	$-	3,500	$3,500,000	5,000	$8,837,527	1,655,134	$166	$74,673,916	(3,467)	$(522,500)	$(90,155,236)	$6,578	$(231,721)	$-	$(3,891,270)

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(4,376,680)	$(2,266,680)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization of intangible assets	563,158	151
Amortization of operating lease right-of-use asset	16,398	18,956
Stock-based compensation and service expense	319,819	26,371
Income from equity method investment	-	(392,677)
Amortization of debt issuance costs and debt discount	189,417	283,755
Change in fair market value of derivative liability	1,276,889	114,360
Changes in operating assets and liabilities:
Security deposit	-	5,473
Prepaid expense and other assets	(37,854)	(36,904)
Accrued liabilities and other payables	(796,128)	575,016
Operating lease obligation	(15,398)	(18,956)

NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(2,860,379)	(1,691,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity method investment	280,500	95,000

NET CASH PROVIDED BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	280,500	95,000

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of bridge loan	(250,000)	-
Repayments of convertible debt	(200,000)	-
Proceeds from issuance of debt	1,164,000	-
Payments of debt issuance costs	(34,000)	-
Advance from pending sale of subsidiary	-	219,972
Proceeds received from the February 2026 private offering	3,249,412	-
Disbursements for the February 2026 private offering costs	(492,600)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	3,436,812	219,972

DISCONTINUED OPERATIONS

Net cash used in operating activities from discontinued operations	(231,956)	(209,688)

NET CASH FLOWS USED IN DISCONTINUED OPERATIONS	(231,956)	(209,688)

EFFECT OF EXCHANGE RATE ON CASH - CONTINUING OPERATIONS	41,927	231

NET INCREASE (DECREASE) IN CASH	666,904	(1,585,620)

CASH - beginning of period	109,091	2,658,182

CASH - end of period	$775,995	$1,072,562

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$106,025	$164,500

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$106,381	$51,635
Common stock issued for accrued liabilities	$96,600	$42,385
Receivable related to sale of equity method investment	$-	$1,745,000
Related party payable extinguished upon sale of equity method investment	$-	$632,916
Series B Convertible Preferred Stock extinguished related to sale of equity method investment	$-	$11,000,000
Series D Convertible Preferred Stock issued in exchange of Series A Convertible Preferred Stock	$-	$9,000,000
Stock warrants issued as placement agent fee	$294,001	$-
Settlement of derivative liability	$1,281,603	$18,853
Issuance of common stock upon cashless exercise of stock warrants	$127	$19
Issuance of common stock upon cashless exercise of pre-funded stock warrants	$35	$-
Initial ROU asset and lease liability	$169,743	$127,486
Conversion of convertible note payable and accrued interest into common stock	$551,474	$-
Series C Convertible Preferred Stock converted into common stock	$723,000	$-
Related party gain on deconsolidation of Avalon RT 9	$1,861,266	$-

See accompanying notes to the condensed consolidated financial statements.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Avalon GloboCare Corp. (the “Company” or “ALBT”) was incorporated under the laws of the State of Delaware on July 28, 2014.

Through the Company’s AI-driven subsidiary, the Company is advancing next-generation agentic AI systems targeted to consumers and small businesses, starting with an SaaS automated video production platform. The Company is also expanding its intellectual property portfolio in cellular therapy and generative AI publishing and software. In addition, the Company is marketing the KetoAir™ breathalyzer device, which is registered with the U.S. Food and Drug Administration as a Class I medical device, and plans to pursue additional diagnostic applications for the technology. In addition, the Company owned and operated commercial real estate at its headquarters in Freehold, NJ through February 2026.

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

On February 21, 2025, the Company formed a wholly owned subsidiary, Nexus MergerSub Limited (“Nexus”), a British Virgin Islands (“BIV”) company. There was no activity for the subsidiary since its incorporation through March 31, 2026.

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

As a result of the above Merger transaction, effective December 12, 2025, Avalon Quantum AI is advancing next-generation AI systems, including automated video generation, and small business marketing automation solutions.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these condensed consolidated financial statements as of March 31, 2026 are as follows:

Name of Subsidiary	Place and Date of Incorporation	Percentage of Ownership	Principal Activities
Avalon Healthcare System, Inc. (“AHS”)	Delaware May 18, 2015	100% held by ALBT	Holding company for payroll and other expenses

Avalon (Shanghai) Healthcare Technology Co., Ltd. (“Avalon Shanghai”)	PRC April 29, 2016	100% held by AHS	Not considered an operating entity
Genexosome Technologies Inc. (“Genexosome”)	Nevada July 31, 2017	60% held by ALBT	No current activities to report; dormant

Avalon Laboratory Services, Inc. (“Avalon Lab”)	Delaware October 14, 2022	100% held by ALBT	No current activities to report; dormant
Q&A Distribution LLC (“Q&A Distribution”)	Texas May 1, 2024	100% held by ALBT	Distributes KetoAir device
Nexus MergerSub Limited (“Nexus”)	BVI February 21, 2025	100% held by ALBT	No current activities to report

Avalon Quantum AI, LLC (“Avalon Quantum AI”)	Nevada December 5, 2025	100% held by ALBT	Is advancing next-generation agentic AI systems targeted to consumers and small businesses, starting with an SaaS automated video production platform

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026.

As of March 31, 2026, the Company determined that certain assets that had been disposed of met the criteria for discontinued operations presentation. For all periods presented, the operating results associated with the assets disposed of have been reclassified into net loss from discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The associated assets and liabilities have been reflected as current and long-term assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets, and the cash flows from the Company’s discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for all periods presented.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN CONDITION (continued)

Basis of Presentation (continued)

Certain prior period balances related to the Company’s reportable segments and discontinued operations have been reclassified to conform to the current presentation in the financial statements and accompanying notes. The notes to the Condensed Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted. Refer to Note 5 Discontinued Operations and Disposals for additional information on the Company’s discontinued operations.

Going Concern

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of approximately $2,774,000 at March 31, 2026 and had incurred recurring net losses from continuing operations and generated negative cash flow from operating activities of continuing operations of approximately $4,377,000 and $2,860,000 for the three months ended March 31, 2026, respectively.

The Company has a limited operating history and its continued growth is dependent upon the continuation of generating revenue for selling of Keto Air, generating revenue from advanced Agentic AI systems, including automated video generation and small business marketingautomation, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenue. There are no assurances that the Company will be successful in its efforts to generate significant revenue, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Significant estimates during the three months ended March 31, 2026 and 2025 include the useful life of intangible assets, the assumptions used in assessing impairment of long-term assets, the allowance for credit loss, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the valuation of Series D convertible preferred stock (“Series D Preferred Stock”), and the determination of the fair value of the warrants.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

At March 31, 2026 and December 31, 2025, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2026		December 31, 2025
United States	$775,917	99.99%	$108,599	99.5%
China	78	0.01%	492	0.5%
Total cash	$775,995	100.0%	$109,091	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at March 31, 2026 and December 31, 2025.

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

Derivative liability. Derivative liability is carried at fair value and measured on an ongoing basis. The table below reflects the activity of derivative liability measured at fair value for the three months ended March 31, 2026:

Significant Unobservable Inputs (Level 3)
Balance of derivative liability as of January 1, 2026	$34,156
Loss from change in the fair value of derivative liability	1,276,889
Reclassification of additional paid-in capital upon conversion	(1,281,603)
Balance of derivative liability as of March 31, 2026	$29,442

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk and Uncertainties

The Company maintains a portion of its cash on deposits with bank and financial institution within the U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At March 31, 2026, the Company’s cash balances in United States bank accounts had approximately $506,000 in excess of the federally-insured limits.

Sale of Subsidiary

In February 2026, the Company sold its wholly-owned subsidiary of Avalon RT 9 to Wenzhao Lu, the Company’s chairman of the Board of Directors. Avalon RT 9 owned and managed the corporate office building located at 4400 Route 9 South, Freehold, NJ, which served as the Company’s headquarters and leased other space to tenants until the sale. Wenzhao Lu paid fair value of $9.0 million. The Company recorded $1,861,266 to additional paid-in capital as a result of the capital transaction with related party under applicable SEC regulations, representing the proceeds of $9,000,000 (which is consisted of advance of $3,158,078, satisfaction of note payable of $5,800,000, and paying off due to related party of $41,922 on behalf of the Company) in excess of its carrying value of $7,138,734.

Capitalized Internal-use Software Costs

The Company capitalizes costs to develop or purchase internal-use software in accordance with ASC section 350-40, Intangibles — Goodwill and Other — Internal-Use Software. Costs incurred to develop internal-use software are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized upon purchase and during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the functions intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use.

Stock Subscription Liability

On June 4, 2025, the Company entered into a subscription agreement with an investor, whereby 141,643 shares of common stock of the Company were subscribed for at $3.53 per share. As of March 31, 2026, the Company received proceeds of $150,000. As of March 31, 2026, these shares have not yet been issued and the proceeds of $150,000 were recorded as a share subscription liability until such time as the common shares are issued.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had $162,473 in deemed contribution during the three months ended March 31, 2025, which increases the numerator in the net loss per share calculation. For the three months ended March 31, 2026 and 2025, potentially dilutive common shares consisted of the common shares issuable upon the conversion of convertible preferred stock and convertible notes (using the if-converted method) and exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per Share Data (continued)

The calculation of basic and diluted net loss per common share attributable to the Company common shareholders includes 6,032,353 and 150,000 of the pre-funded warrants that remained outstanding as of March 31, 2026 and 2025, respectively.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	41,169	1,451,425
Warrants to purchase common stock	13,148,459	171,163
Series C convertible preferred stock (*)	1,276,763	1,452,282
Series D convertible preferred stock (**)	2,074,689	2,074,689
Series E convertible preferred stock (***)	13,000,000	-
Convertible notes and related accrued interest (****)	-	234,554
Potentially dilutive securities	29,541,080	5,384,113

(*)	Assumed the Series C convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $2.41 per share.
(**)	Assumed the Series D convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $2.41 per share.
(***)	Assumed the Series E convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $1.50 per share.
(****)	Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $11.25 per share for the three months ended March 31, 2025.

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters. Liabilities for such contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Segment Reporting

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and was mainly organized by services. During the three months ended March 31, 2026, the Company was organized into one strategic business units: AI generated publishing services. During the three months ended March 31, 2025, the Company was organized into one strategic business units: laboratory testing services (which ended on the redemption date, February 26, 2025) — which were led by our strategic business unit managers. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance.

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Reporting (continued)

The Company’s Chief Executive Officer is its CODM. The Company reports operational data to its CODM at the segment level, which he uses to evaluate performance and allocate resources based on income from equity method investment – Lab Services MSO and AI generated publishing operating income.

On February 18, 2026, the Company and Wenzhao Lu, the Company’s chairman of the Board of Directors, entered into an Amended and Restated Membership Interest Purchase Agreement, pursuant to which the Company sold to Mr. Lu 100% of the membership interests of Avalon RT 9. The Company determined that the assets and operations that had been disposed of met the criteria for discontinued operations presentation. For all periods presented, the operating results associated with the assets disposed of have been reclassified into net loss from discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The associated assets and liabilities have been reflected as current and long-term assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets, and the cash flows from the Company’s discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for all periods presented.

Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance was intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 addressed investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 was effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption was permitted. The adoption of ASU 2023-09 did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

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

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40),” (“ASU 2025-06”). The amendments in ASU 2025-06 remove all references to prescriptive and sequential software development stages, and require entities to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, and may be adopted on a prospective, modified, or retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact of this update on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025–11, Interim Reporting (Topic 270: Narrow – Scope Improvements. ASU 2025-11 clarifies the applicability of interim reporting guidance and reorganizes and clarifies interim disclosure requirements under ASC topic 270, including the addition of a disclosure principal requiring disclosure of material events occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Classification Improvements. ASU 2025–12 makes targeted amendments to various topics within the Accounting Standards Codification intended to clarify existing guidance and correct minor inconsistencies. ASU 2025–12 is effective for interim and annual reporting periods beginning after December 15, 2026, with early adoption permitted. Certain amendments require retrospective application. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

At March 31, 2026 and December 31, 2025, prepaid expense and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid professional fees	$261,155	$67,139
Prepaid directors’ and officers’ liability insurance premium	12,335	10,932
Prepaid NASDAQ listing fee	42,000	-
Deferred offering costs	-	84,652
Finished goods	71,862	74,841
Recoverable value-added tax	11,023	10,863
Others	28,272	33,743
Total	$426,647	$282,170

NOTE 5 – DISCONTINUED OPERATIONS AND DISPOSALS

On February 18, 2026, the Company and Wenzhao Lu, the Company’s chairman of the Board of Directors, entered into an Amended and Restated Membership Interest Purchase Agreement (the “Amended MIPA”), pursuant to which the Company sold to Mr. Lu 100% of the membership interests of Avalon RT 9 for $9,000,000.

The subsidiary comprises our real property operations segment. As a result of the planned disposition of the subsidiary, the real property operations segment met the criteria under ASC 205-20 to be classified as discontinued operations. Accordingly, the historical results of operations of the real property operations segment have been reflected as discontinued operations in our condensed consolidated financial statement for all periods prior to the Amended MIPA on February 18, 2026. Details of the net loss from discontinued operations were as follows for the three months ended March 31:

	2026	2025
REAL PROPERTY RENTAL REVENUE	$253,839	$349,800
REAL PROPERTY OPERATING EXPENSES	(153,903)	(280,390)
REAL PROPERTY OPERATING INCOME	99,936	69,410
OTHER OPERATING EXPENSES:
Professional fees	45,617	59,364
Compensation and related benefits	20,932	31,398
Total Other Operating Expenses	66,549	90,762
INCOME (LOSS) FROM OPERATIONS	33,387	(21,352)
OTHER (EXPENSE) INCOME
Interest expense - amortization of debt discount and debt issuance costs	-	(29,807)
Interest expense - other	(136,402)	(164,500)
Other income	-	228
Total Other Expense, net	(136,402)	(194,079)
LOSS BEFORE INCOME TAXES	(103,015)	(215,431)
INCOME TAXES	-	-
NET LOSS	$(103,015)	$(215,431)

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – DISCONTINUED OPERATIONS AND DISPOSALS (continued)

The following table summarizes the assets and liabilities of the discontinued operations:

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash	$-	$258,999
Rent receivable	-	84,898
Prepaid expense and other current assets	-	12,719
Total Current Assets	-	356,616
NON-CURRENT ASSETS:
Property and equipment, net	-	3,478
Investment in real estate, net	-	6,925,768
Deferred leasing costs and other non-current assets	-	8,523
Total Non-current Assets	-	6,937,769
Total Assets	$-	$7,294,385
LIABILITIES
CURRENT LIABILITIES:
Accrued liabilities and other payables	$-	$261,077
Note payable, net	-	5,800,000
Total Current Liabilities	-	6,061,077
NON-CURRENT LIABILITIES:
Deferred rental income	-	23,515
Total Non-current Liabilities	-	23,515
Total Liabilities	$-	$6,084,592

The above tables exclude intercompany payables that are eliminated within our condensed consolidated balance sheets.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets mainly consist of the valuation of identifiable intangible assets acquired in connection with the acquisition of RPM, representing developed technology and trade name. The Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value the identifiable intangible assets at the acquisition date. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

In addition, in connection with the acquisition of RPM, the purchase price exceeded the fair value of net assets acquired by $12,808,197. The Company allocated the $12,808,197 excess to goodwill. Goodwill is not amortized, but is tested for impairment at March 31, 2026. On March 31, 2026, the Company assessed its goodwill for any impairment and concluded that there were not indicators of impairment as of March 31, 2026.

During the three months ending March 31, 2026, the Company capitalized certain software development costs incurred amounting to $18,037 since the Company’s software development projects were in the application development stage. The internal-use software has not yet been placed in service as of March 31, 2026.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – INTANGIBLE ASSETS (continued)

At March 31, 2026 and December 31, 2025, intangible assets consisted of the following:

	Useful Life	March 31, 2026	December 31, 2025
Developed technology	1 Year	$2,230,000	$2,230,000
Trade name	1 Year	22,000	22,000
Internal-use software	3 Years	18,037	-
Goodwill		12,808,197	12,808,197
		15,078,234	15,060,197
Less: accumulated amortization		(656,833)	(93,833)
		$14,421,401	$14,966,364

For the three months ended March 31, 2026 and 2025, amortization expense amounted to $563,000 and $0, respectively.

Amortization of intangible assets, excluding internal-use software, which has not yet been placed in service as of March 31, 2026, attributable to future periods is as follows:

For the Twelve-month Period Ending March 31:	Amortization Amount
2027	$1,595,167
2028 and thereafter	-
$1,595,167

NOTE 7 – CONVERTIBLE NOTE PAYABLE

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

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – CONVERTIBLE NOTE PAYABLE (continued)

June 2024 Convertible Note (continued)

In December 2024, the Company repaid June 2024 Convertible Note principal amount of $288,223 in cash.

During the period from June 1, 2025 through December 31, 2025, Mast Hill converted its June 2024 Convertible Note in the principal amount of $2,010,827 into 2,010,827 shares of common stock of the Company at a per share price of $1.00.

In January 2026, Mast Hill converted its June 2024 Convertible Note in the principal amount of $545,950 into 545,950 shares of common stock of the Company at a per share price of $1.00 (See Note 12 - Common Shares Issued for Debt Conversion).

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

As consideration for the two investors’ purchase of the July 2025 Convertible Note, the Company issued 5,000 shares of restricted common stock to each investor as a commitment fee. The Company recorded a total debt discount of $26,800 related to the common stock issued to the two investors, which was amortized over the term of the July 2025 Convertible Note.

In March 2026, the Company repaid in full the July 2025 Convertible Note.

The convertible notes payable as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Principal amount	$-	$745,950
Less: unamortized debt discount	-	(8,932)
Convertible note payable, net	$-	$737,018

For the three months ended March 31, 2026 and 2025, amortization of debt discount related to convertible note payable amounted to $8,932 and $283,755, respectively, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the three months ended March 31, 2026 and 2025, interest expense related to convertible note payable amounted to $23,192 and $81,956, respectively, which have been included in interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – BRIDGE LOAN PAYABLE, NET

On December 11, 2025, the Company entered into a securities purchase agreement with Allen O Cage Jr., an individual, pursuant to which the Company issued an unsecured bridge note with a maturity date of April 15, 2026, in the principal sum of $375,000. The bridge note carries an original issue discount of $75,000. Accordingly, on December 11, 2025, Allen paid the purchase price of $300,000 to the Company for the bridge note. This bridge note shall not bear interest. The Company is required to make the following payments in cash to Allen under the bridge note: (i) $125,000 on February 15, 2026, (ii) $125,000 on March 15, 2026, and (iii) $125,000 on April 15, 2026. Upon the occurrence of an event of default under the bridge note, Allen may convert the bridge note into the Company’s common stock at a conversion price equal to 50% of the volume weighted average price of the Company’s common stock during the five (5) trading day period prior to the respective conversion date (the “Conversion Price”), subject to adjustment as provided in the bridge note as well as beneficial ownership limitations. The Conversion Price may not be lower than the floor price, which is equal to 80% of the Minimum Price (as such term is defined by the rules and regulations of the Nasdaq Stock Market LLC, Rule 5635(d)(1)(A)) measured from the effective date of the securities purchase agreement, or such lower amount as permitted, from time to time, by the Nasdaq Stock Market, subject to downward adjustments for share splits, share dividends, share combinations, recapitalizations or other similar events (for the avoidance of doubt, share splits, share dividends, share combinations, recapitalizations or other similar events shall not cause an adjustment to increase the floor price). The Company agreed to issue 100,000 shares of its common stock as a commitment fee to Allen pursuant to the securities purchase agreement. The securities purchase agreement contains customary representations, warranties, and covenants of the Company. The issuance of such 100,000 shares as well as any conversion of the bridge note into shares of the Company’s common stock is subject to the prior shareholder approval of the Company as is required by the applicable rules and regulations of the Nasdaq Stock Market (or any successor entity).

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

The bridge loan payable as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Principal amount	$125,000	$375,000
Less: unamortized debt issuance costs	(748)	(14,441)
Less: unamortized debt discount	(8,452)	(163,218)
Convertible note payable, net	$115,800	$197,341

For the three months ended March 31, 2026, amortization of debt discount and debt issuance costs related to the bridge note amounted to $168,459 which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying condensed consolidated statements of operations and comprehensive loss.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – NOTE PAYABLE, NET

In February 2026, the Company entered into two securities purchase agreements with Vanquish Funding Group, Inc., pursuant to which the Company issued to the investor two promissory notes in the principal amount of $467,820, for a purchase price of $414,000, reflecting an original issue discount of $53,820 (the “Note”). The Note carries a one-time interest charge of $56,138 and is repayable in seven monthly payments beginning August 15, 2026 in the amount of $288,176 and for the next 6 months thereafter in the amount of $39,297. The Note matures on February 15, 2027. In connection with the issuance of the two promissory notes, the Company incurred debt issuance costs of $34,000 which is capitalized and will be amortized into interest expense over the term of the two promissory notes.

On March 25, 2026, the Company entered into a Business Loan and Security Agreement (the “Business Loan Agreement”) with Agile Lending, LLC, pursuant to which the Company obtained a loan from the investor in the principal amount of $787,500 (the “Business Loan”), with net proceeds to the Company of $750,000, following the payment of an administration fee of $37,500, with a total repayment amount of $1,134,000, including interest charges of $346,500 (assuming all payments are made on time and the Business Loan is not prepaid) repayable in 30 weekly installments of $37,800 with a maturity date of October 22, 2026. Pursuant to the Business Loan Agreement, the Company granted the investor a continuing security interest in certain collateral (as defined in the Business Loan Agreement). In connection with the Business Loan, the Company issued the investor a Confessed Judgement Secured Promissory Note (the “Secured Note”) dated March 25, 2026 in the amount $787,500 with a maturity date of October 22, 2026.

The note payable as of March 31, 2026 is as follows:

March 31, 2026
Principal amount	$1,255,320
Less: unamortized debt issuance costs	(29,823)
Less: unamortized debt discount	(83,470)
Note payable, net	$1,142,027

For the three months ended March 31, 2026, amortization of debt discount and debt issuance costs related to note payable amounted to $12,026 which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the three months ended March 31, 2026, interest expense related to note payable amounted to $18,337 which have been included in interest expense - other on the accompanying condensed consolidated statements of operations and comprehensive loss.

NOTE 10 – DERIVATIVE LIABILITY

On May 23, 2023, the Company issued 667 warrants with an exercise price of $67.50 exercisable until May 23, 2028 to a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 667 warrants was classified as a derivative liability on May 23, 2023. On March 31, 2026, the estimated fair value of the 667 warrants was $16. The estimated fair value of the warrants was computed as of March 31, 2026 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.53, volatility of 137.76%, risk-free rate of 3.79%, annual dividend yield of 0% and expected life of 2.1 years.

On July 6, 2023, the Company issued 222 warrants with an exercise price of $67.50 exercisable until July 6, 2028 to a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 222 warrants was classified as a derivative liability on July 6, 2023. On March 31, 2026, the estimated fair value of the 222 warrants was $5. The estimated fair value of the warrants was computed as of March 31, 2026 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.53, volatility of 133.26%, risk-free rate of 3.79%, annual dividend yield of 0% and expected life of 2.3 years.

On October 9, 2023, the Company issued 560 warrants with an exercise price of $37.50 exercisable until October 9, 2028 to a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 560 warrants was classified as a derivative liability on October 9, 2023. On March 31, 2026, the estimated fair value of the 560 warrants was $26. The estimated fair value of the warrants was computed as of March 31, 2026 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.53, volatility of 129.25%, risk-free rate of 3.79%, annual dividend yield of 0% and expected life of 2.5 years.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – DERIVATIVE LIABILITY (continued)

On March 7, 2024, the Company issued 700 warrants with an exercise price of $30.00 exercisable until March 7, 2029 to a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 700 warrants was classified as a derivative liability on March 7, 2024. On March 31, 2026, the estimated fair value of the 700 warrants was $43. The estimated fair value of the warrants was computed as of March 31, 2026 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.53, volatility of 122.40%, risk-free rate of 3.81%, annual dividend yield of 0% and expected life of 2.9 years.

On June 5, 2024, the Company issued 5,333 warrants with an exercise price of $9.75 exercisable until June 5, 2029 to a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 5,333 warrants was classified as a derivative liability on June 5, 2024. On March 31, 2026 the estimated fair value of the 5,333 warrants was $750. The estimated fair value of the warrants was computed as of March 31, 2026 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.53, volatility of 120.02%, risk-free rate of 3.81%, annual dividend yield of 0% and expected life of 3.2 years.

On June 5, 2024, the Company issued 80,000 warrants with an exercise price of $7.50 exercisable until June 5, 2029 to Mast Hill (See Note 7). Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 80,000 warrants was classified as a derivative liability on June 5, 2024. On February 11, 2026, the exercise price was adjusted to $1.00 and number of shares underlying was adjusted to 600,000 based on certain specified events. On February 19, 2026, the exercise price was adjusted to $0.38 and number of shares underlying was adjusted to 1,558,543 based on certain specified events. On February 19, 2026, 408,332 warrants were cashless exercised.

On February 24, 2026, the exercise price was adjusted to $0.32 and number of shares underlying was adjusted to 1,405,721 based on certain specified events. On February 24, 2026, 304,529 warrants were cashless exercised. On February 26, 2026, 1,020,710 warrants were cashless exercised. On March 31, 2026, the exercise price was adjusted to $0.37 and number of shares underlying was adjusted to 68,985 based on certain specified events. On March 31, 2026, the estimated fair value of the remaining 68,985 warrants was $28,602. The estimated fair value of the warrants was computed as of March 31, 2026 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.53, volatility of 120.02%, risk-free rate of 3.81%, annual dividend yield of 0% and expected life of 3.2 years.

Change in fair value of the derivative liability are included as a component of total other expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The changes to the derivative liability resulted in an increase of $1,276,889 and $114,360 in the derivative liability and the corresponding increase in other expense as a loss for the three months ended March 31, 2026 and 2025, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Services Provided by Related Party

From time to time, Wilbert Tauzin, a former director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $15,000 and $15,597 for the three months ended March 31, 2026 and 2025, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2026 and December 31, 2025, the accrued and unpaid services charge related to this director’s son amounted to $0 and $6,835, respectively, which have been included in accrued professional fees on the accompanying condensed consolidated balance sheets.

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Genexosome’s subsidiary, which was dissolved in 2022, for a cash payment of $450,000. As of both March 31, 2026 and December 31, 2025, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables — related party on the accompanying condensed consolidated balance sheets.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

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

On February 18, 2026, the Company and Mr. Lu entered into an Amended and Restated Membership Interest Purchase Agreement (the “Amended MIPA”), pursuant to which the Company sold to Mr. Lu 100% of the membership interests of Avalon RT9 for $9.0 million, the fair market value on transaction date. The Company recorded proceeds in excess of its carrying value (approximately $1.9 million) to additional paid-in capital as a result of the capital transaction with related party under applicable SEC regulations.

The Company received $3,158,078 from Mr. Lu as of December 31, 2025, which was recorded as advance from pending sale of subsidiary – related party on the accompanying condensed consolidated balance sheets. The advance of $3,158,078 was applied to the proceeds of $9.0 million on February 18, 2026. Therefore, as of March 31, 2026, the advance from pending sale of subsidiary – related party was $0.

Exchange Agreement

On February 18, 2926, the Company entered into an Exchange Agreement with its Chairman, Wenzhao Lu, under which it agreed to issue Mr. Lu 2,074,689 shares of its common stock (the “Exchange Shares”) for the 5,000 shares of Series D Preferred Stock held by him, following shareholder approval. The Exchange Shares was equal to the amount of shares of common stock Mr. Lu would have been entitled to receive upon conversion of his Series D Preferred Stock. The Exchange Shares were issued to Mr. Lu on May 6, 2026 following shareholder approval at which time the shares of Series D Preferred Stock were cancelled.

NOTE 12 – EQUITY

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

(Unaudited)

NOTE 12 – EQUITY (continued)

Series C Convertible Preferred Stock (continued)

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

In March 2026, 723 shares of Series C Preferred Stock were converted into 300,000 shares of the Company’s common stock.

As of March 31, 2026 and December 31, 2025, 3,077 and 3,800 shares of Series C Preferred Stock were issued and outstanding, respectively.

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

As of both March 31, 2026 and December 31, 2025, 5,000 shares of Series D Preferred Stock were issued and outstanding.

On May 6, 2026, the Company issued 2,074,689 shares of its common stock (the “Exchange Shares”) to its chairman, Wenzhao Lu following shareholder approval in exchange for 5,000 shares of the Company’s Series D Preferred Stock held by him, which shares of Series D Preferred Stock were cancelled. The Exchange Shares issued was equal to the amount of shares of common stock Mr. Lu would have been entitled to receive upon conversion of his Series D Preferred Stock.

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

(Unaudited)

NOTE 12 – EQUITY (continued)

Series E Convertible Preferred Stock (continued)

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

As of both March 31, 2026 and December 31, 2025, 19,500 shares of Series D Preferred Stock were issued and outstanding.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – EQUITY (continued)

Common Shares and Warrants Sold for Cash from the February 2026 Private Offering

In February 2026, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional investors (the “Purchasers”) for the issuance and sale in a private placement (the “Private Placement”) of (i) 490,197 shares (the “Shares”) of the Company’s common stock at a purchase price of $0.51 per Share; (ii) pre-funded warrants (the “Pre-Funded Warrants”) at a purchase price of 0.5099 per Pre-Funded Warrant to purchase up to an aggregate of 5,882,353 shares of Common Stock (the “Pre-Funded Warrant Shares”); (iii) Series A-1 warrants to purchase up to 6,372,550 shares of Common Stock (the “Series A-1 Warrants,” and the shares issuable upon exercise thereof, the “Series A-1 Warrant Shares”) and (iv) Series A-2 warrants to purchase up to 6,372,550 shares of Common Stock (the “Series A-2 Warrants,” together with the Series A-1 Warrants, the “Warrants”) and the shares issuable upon exercise thereof, the “Series A-2 Warrant Shares,” together with the Series A-1 Warrant Shares, the “Warrant Shares”). The Shares, the Pre-Funded Warrants, the Pre-Funded Warrant Shares, the Warrants and the Warrant Shares are collectively referred to herein as the “Securities”. The total gross proceeds were $3,249,412.

Each Warrant has an exercise price of $0.51 per share. The Warrants are not exercisable until the Stockholders of the Company approve the issuance of the Warrants and the Warrant Shares upon the exercise thereof (the “Stockholder Approval”). The Series A-1 Warrants will expire five (5) years following the date of Stockholder Approval. The Series A-2 Warrants will expire eighteen (18) months following the date of Stockholder Approval. A holder may not exercise any portion of the Common Warrants to the extent the Purchaser would own more than 4.99% of the outstanding Common Stock immediately after exercise. A holder may increase or decrease this percentage with respect to either the Series A-1 Common Warrants or the Series A-2 Common Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

The Prefunded Warrants are immediately exercisable and may be exercised at a nominal exercise price of $0.0001 per share of Common Stock at any time until all of the Prefunded Warrants are exercised in full. A holder may not exercise any portion of the Common Warrants to the extent the Purchaser would own more than 4.99% of the outstanding Common Stock immediately after exercise. A holder may increase or decrease this percentage with respect to Prefunded Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

As compensation to H.C. Wainwright & Co., LLC as the exclusive placement agent in connection with the Private Placement (the “Placement Agent”), the Company paid the Placement Agent a cash fee of 7.0% of the aggregate gross proceeds raised in the Private Placement, plus a management fee equal to 1.0% of the gross proceeds raised in the Private Placement and reimbursement of certain expenses and legal fees. The Company also issued warrants to designees of the Placement Agent (the “Placement Agent Warrants”) to purchase up to 5.0% of the aggregate number of shares of Common Stock placed in the Offering, equating to 318,628 shares of Common Stock (the “Placement Agent Warrant Shares”). The Placement Agent Warrants have substantially the same terms as the Series A-1 Warrants, except that the Placement Agent Warrants have an exercise price equal to $0.6375 per share.

In connection with the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of February 26, 2026, with the Purchaser, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of Shares and the shares of Common Stock underlying the Pre-Funded Warrants and the Common Warrants no later than 45 days after the date of the Registration Rights Agreement, and to use best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than 75 days following the date of the Registration Rights Agreement (or 90 days following the date of the Registration Rights Agreement in the event of a “full review” by the Securities and Exchange Commission).

The fair value of the Series A-1 Warrants was $6,009,845 and was based on the Black-Scholes pricing model. Input assumptions used were as follows: stock price per share of $1.09, a risk-free interest rate of 3.57%; expected volatility of 108.52%; expected life of 5.0 years; and expected dividend yield of 0%.

The fair value of the Series A-2 Warrants was $5,328,870 and was based on the Black-Scholes pricing model. Input assumptions used were as follows: stock price per share of $1.09, a risk-free interest rate of 3.42%; expected volatility of 147.59%; expected life of 1.5 years; and expected dividend yield of 0%.

The fair value of the Placement Agent Warrants was $294,001 and was based on the Black-Scholes pricing model. Input assumptions used were as follows: stock price per share of $1.09, a risk-free interest rate of 3.57%; expected volatility of 108.52%; expected life of 5.0 years; and expected dividend yield of 0%.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – EQUITY (continued)

Common Shares and Warrants Sold for Cash from the February 2026 Private Offering (continued)

$3,154,455 of the total gross proceeds was allocated to the Pre-Funded Warrants, Series A-1 Warrants, and Series A-2 Warrants based on the relative fair value allocation method, which has been reflected in shareholders’ equity. These warrants were classified in shareholders’ equity as the number of shares were fixed and determinable, and no other provisions precluded equity treatment. $94,957 of the total gross proceeds was allocated as the value of common shares.

The direct costs related to the issuance of the common shares and these warrants were $786,601. These direct costs were recorded as an offset against gross proceeds with $763,614 being recorded in additional paid-in capital and $22,987 being recorded in common shares on a relative fair value basis.

Common Shares Issued for Services

During the three months ended March 31, 2026, the Company issued a total of 505,000 shares of its common stock for services rendered and to be rendered. These shares were valued at $522,800, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $319,819 for the three months ended March 31, 2026 and reduced accrued liabilities of $96,600 and recorded prepaid expense of $106,381 as of March 31, 2026 which will be amortized over the rest of corresponding service periods.

Common Shares Issued for Pre-funded Warrant Exercise

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

Common Shares Issued for Debt Conversion

In January 2026, the June 2024 Convertible Note holder converted its June 2024 Convertible Note in the principal amount of $545,950 and unpaid interest of $5,524 into 551,474 shares of common stock of the Company at a per share price of $1.00.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at March 31, 2026:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2026	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2026	Weighted Average Exercise Price
$2.93 – 31.20	15,419	2.57	$6.49	15,419	$6.49
$48.75 – 123.00	18,117	0.98	$79.87	18,117	$79.87
$154.50 – 228.00	7,633	3.75	$225.72	7,633	$225.72
$2.93 – 228.00	41,169	2.09	$79.43	41,169	$79.43

There was no stock option activity during the three months ended March 31, 2026.

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at March 31, 2026 was $0.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – EQUITY (continued)

Warrants (Except Pre-Funded Warrants)

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at March 31, 2026:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2026	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2026	Weighted Average Exercise Price
$0.37 – 0.64	13,132,713	3.20	$0.51	68,985	$0.37
$9.75 – 37.50	6,593	3.10	$14.26	6,593	$14.26
$67.50	889	2.18	$67.50	889	$67.50
$187.50	8,264	1.06	$187.50	8,264	$187.50
$0.37 – 187.50	13,148,459	3.20	$0.64	84,731	$20.40

Stock warrant activity for the three months ended March 31, 2026 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2026	95,746	$24.06
Repricing adjustment	1,722,556	$0.33
Granted	13,063,728	$0.51
Exercised	(1,733,571)	$(0.33)
Outstanding at March 31, 2026	13,148,459	$0.64
Exercisable at March 31, 2026	84,731	$20.40

The aggregate intrinsic value of stock warrants outstanding and stock warrants exercisable at March 31, 2026 was approximately $281,000 and $11,000, respectively.

Warrants Issued in February 2026

In February 2026, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional investors (the “Purchasers”) for the issuance and sale in a private placement (the “Private Placement”) of (i) 490,197 shares (the “Shares”) of the Company’s common stock at a purchase price of $0.51 per Share; (ii) pre-funded warrants (the “Pre-Funded Warrants”) at a purchase price of 0.5099 per Pre-Funded Warrant to purchase up to an aggregate of 5,882,353 shares of Common Stock (the “Pre-Funded Warrant Shares”); (iii) Series A-1 warrants to purchase up to 6,372,550 shares of Common Stock (the “Series A-1 Warrants,” and the shares issuable upon exercise thereof, the “Series A-1 Warrant Shares”) and (iv) Series A-2 warrants to purchase up to 6,372,550 shares of Common Stock (the “Series A-2 Warrants,” together with the Series A-1 Warrants, the “Warrants”) and the shares issuable upon exercise thereof, the “Series A-2 Warrant Shares,” together with the Series A-1 Warrant Shares, the “Warrant Shares”). The Shares, the Pre-Funded Warrants, the Pre-Funded Warrant Shares, the Warrants and the Warrant Shares are collectively referred to herein as the “Securities”.

Each Warrant has an exercise price of $0.51 per share. The Warrants are not exercisable until the Stockholders of the Company approve the issuance of the Warrants and the Warrant Shares upon the exercise thereof (the “Stockholder Approval”). The Series A-1 Warrants will expire five (5) years following the date of Stockholder Approval. The Series A-2 Warrants will expire eighteen (18) months following the date of Stockholder Approval. A holder may not exercise any portion of the Common Warrants to the extent the Purchaser would own more than 4.99% of the outstanding Common Stock immediately after exercise. A holder may increase or decrease this percentage with respect to either the Series A-1 Common Warrants or the Series A-2 Common Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – EQUITY (continued)

Warrants (Except Pre-Funded Warrants) (continued)

The Prefunded Warrants are immediately exercisable and may be exercised at a nominal exercise price of $0.0001 per share of Common Stock at any time until all of the Prefunded Warrants are exercised in full. A holder may not exercise any portion of the Common Warrants to the extent the Purchaser would own more than 4.99% of the outstanding Common Stock immediately after exercise. A holder may increase or decrease this percentage with respect to Prefunded Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

As compensation to H.C. Wainwright & Co., LLC as the exclusive placement agent in connection with the Private Placement (the “Placement Agent”), the Company paid the Placement Agent a cash fee of 7.0% of the aggregate gross proceeds raised in the Private Placement, plus a management fee equal to 1.0% of the gross proceeds raised in the Private Placement and reimbursement of certain expenses and legal fees. The Company also issued warrants to designees of the Placement Agent (the “Placement Agent Warrants”) to purchase up to 5.0% of the aggregate number of shares of Common Stock placed in the Offering, equating to 318,628 shares of Common Stock (the “Placement Agent Warrant Shares”). The Placement Agent Warrants have substantially the same terms as the Series A-1 Warrants, except that the Placement Agent Warrants have an exercise price equal to $0.6375 per share.

In connection with the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of February 26, 2026, with the Purchaser, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of Shares and the shares of Common Stock underlying the Pre-Funded Warrants and the Common Warrants no later than 45 days after the date of the Registration Rights Agreement, and to use best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than 75 days following the date of the Registration Rights Agreement (or 90 days following the date of the Registration Rights Agreement in the event of a “full review” by the Securities and Exchange Commission).

These warrants were classified in shareholders’ equity as the number of shares were fixed and determinable, and no other provisions precluded equity treatment.

Warrants Exercised in February 2026

In February 2026, pursuant to the terms of related warrant agreements, 1,733,571 warrants were cashless exercised.

Pre-Funded Warrants

The number of pre-funded warrants outstanding as of March 31, 2026 is as follows:

Description	Number Outstanding	Weighted Average Exercise Price
Pre-funded warrants issued in December 2024	150,000	$0.01
Pre-funded warrants issued in February 2026	5,882,353	$0.0001
Outstanding at March 31, 2026	6,032,353	$0.0003

A summary of pre-funded warrant activity during the three months ended March 31, 2026 is as follows:

	Number of Pre-Funded Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2026	504,300	$0.0030
Pre-funded warrants granted	5,882,353	$0.0001
Pre-funded warrants exercised	(354,300)	$(0.0001)
Outstanding at March 31, 2026	6,032,353	$0.0003

AVALON GLOBOCARE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – EQUITY (continued)

Pre-Funded Warrants (continued)

Pre-funded Warrants Issued in February 2026

In February 2026, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional investors (the “Purchasers”) for the issuance and sale in a private placement (the “Private Placement”) of (i) 490,197 shares (the “Shares”) of the Company’s common stock at a purchase price of $0.51 per Share; (ii) pre-funded warrants (the “Pre-Funded Warrants”) at a purchase price of 0.5099 per Pre-Funded Warrant to purchase up to an aggregate of 5,882,353 shares of Common Stock (the “Pre-Funded Warrant Shares”); (iii) Series A-1 warrants to purchase up to 6,372,550 shares of Common Stock (the “Series A-1 Warrants,” and the shares issuable upon exercise thereof, the “Series A-1 Warrant Shares”) and (iv) Series A-2 warrants to purchase up to 6,372,550 shares of Common Stock (the “Series A-2 Warrants,” together with the Series A-1 Warrants, the “Warrants”) and the shares issuable upon exercise thereof, the “Series A-2 Warrant Shares,” together with the Series A-1 Warrant Shares, the “Warrant Shares”). The Shares, the Pre-Funded Warrants, the Pre-Funded Warrant Shares, the Warrants and the Warrant Shares are collectively referred to herein as the “Securities”.

The Prefunded Warrants are immediately exercisable and may be exercised at a nominal exercise price of $0.0001 per share of Common Stock at any time until all of the Prefunded Warrants are exercised in full. A holder may not exercise any portion of the Common Warrants to the extent the Purchaser would own more than 4.99% of the outstanding Common Stock immediately after exercise. A holder may increase or decrease this percentage with respect to Prefunded Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

NOTE 13 – STATUTORY RESERVE AND RESTRICTED NET ASSETS

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

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the years ended December 31, 2025 and 2024 as it incurred net loss in the periods. As of both March 31, 2026 and December 31, 2025, the restricted amount as determined pursuant to PRC statutory laws totaled $6,578.

Relevant PRC laws and regulations restrict the Company’s PRC subsidiary, Avalon Shanghai, from transferring a portion of its net assets, equivalent to its statutory reserve and its share capital, to the Company’s shareholders in the form of loans, advances or cash dividends. Only PRC entity’s accumulated profit may be distributed as dividend to the Company’s shareholders without the consent of a third party. As of both March 31, 2026 and December 31, 2025, total restricted net assets amounted to $1,206,578.

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

NOTE 15 – CONCENTRATIONS

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three months ended March 31, 2026 and 2025.

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

On October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016 and violation of Ohio Uniform Trade Secrets Act. The Company, Genexosome and the Research Institute entered into a Settlement Agreement dated June 7, 2022 (the “Settlement Date”) whereby the Company agreed to pay the Research Institute $450,000 on each of the sixty-day, one year and two-year anniversaries of the Settlement Date. In addition, the Company agreed to pay the Research Institute 30% of the Company’s initial pre-tax profit of $3,333,333, 20% of the Company’s second pre-tax profit of $3,333,333 and 10% of the Company’s third pre-tax profit of $3,333,333. The parties provided a mutual release as well. As of both March 31, 2026 and December 31, 2025, the accrued litigation settlement amounted to $363,450.

Operating Leases Commitment

The Company is a party to leases for office space. These lease agreements expire through February 2029. Rent expense under all operating leases amounted to approximately $20,500 and $32,000 for the three months ended March 31, 2026 and 2025, respectively.

Supplemental cash flow information related to leases for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$18,500	$27,535
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$169,743	$127,486

The following table summarizes the lease term and discount rate for the Company’s operating leases as of March 31, 2026:

Operating Lease
Weighted average remaining lease term (in years)	2.34
Weighted average discount rate	12.0%

The following table summarizes the maturity of lease liabilities under operating leases as of March 31, 2026:

For the Twelve-month Period Ending March 31:	Operating Lease
2027	$97,000
2028	70,500
2029	11,000
2030 and thereafter	-
Total lease payments	178,500
Amount of lease payments representing interest	(18,155)
Total present value of operating lease liabilities	$160,345

Current portion	$83,508
Long-term portion	76,837
Total	$160,345

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Exercise of Pre-funded Warrants

In April 2026, the Company issued 1,649,353 shares of its common stock upon the cash exercise of outstanding pre-funded warrants for aggregate proceeds of $165.

Issuance of Common Stock upon Exchange of Series D Preferred Stock

On May 6, 2026, the Company issued 2,074,689 shares of common stock (the “Exchange Shares”) to its chairman, Wenzhao Lu following shareholder approval in exchange for 5,000 shares of the Company’s Series D Preferred Stock, which shares of Series D Preferred Stock were cancelled. The Exchange Shares issued was equal to the amount of shares of common stock Mr. Lu would have been entitled to receive upon conversion of his Series D Preferred Stock.

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

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2026 and 2025 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Through our AI-driven subsidiary, we are advancing next-generation agentic AI systems targeted to consumers and small businesses, starting with an SaaS automated video production platform. We are also expanding our intellectual property portfolio in cellular therapy and generative AI publishing and software. In addition, we are marketing the KetoAir™ breathalyzer device, which is registered with the U.S. Food and Drug Administration as a Class I medical device, and plan to pursue additional diagnostic applications for the technology. In addition, we owned and operated commercial real estate at our headquarters in Freehold, NJ through February 2026.

We had the following areas of focus in the three months ended March 31, 2026 and 2025:

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

Artificial Intelligence Content Technology

Through our wholly-owned subsidiary, Avalon Quantum AI LLC, we are advancing next-generation Agentic AI systems, including automated video generation and small business marketing automation solutions.

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

As reflected in the accompanying condensed consolidated financial statements, we had working capital deficit of approximately $2,774,000 at March 31, 2026 and had incurred recurring net losses from continuing operations and generated negative cash flow from operating activities of continuing operations of approximately $4,377,000 and $2,860,000 for the three months ended March 31, 2026, respectively.

We have a limited operating history and our continued growth is dependent upon the continuation of generating revenue for selling of Keto Air, generating revenue from advanced Agentic AI systems, including automated video generation and small business marketing automation, and obtaining additional financing to fund future obligations and pay liabilities arising from ordinary course business operations. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the release date of this Quarterly Report on Form 10-Q. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in our efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. We plan on raising capital through the sale of equity to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, or at all.

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

Significant estimates during the three months ended March 31, 2026 and 2025 include the useful life of intangible assets, the assumptions used in assessing impairment of long-term assets, the allowance for credit loss, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the valuation of Series D convertible preferred stock (“Series D Preferred Stock”), and the determination of the fair value of the warrants.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025

Income from Equity Method Investment – Lab Services MSO

As a result of the sale of our ownership of 40% of Lab Services MSO on February 26, 2025, for the three months ended March 31, 2026, we had no income from our investment in Lab Services MSO.

For the three months ended March 31, 2025, we had income from our investment in Lab Services MSO of $392,677, which consists of our share of Lab Services MSO’s net income of $503,833 and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $111,156.

Other Operating Expenses

For the three months ended March 31, 2026 and 2025, other operating expenses consisted of the following:

	Three Months Ended March 31,
	2026	2025
Advertising and marketing expenses	$209,846	$71,150
Professional fees	1,581,951	1,632,215
Compensation and related benefits	223,416	309,022
Miscellaneous taxes	40,910	40,245
Directors’ and officers’ liability insurance premium	34,104	35,517
Travel and entertainment	33,095	44,661
Amortization	563,000	-
Other general and administrative	34,804	45,290
	$2,721,126	$2,178,100

●	For the three months ended March 31, 2026, advertising and marketing expenses increased by $138,696, or 194.9%, as compared to the three months ended March 31, 2025. The increase was primarily due to increased advertising activities in the three months ended March 31, 2026. We expect that our advertising and marketing expenses will likely remain at its current level with minimal increase in the near future.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, advisory service fees, fairness opinion charge, valuation service fees and other fees. For the three months ended March 31, 2026, professional fees decreased by $50,264, or 3.1%, as compared to the three months ended March 31, 2025, which was primarily attributable to a decrease in legal service fees of approximately $108,000, mainly due to the decreased legal services related to our potential merger with YOOV, offset by an increase in other miscellaneous items of approximately $58,000. We expect that our professional fees will decrease in the near future.

●	For the three months ended March 31, 2026, compensation and related benefits decreased by $85,606, or 27.7%, as compared to the three months ended March 31, 2025. The decrease was primarily attributable to the decreased compensation for our interim chief executive officer, Meng Li, and decreased compensation for our directors due to the resignations of some directors in the three months ended March 31, 2026. We expect that our compensation and related benefits will likely remain at its current level with minimal decrease in the near future.

●	For the three months ended March 31, 2026, miscellaneous taxes increased by $665, or 1.7%, as compared to the three months ended March 31, 2025. We expect that our miscellaneous taxes will remain relatively steady, with minimal increase, in the near future.

●	For the three months ended March 31, 2026, directors’ and officers’ liability insurance premium decreased by $1,413, or 4.0%, as compared to the three months ended March 31, 2025. The decrease was mainly due to our switching to a different insurance provider, resulting in a lower premium.

●	For the three months ended March 31, 2026, travel and entertainment expense decreased by $11,566, or 25.9%, as compared to the three months ended March 31, 2025, which was primarily attributable to decreased business travel activities in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

●	For the three months ended March 31, 2026, amortization expense increased by $563,000, or 100.0%, as compared to the three months ended March 31, 2025, which was attributable to increased amortization of identifiable intangible assets acquired, representing developed technology and trade name. There was no comparable amortization prior to the date of acquisition, December 12, 2025.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, office supplies, and other miscellaneous items. For the three months ended March 31, 2026, other general and administrative expenses decreased by $10,486, or 23.2%, as compared to the three months ended March 31, 2025, due to our efforts at stricter controls on corporate expenditure.

Loss from Operations

As a result of the foregoing, for the three months ended March 31, 2026, loss from operations amounted to $2,721,126, as compared to $1,785,423 for the three months ended March 31, 2025, representing an increase of $935,703, or 52.4%.

Other Expense

Other expense mainly includes interest expense, change in fair value of derivative liability, and other miscellaneous expense.

Other expense totaled $1,655,554 for the three months ended March 31, 2026, as compared to $481,257 for the three months ended March 31, 2025, representing an increase of $1,174,297, or 244.0%, which was primarily attributable to an increase in loss from change in fair value of derivative liability of approximately $1,163,000, and an increase in other expense of approximately $106,000 mainly due to the loss from litigation settlement, offset by a decrease in interest expense of approximately $94,000, mainly driven by the decrease in amortization of debt discount and debt issuance costs of approximately $94,000.

Income Taxes

We did not have any income taxes expense for the three months ended March 31, 2026 and 2025 since we incurred losses in these periods.

Net Loss from Continuing Operations

As a result of the factors described above, our net loss from continuing operations was $4,376,680 for the three months ended March 31, 2026, as compared to $2,266,680 for the three months ended March 31, 2025, representing an increase of $2,110,000, or 93.1%.

Net Loss from Discontinued Operations

Our net loss from discontinued operations was $103,015 for the three months ended March 31, 2026, as compared to $215,431 for the three months ended March 31, 2025, representing a decrease of $112,416, or 52.2%.

Net Loss

As a result of the factors described above, our net loss was $4,479,695 for the three months ended March 31, 2026, as compared to $2,482,111 for the three months ended March 31, 2025, representing an increase of $1,997,584, or 80.5%.

Net Loss Attributable to Avalon GloboCare Corp. Common Shareholders

The net loss attributable to our common shareholders was $4,479,695, or $0.50 per share (basic and diluted), for the three months ended March 31, 2026, as compared to $2,319,638 (after taking into effect $162,473 in deemed contribution), or $1.43 per share (basic and diluted), for the three months ended March 31, 2025, representing an increase of $2,160,057, or 93.1%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our U.S. entities is the U.S. dollar and the functional currency of Avalon Shanghai is the Chinese Renminbi (“RMB”). The financial statements of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rate of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rate for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $(311) and a foreign currency translation gain of $279 for the three months ended March 31, 2026 and 2025, respectively. This non-cash loss/gain had the effect of increasing/decreasing our reported comprehensive loss in each respective period.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $4,480,006 and $2,481,832 for the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

We have a limited operating history and our continued growth is dependent upon the continuation of generating revenue for selling of Keto Air, generating revenue from advanced Agentic AI systems, including automated video generation and small business marketing automation, as well as obtaining additional financing to fund future obligations and pay liabilities arising from ordinary course business operations. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in our efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. We plan to raise capital in the future through the sale of equity or debt to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, if at all.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations as they come due and otherwise operate on an ongoing basis. At March 31, 2026 and December 31, 2025, we had a cash balance of approximately $776,000 and $109,000, respectively. These funds are kept in financial institutions located as follows:

Country:	March 31, 2026		December 31, 2025
United States	$775,917	99.99%	$108,599	99.5%
China	78	0.01%	492	0.5%
Total cash	$775,995	100.0%	$109,091	100.0%

The following table sets forth a summary of changes in our working capital deficit from December 31, 2025 to March 31, 2026:

	March 31,	December 31,	Changes in
	2026	2025	Amount	Percentage
Working capital deficit:
Total current assets	$1,670,142	$1,495,877	$174,265	11.6%
Total current liabilities	4,444,573	14,147,114	(9,702,541)	(68.6)%
Working capital deficit	$(2,774,431)	$(12,651,237)	$9,876,806	(78.1)%

Our working capital deficit decreased by $9,876,806 to $2,774,431 at March 31, 2026 from $12,651,237 at December 31, 2025. The decrease in working capital deficit was primarily attributable to an increase in cash of approximately $667,000, an increase on prepaid expense and other current assets of approximately $144,000 which was mainly attributable to the increase in prepaid professional fees of approximately $194,000 due to prepayments made to our professional service providers in the first quarter of 2026, a decrease in accrued professional fees of approximately $526,000 driven by the payments made to our professional service providers in the first quarter of 2026, a decrease in accrued payroll liability and compensation of approximately $354,000 driven by the payments made to our employees and directors in the first quarter of 2026, a decrease in advance from pending sale of subsidiary – related party of approximately $3,158,000 resulting from the sale of our subsidiary of Avalon RT 9 to Mr. Lu in the first quarter of 2026 as described in elsewhere in this report, a decrease in convertible note payable, net, of approximately $737,000 mainly due to the conversion of our June 2024 Convertible Note in the principal amount of approximately $546,000 into our common stock in the first quarter of 2026 and the repayments of principal of $200,000 made to two individual investors in the first quarter of 2026, and the decrease in current liabilities of discontinued operations of approximately $6,061,000 driven by the sale of our subsidiary of Avalon RT 9 to Mr. Lu in the first quarter of 2026 as described in elsewhere in this report, offset by a decrease in receivable from sale of equity method investment of approximately $281,000 due to the payments received in the first quarter of 2026, a decrease in current assets of discontinued operations of approximately $357,000 driven by the sale of our subsidiary of Avalon RT 9 to Mr. Lu in the first quarter of 2026 as described in elsewhere in this report, and an increase in note payable, net, of approximately $1,142,000 resulting from our loan financing in the first quarter of 2026.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flows for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following table summarizes the key components of our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities from continuing operations	$(2,860,379)	$(1,691,135)
Net cash provided by investing activities from continuing operations	280,500	95,000
Net cash provided by financing activities from continuing operations	3,436,812	219,972
Net cash flows used in discontinued operations	(231,956)	(209,688)
Effect of exchange rate on cash – continuing operations	41,927	231
Net increase (decrease) in cash	$666,904	$(1,585,620)

Net cash flow used in operating activities from continuing operations for the three months ended March 31, 2026 was $2,860,379, which primarily reflected our consolidated net loss from continuing operations of approximately $4,377,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in accrued liabilities and other payables of approximately $796,000 which was mainly driven by payments made to our vendors in the first quarter of 2026, offset by the non-cash item adjustments, primarily consisting of depreciation and amortization of intangible assets of approximately $563,000 mainly due to the amortization of identifiable intangible assets acquired, representing developed technology and trade name, in the first quarter of 2026 as described in elsewhere in this report, stock-based compensation and service expense of approximately $320,000, amortization of debt issuance costs and debt discount of approximately $189,000, and change in fair market value of derivative liability of approximately $1,277,000.

Net cash flow used in operating activities from continuing operations for the three months ended March 31, 2025 was $1,691,135, which primarily reflected our consolidated net loss from continuing operations of approximately $2,267,000, and the non-cash item adjustments, primarily consisting of income from equity method investment of approximately $393,000, offset by amortization of debt issuance costs and debt discount of approximately $284,000, and change in fair market value of derivative liability of approximately $114,000, and the changes in operating assets and liabilities, primarily consisting of an increase in accrued liabilities and other payables of approximately $575,000, mainly due to the increase in services related to our potential merger with YOOV in the three months ended March 31, 2025.

We expect our cash used in operating activities to increase in the next 12 months due to the following:

●	the development and commercialization of new products; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow provided by investing activities from continuing operations was $280,500 for the three months ended March 31, 2026, as compared to $95,000 for the three months ended March 31, 2025. During the three months ended March 31, 2026 and 2025, we received proceeds from sale of equity method investment of approximately $281,000 and $95,000, respectively.

Net cash flow provided by financing activities from continuing operations was $3,436,812 for the three months ended March 31, 2026, as compared to $219,972 for the three months ended March 31, 2025. During the three months ended March 31, 2026, we received net proceeds from issuance of debt of $1,130,000 (net of original issue discount of approximately $91,000 and cash paid for debt issuance costs of $34,000), net proceeds from the February 2026 private offering of approximately $2,757,000 (net of cash paid for the February 2026 private offering costs of approximately $493,000), offset by repayments made for bridge loan of $250,000, and repayments made for convertible debt of $200,000. During the three months ended March 31, 2025, we received advance from pending sale of subsidiary of approximately $220,000.

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

Foreign Currency Exchange Rate Risk

We ceased all operations in China in 2022, with the exception of a small administrative office. We did not during the three months ended March 31, 2026, and do not expect in the foreseeable future, to generate any additional revenue from PRC operations. Thus, exchange rate fluctuations between the RMB and the U.S. dollar do not, and are not expected to, have a material effect on us. For the three months ended March 31, 2026 and 2025, we had an unrealized foreign currency translation loss of approximately $(300) and an unrealized foreign currency translation gain of approximately $300, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenues and operating results was not significant for the three months ended March 31, 2026 and 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, our management, including our principal executive officer and principal financial officer, carried out an evaluation, as of March 31, 2026, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses related to the lack of segregation of duties resulting from our small size and inability to perform an effective test of the operating effectiveness of the controls, including the oversight of our financial statement close process that was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026, that have not yet been remediated.

Management’s plan to remediate these material weaknesses is described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026, as the same may be updated from time to time, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as the same may be updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Shares Issued for Services

On January 1, 2026, the Company issued 85,000 shares of its common stock for services to be rendered. These shares were valued at $108,800, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded stock-based compensation expense of $108,800 for the three months ended March 31, 2026.

On February 10, 2026, the Company issued 120,000 shares of its common stock for services rendered and to be rendered. These shares were valued at $165,600, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded stock-based compensation expense of $69,000 for the three months ended March 31, 2026 and reduced accrued liabilities of $96,600.

Common Shares Issued for Pre-funded Warrant Exercise

In January 2026, the Company issued an aggregate of 354,257 shares of its common stock upon cashless exercise of pre-funded warrants.

Common Shares Issued for Debt Conversion

In January 2026, the June 2024 Convertible Note holder converted its June 2024 Convertible Note in the principal amount of $545,950 and unpaid interest of $5,524 into 551,474 shares of common stock of the Company at a per share price of $1.00.

Issuance of Common Stock upon Exchange of Series D Preferred Stock

On May 6, 2026, the Company issued 2,074,689 shares of its common stock (the “Exchange Shares”) to its chairman, Wenzhao Lu following shareholder approval in exchange for 5,000 shares of the Company’s Series D Preferred Stock held by him, which shares of Series D Preferred Stock were cancelled. The Exchange Shares issued was equal to the amount of shares of common stock Mr. Lu would have been entitled to receive upon conversion of his Series D Preferred Stock.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

Director and Officer Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the exhibit index included herewith and are incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Amended and Restated Membership Interest Purchase Agreement, dated February 18, 2026, between Avalon Globocare Corp. and Wenzhao Lu, (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2026)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Avalon GloboCare Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 4, 2023).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018).
3.4	Certificate of amendment dated October 23, 2024 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2024).
3.5	Certificate of Designations of Preferences and Rights of Series C Convertible Preferred Stock of the Company, as filed on December 13, 2024, with the Department of State, Division of Corporations, of the State of Delaware (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2024).
3.6	Certificate of Designations of Preferences and Rights of Series D Convertible Preferred Stock of the Company, as filed on January 6, 2025, with the Department of State, Division of Corporations, of the State of Delaware (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2025).
3.7	Amendment No. 1 to the Avalon Bylaws, as adopted and approved by the Avalon Board on March 7, 2025 (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
3.8	Certificate of Amendment to the Series C Certificate of Designations, as filed on May 29, 2025, with the Department of State, Division of Corporations, of the State of Delaware (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2025)
3.9	Certificate of Amendment to the Series C Certificate of Designations, as filed on May 29, 2025, with the Department of State, Division of Corporations, of the State of Delaware (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2025)
3.10	Certificate of Designation of Series E Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2025)
4.1	Promissory Note (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 18, 2026)
4.2	Amendment to Unsecured Bridge Note dated December 11, 2025 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2026)
4.3	Promissory Note dated February 19, 2026 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2026)
4.4	Form of Prefunded Warrant(incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2026)
4.5	Form of Series A-1 Common Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2026)
4.6	Form of Series A-2 Common Warrant (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2026)

4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2026)
10.1	Securities Purchase Agreement, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 18, 2026
10.2	Securities Purchase Agreement, (incorporated by reference toas Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2026
10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2026)
10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2026)
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALON GLOBOCARE CORP.

	By:	/s/ Meng Li
Dated: May 11, 2026	Name:	Meng Li
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Ingargiola
Dated: May 11, 2026	Name:	Luisa Ingargiola
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)