Form 10-Q
period 2026-06-30
Change Agents Corporation.
filed 2026-08-14
CIK 1630212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38728

CHANGE AGENTS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1685128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Route 9 South, Suite 3100 Freehold, New Jersey	07728
(Address of principal executive offices)	(Zip Code)

(732) 780-4400

(Registrant’s telephone number, including area code)

Avalon GloboCare Corp.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CHGA	The Nasdaq Capital Market

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

As of August 10, 2026, 19,946,803 shares of common stock, $0.0001 par value per share, were outstanding.

CHANGE AGENTS CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$39,221	$109,091
Receivable from sale of equity method investment	187,000	748,000
Prepaid expense and other current assets	273,493	282,170
Current assets of discontinued operations	-	356,616

Total Current Assets	499,714	1,495,877

NON-CURRENT ASSETS:
Operating lease right-of-use assets, net	135,055	-
Property and equipment, net	11,999	727
Intangible assets, net	1,265,616	2,158,167
Goodwill	12,808,197	12,808,197
Non-current assets of discontinued operations	-	6,937,769

Total Non-current Assets	14,220,867	21,904,860

Total Assets	$14,720,581	$23,400,737

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accrued professional fees	$1,472,034	$1,832,606
Accrued research and development fees	153,772	153,772
Accrued payroll liability and compensation	875,638	1,072,553
Accrued litigation settlement	363,450	363,450
Accrued liabilities and other payables	171,836	281,063
Accrued liabilities and other payables - related party	100,000	100,000
Operating lease obligation	89,831	6,000
Advance from pending sale of subsidiary - related party	-	3,158,078
Derivative liability	27,790	34,156
Stock subscription liability	150,000	150,000
Bridge loan payable, net	-	197,341
Convertible note payable, net	-	737,018
Note payable, net	1,188,700	-
Current liabilities of discontinued operations	-	6,061,077

Total Current Liabilities	4,593,051	14,147,114

NON-CURRENT LIABILITIES:
Operating lease obligation, noncurrent portion	56,224	-
Non-current liabilities of discontinued operations	-	23,515

Total Non-current Liabilities	56,224	23,515

Total Liabilities	4,649,275	14,170,629

Commitments and Contingencies (Note 16)

EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
Series C Convertible Preferred Stock, 2,550 and 3,800 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively; Liquidation preference $2.55 million at June 30, 2026	2,540,000	3,790,000
Series D Convertible Preferred Stock, 0 and 5,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively;	-	8,837,527
Series E Convertible Preferred Stock, 19,396 and 19,500 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively; Liquidation preference $19.396 million at June 30, 2026	14,813,253	14,916,753
Common stock, $0.0001 par value; 100,000,000 shares authorized; 13,680,790 shares issued and 13,677,323 shares outstanding at June 30, 2026; 4,857,476 shares issued and 4,854,009 shares outstanding at December 31, 2025	1,368	486
Additional paid-in capital	106,067,244	88,376,767
Less: common stock held in treasury, at cost; 3,467 shares at June 30, 2026 and December 31, 2025	(522,500)	(522,500)
Accumulated deficit	(112,592,608)	(105,934,101)
Statutory reserve	6,578	6,578
Accumulated other comprehensive loss	(242,029)	(241,402)
Total Change Agents Corporation stockholders’ equity	10,071,306	9,230,108
Noncontrolling interest	-	-

Total Equity	10,071,306	9,230,108

Total Liabilities and Equity	$14,720,581	$23,400,737

See accompanying notes to the condensed consolidated financial statements.

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

INCOME FROM EQUITY METHOD INVESTMENT - LAB SERVICES MSO	$-	$-	$-	$392,677

OTHER OPERATING EXPENSES:
Advertising and marketing expenses	105,271	322,552	315,117	393,702
Professional fees	795,577	1,428,611	2,377,528	3,060,826
Compensation and related benefits	434,725	292,629	658,141	601,651
Amortization of intangible assets	563,000	-	1,126,000	-
Credit loss expense	-	1,650,000	-	1,650,000
Other general and administrative expenses	153,306	214,724	296,219	380,437

Total Other Operating Expenses	2,051,879	3,908,516	4,773,005	6,086,616

LOSS FROM OPERATIONS	(2,051,879)	(3,908,516)	(4,773,005)	(5,693,939)

OTHER EXPENSE
Interest expense - amortization of debt discount and debt issuance costs	(65,324)	(780,602)	(254,741)	(1,064,357)
Interest expense - other	(177,763)	(82,755)	(259,792)	(164,711)
Change in fair value of derivative liability	1,652	561,176	(1,275,237)	446,816
Loss on extinguishment of debt	-	(9,076,587)	-	(9,076,587)
Other income	114,502	2,673	7,283	1,487

Total Other Expense, net	(126,933)	(9,376,095)	(1,782,487)	(9,857,352)

LOSS BEFORE INCOME TAXES	(2,178,812)	(13,284,611)	(6,555,492)	(15,551,291)

INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(2,178,812)	(13,284,611)	(6,555,492)	(15,551,291)

NET LOSS FROM DISCONTINUED OPERATIONS	-	(173,987)	(103,015)	(389,418)

NET LOSS	$(2,178,812)	$(13,458,598)	$(6,658,507)	$(15,940,709)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	-

NET LOSS AFTER NONCONTROLLING INTEREST	(2,178,812)	(13,458,598)	(6,658,507)	(15,940,709)

DEEMED CONTRIBUTION ON EXCHANGE OF EQUITY INSTRUMENTS	-	-	-	162,473

NET LOSS ATTRIBUTABLE TO CHANGE AGENTS CORPORATION COMMON SHAREHOLDERS	$(2,178,812)	$(13,458,598)	$(6,658,507)	$(15,778,236)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO CHANGE AGENTS CORPORATION COMMON SHAREHOLDERS:
Basic and diluted, continuing operations	$(0.14)	$(6.14)	$(0.53)	$(8.12)
Basic and diluted, discontinued operations	(0.00)	(0.08)	(0.01)	(0.21)
Basic and diluted	$(0.14)	$(6.22)	$(0.54)	$(8.33)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	15,792,440	2,162,323	12,397,080	1,894,961

COMPREHENSIVE LOSS:
NET LOSS	$(2,178,812)	$(13,458,598)	$(6,658,507)	$(15,940,709)
OTHER COMPREHENSIVE (LOSS) INCOME FROM CONTINUED OPERATIONS
Unrealized foreign currency translation (loss) gain	(316)	104	(627)	383
COMPREHENSIVE LOSS	(2,179,128)	(13,458,494)	(6,659,134)	(15,940,326)
LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO CHANGE AGENTS CORPORATION COMMON SHAREHOLDERS	$(2,179,128)	$(13,458,494)	$(6,659,134)	$(15,940,326)

See accompanying notes to the condensed consolidated financial statements.

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2026

(Unaudited)

	Change Agents Corporation Stockholders’ Equity
	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock			Treasury Stock				Accumulated
	Number		Number		Number		Number		Additional	Number				Other
	of		of		of		of		Paid-in	of		Accumulated	Statutory	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Reserve	Loss	Interest	Equity

Balance, January 1, 2026	3,800	$3,790,000	5,000	$8,837,527	19,500	$14,916,753	4,857,476	$486	$88,376,767	(3,467)	$(522,500)	$(105,934,101)	$6,578	$(241,402)	$-	$9,230,108

Issuance of common stock upon cashless exercise of pre-funded stock warrants	-	-	-	-	-	-	354,257	35	(35)	-	-	-	-	-	-	-

Issuance of common stock upon cashless exercise of stock warrants	-	-	-	-	-	-	1,268,672	127	(127)	-	-	-	-	-	-	-

Conversion of Series C Preferred Stock into common stock	(723)	(723,000)	-	-	-	-	300,000	30	722,970	-	-	-	-	-	-	-

Conversion of convertible note payable and accrued interest into common stock	-	-	-	-	-	-	551,474	55	551,419	-	-	-	-	-	-	551,474

Reclassification of derivative liability to equity	-	-	-	-	-	-	-	-	1,281,603	-	-	-	-	-	-	1,281,603

Issuance of common stock for services	-	-	-	-	-	-	505,000	50	522,750	-	-	-	-	-	-	522,800

Sales of securities from the February 2026 private placement, net	-	-	-	-	-	-	490,197	49	2,756,763	-	-	-	-	-	-	2,756,812

Sale of subsidiary (Note 3)	-	-	-	-	-	-	-	-	1,861,266	-	-	-	-	-	-	1,861,266

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	(311)	-	(311)

Net loss for the three months ended March 31, 2026	-	-	-	-	-	-	-	-	-	-	-	(4,479,695)	-	-	-	(4,479,695)

Balance, March 31, 2026	3,077	3,067,000	5,000	8,837,527	19,500	14,916,753	8,327,076	832	96,073,376	(3,467)	(522,500)	(110,413,796)	6,578	(241,713)	-	11,724,057

Issuance of common stock upon cash exercise of pre-funded stock warrants	-	-	-	-	-	-	2,541,353	254	-	-	-	-	-	-	-	254

Conversion of Series C Preferred Stock into common stock	(527)	(527,000)	-	-	-	-	218,672	22	526,978	-	-	-	-	-	-	-

Conversion of Series D Preferred Stock into common stock	-	-	(5,000)	(8,837,527)	-	-	2,074,689	208	8,837,319	-	-	-	-	-	-	-

Conversion of Series E Preferred Stock into common stock	-	-	-	-	(104)	(103,500)	69,000	7	103,493	-	-	-	-	-	-	-

Issuance of common stock as bridge loan payable commitment fee	-	-	-	-	-	-	100,000	10	137,990	-	-	-	-	-	-	138,000

Issuance of common stock upon waiver to enter into note agreement	-	-	-	-	-	-	200,000	20	58,180	-	-	-	-	-	-	58,200

Issuance of common stock for services	-	-	-	-	-	-	150,000	15	60,660	-	-	-	-	-	-	60,675

Stock-based compensation	-	-	-	-	-	-	-	-	269,248	-	-	-	-	-	-	269,248

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	(316)	-	(316)

Net loss for the three months ended June 30, 2026	-	-	-	-	-	-	-	-	-	-	-	(2,178,812)	-	-	-	(2,178,812)

Balance, June 30, 2026	2,550	$2,540,000	-	$-	19,396	$14,813,253	13,680,790	$1,368	$106,067,244	(3,467)	$(522,500)	$(112,592,608)	$6,578	$(242,029)	$-	$10,071,306

See accompanying notes to the condensed consolidated financial statements.

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY

For the Three and Six Months Ended June 30, 2025

(Unaudited)

	Change Agents Corporation Stockholders’ (Deficit) Equity
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

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(6,555,492)	$(15,551,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	1,126,905	302
Credit loss provision	-	1,650,000
Amortization of operating lease right-of-use asset	34,688	33,628
Stock-based compensation and service expense	703,372	761,698
Income from equity method investment	-	(392,677)
Amortization of debt issuance costs and debt discount	254,741	1,064,357
Change in fair market value of derivative liability	1,275,237	(446,816)
Loss on extinguishment of debt	-	9,076,587
Changes in operating assets and liabilities:
Security deposit	-	17,332
Prepaid expense and other assets	41,612	(264,109)
Accrued liabilities and other payables	(407,430)	1,295,813
Operating lease obligation	(29,688)	(33,628)

NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(3,556,055)	(2,788,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity method investment	561,000	95,000
Purchase of property and equipment	(12,158)	-
Acquisition of internal-use software	(233,449)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	315,393	95,000

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of bridge loan	(375,000)	-
Repayments of convertible debt	(200,000)	-
Proceeds from issuance of debt	1,564,000	-
Payments of debt issuance costs	(44,000)	-
Repayments of debt	(341,250)	-
Proceeds from stock subscription liability	-	150,000
Advance from pending sale of subsidiary	-	149,972
Payments of offering costs	-	(22,336)
Proceeds from warrant exercises	254	-
Proceeds received from the February 2026 private offering	3,249,412	-
Disbursements for the February 2026 private offering costs	(492,600)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	3,360,816	277,636

DISCONTINUED OPERATIONS

Net cash used in operating activities from discontinued operations	(231,956)	(173,555)

NET CASH FLOWS USED IN DISCONTINUED OPERATIONS	(231,956)	(173,555)

EFFECT OF EXCHANGE RATE ON CASH - CONTINUING OPERATIONS	41,932	409

NET DECREASE IN CASH	(69,870)	(2,589,314)

CASH - beginning of period	109,091	2,658,182

CASH - end of period	$39,221	$68,868

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$256,175	$493,711

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$32,445	$34,423
Common stock issued for accrued liabilities	$96,600	$42,385
Options issued for accrued liabilities	$20,306	$-
Receivable related to sale of equity method investment	$-	$1,745,000
Related party payable extinguished upon sale of equity method investment	$-	$632,916
Series B Convertible Preferred Stock extinguished related to sale of equity method investment	$-	$11,000,000
Series D Convertible Preferred Stock issued in exchange of Series A Convertible Preferred Stock	$-	$9,000,000
Stock warrants issued as placement agent fee	$294,001	$-
Settlement of derivative liability	$1,281,603	$176,529
Issuance of common stock upon cashless exercise of stock warrants	$127	$43
Issuance of common stock upon cashless exercise of pre-funded stock warrants	$35	$-
Initial ROU asset and lease liability	$169,743	$127,486
Conversion of convertible note payable and accrued interest into common stock	$551,474	$285,113
Series C Convertible Preferred Stock converted into common stock	$1,250,000	$-
Series D Convertible Preferred Stock converted into common stock	$8,837,527	$-
Series E Convertible Preferred Stock converted into common stock	$103,500	$-
Related party gain on deconsolidation of Avalon RT 9	$1,861,266	$-
Deferred financing costs in accrued liabilities	$-	$62,316
Issuance of common stock upon waiver to enter into note agreement	$58,200	$-
Common stock issued as note payable commitment fee	$138,000	$-

See accompanying notes to the condensed consolidated financial statements.

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Change Agents Corporation (f/k/a Avalon GloboCare Corp.) (the “Company” or “CHGA”) was incorporated under the laws of the State of Delaware on July 28, 2014. On July 20, 2026, the Company changed its name to Change Agents Corporation.

The Company operates through two business segments: (i) an artificial intelligence software segment, through which the Company develops and commercializes an AI-driven, short-form agentic video generation platform and an agentic Generative Engine Optimization (GEO) search product operated by Avalon Quantum AI, LLC, a wholly owned subsidiary formed in connection with the acquisition of RPM Interactive, Inc. in December 2025; and (ii) a consumer health technology segment, through which the Company distributes the Keto Air breathalyzer device - a non-invasive consumer breathalyzer that measures ketosis levels and is sold in North America, bearing an FDA registration number.

The Company is a technology-focused company with a strategic focus on developing innovative Agentic AI software and consumer health products that target consumers and small businesses. The Company recently announced the intent to expand into drone interception and surveillance AI enhanced technology solutions through the establishment of Autonomous Air Defense Systems LLC. The Company is actively seeking complementary bolt-on AI acquisitions that could generate near-term revenue to supplement current operations as both segments continue to develop.

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

On February 21, 2025, the Company formed a wholly owned subsidiary, Nexus MergerSub Limited (“Nexus”), a British Virgin Islands (“BIV”) company. There was no activity for the subsidiary since its incorporation through June 30, 2026.

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

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of the Company’s subsidiaries which are included in these condensed consolidated financial statements as of June 30, 2026 are as follows:

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

As of June 30, 2026, the Company determined that certain assets that had been disposed of met the criteria for discontinued operations presentation. For all periods presented, the operating results associated with the assets disposed of have been reclassified into net loss from discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The associated assets and liabilities have been reflected as current and long-term assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets, and the cash flows from the Company’s discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for all periods presented.

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

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

As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficit of approximately $4,093,000 at June 30, 2026 and had incurred recurring net losses from continuing operations and generated negative cash flow from operating activities of continuing operations of approximately $6,555,000 and $3,556,000 for the six months ended June 30, 2026, respectively.

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

Significant estimates during the three and six months ended June 30, 2026 and 2025 include the useful life of intangible assets, the assumptions used in assessing impairment of long-term assets, the allowance for credit loss, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the valuation of Series D convertible preferred stock (“Series D Preferred Stock”), and the determination of the fair value of the warrants.

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

At June 30, 2026 and December 31, 2025, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2026		December 31, 2025
United States	$39,145	99.8%	$108,599	99.5%
China	76	0.2%	492	0.5%
Total cash	$39,221	100.0%	$109,091	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2026 and December 31, 2025.

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

Derivative liability. Derivative liability is carried at fair value and measured on an ongoing basis. The table below reflects the activity of derivative liability measured at fair value for the six months ended June 30, 2026:

Significant Unobservable Inputs (Level 3)
Balance of derivative liability as of January 1, 2026	$34,156
Loss from change in the fair value of derivative liability	1,275,237
Reclassification of additional paid-in capital upon conversion	(1,281,603)
Balance of derivative liability as of June 30, 2026	$27,790

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

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk and Uncertainties

The Company maintains a portion of its cash on deposits with bank and financial institution within the U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At June 30, 2026, there were no balances in excess of the federally-insured limits.

Sale of Subsidiary

In February 2026, the Company sold its wholly-owned subsidiary of Avalon RT 9 to Wenzhao Lu, the Company’s chairman of the Board of Directors. Avalon RT 9 owned and managed the corporate office building located at 4400 Route 9 South, Freehold, NJ, which served as the Company’s headquarters and leased other space to tenants until the sale. Mr. Lu paid fair value of $9.0 million. The Company recorded $1,861,266 to additional paid-in capital as a result of the capital transaction with related party under applicable SEC regulations, representing the proceeds of $9,000,000 (which is consisted of advance of $3,158,078, satisfaction of note payable of $5,800,000, and paying off due to related party of $41,922 on behalf of the Company) in excess of its carrying value of $7,138,734.

Software and Platform

The Company capitalizes costs to develop or purchase software and platform in accordance with ASC section 350-40, Intangibles — Goodwill and Other. Costs incurred to develop software and platform are expensed as incurred during the preliminary project stage. Software and platform development costs are capitalized upon purchase and during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the functions intended. Capitalization ceases at the point the software and platform project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the software and platform development costs and related upgrades and enhancements. When existing software and platform are replaced with new software and platform, the unamortized costs of the old software and platform are expensed when the new software and platform are ready for its intended use.

Stock Subscription Liability

On June 4, 2025, the Company entered into a subscription agreement with an investor, whereby 141,643 shares of common stock of the Company were subscribed for at $3.53 per share. As of June 30, 2026, the Company received proceeds of $150,000. As of June 30, 2026, these shares have not yet been issued and the proceeds of $150,000 were recorded as a share subscription liability until such time as the common shares are issued.

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

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had $162,473 in deemed contribution during the six months ended June 30, 2025, which increases the numerator in the net loss per share calculation. For the three and six months ended June 30, 2026 and 2025, potentially dilutive common shares consisted of the common shares issuable upon the conversion of convertible preferred stock and convertible notes (using the if-converted method) and exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Per Share Data (continued)

The calculation of basic and diluted net loss per common share attributable to the Company common shareholders includes 3,491,000 and 150,000 of the pre-funded warrants that remained outstanding as of June 30, 2026 and 2025, respectively.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	2,189,836	44,501	2,189,836	44,501
Warrants to purchase common stock	13,202,348	95,746	13,202,348	95,746
Series C convertible preferred stock (*)	1,058,091	1,452,282	1,058,091	1,452,282
Series D convertible preferred stock (**)	-	2,074,689	-	2,074,689
Series E convertible preferred stock (***)	12,931,000	-	12,931,000	-
Convertible notes and related accrued interest (****)	-	2,436,375	-	2,638,734
Potentially dilutive securities	29,381,275	6,103,593	29,381,275	6,305,952

(*)	Assumed the Series C convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $2.41 per share.

(**)	Assumed the Series D convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $2.41 per share.

(***)	Assumed the Series E convertible preferred stock was converted into shares of common stock of the Company at a conversion price of $1.50 per share.

(****)	Assumed the convertible notes were converted into shares of common stock of the Company at a conversion price of $1.00 per share for the three and six months ended June 30, 2025.

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters. Liabilities for such contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Segment Reporting

The segment reporting structure uses the Company’s management reporting structure as its foundation to reflect how the Company manages the businesses internally and was mainly organized by services. During the three and six months ended June 30, 2026, the Company was organized into one strategic business units: AI generated publishing services. During the six months ended June 30, 2025, the Company was organized into one strategic business units: laboratory testing services (which ended on the redemption date, February 26, 2025) — which were led by our strategic business unit managers. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance.

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

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

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

Recent Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date. ASU 2024-03 requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. ASU 2024-03, as clarified by ASU 2025-01, is effective for public entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact that the updated standard will have on the Company’s disclosures within the condensed consolidated financial statements.

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

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

At June 30, 2026 and December 31, 2025, prepaid expense and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid professional fees	$124,682	$67,139
Prepaid directors’ and officers’ liability insurance premium	16,323	10,932
Prepaid NASDAQ listing fee	28,000	-
Deferred offering costs	-	84,652
Finished goods	71,190	74,841
Recoverable value-added tax	11,187	10,863
Others	22,111	33,743
Total	$273,493	$282,170

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

The table below outlines the gain on sale described above.

Carrying amount of assets and liabilities:
Cash	$288,099
Rent receivable	58,735
Prepaid expense	7,331
Deferred Leasing Costs	32,600
Property and equipment, net	2,473
Investment in real estate, net	6,904,683
Accrued liabilities	78,154
Tenants’ security deposit	77,033
Total carrying amount (net)	7,138,734

Consideration from sale of subsidiary	9,000,000
Gain on sale of subsidiary	$1,861,266

The Company recorded the gain on sale of subsidiary of $1,861,266 to additional paid-in capital as a result of the capital transaction with related party under applicable SEC regulations.

Details of the net loss from discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REAL PROPERTY RENTAL REVENUE	$253,839	$350,406	$253,839	$700,206
REAL PROPERTY OPERATING EXPENSES	(153,903)	(251,077)	(153,903)	(531,467)
REAL PROPERTY OPERATING INCOME	99,936	99,329	99,936	168,739
OTHER OPERATING EXPENSES:
Professional fees	45,617	47,402	45,617	106,766
Compensation and related benefits	20,932	31,398	20,932	62,796
Total Other Operating Expenses	66,549	78,800	66,549	169,562
INCOME (LOSS) FROM OPERATIONS	33,387	20,529	33,387	(823)
OTHER (EXPENSE) INCOME
Interest expense - amortization of debt discount and debt issuance costs	-	(29,807)	-	(59,614)
Interest expense - other	(136,402)	(164,500)	(136,402)	(329,000)
Other (expense) income	-	(209)	-	19
Total Other Expense, net	(136,402)	(194,516)	(136,402)	(388,595)
LOSS BEFORE INCOME TAXES	(103,015)	(173,987)	(103,015)	(389,418)
INCOME TAXES	-	-	-	-
NET LOSS	$(103,015)	$(173,987)	$(103,015)	$(389,418)

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – DISCONTINUED OPERATIONS AND DISPOSALS (continued)

The following table summarizes the assets and liabilities of the discontinued operations:

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash	$-	$258,999
Rent receivable	-	84,898
Prepaid expense and other current assets	-	12,719
Total Current Assets	-	356,616
NON-CURRENT ASSETS:
Property and equipment, net	-	3,478
Investment in real estate, net	-	6,925,768
Deferred leasing costs and other non-current assets	-	8,523
Total Non-current Assets	-	6,937,769
Total Assets	$-	$7,294,385
LIABILITIES
CURRENT LIABILITIES:
Accrued liabilities and other payables	$-	$261,077
Note payable, net	-	5,800,000
Total Current Liabilities	-	6,061,077
NON-CURRENT LIABILITIES:
Deferred rental income	-	23,515
Total Non-current Liabilities	-	23,515
Total Liabilities	$-	$6,084,592

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

In addition, in connection with the acquisition of RPM, the purchase price exceeded the fair value of net assets acquired by $12,808,197. The Company allocated the $12,808,197 excess to goodwill. Goodwill is not amortized, but is tested for impairment at June 30, 2026. On June 30, 2026, the Company assessed its goodwill for any impairment and concluded that there were not indicators of impairment as of June 30, 2026.

During the three and six months ended June 30, 2026, the Company capitalized certain software and platform development costs incurred amounting to $215,412 and $233,449, respectively, since the Company’s software and platform development projects were in the application development stage. The software and platform have not yet been placed in service as of June 30, 2026.

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – INTANGIBLE ASSETS (continued)

At June 30, 2026 and December 31, 2025, intangible assets consisted of the following:

	Useful Life	June 30, 2026	December 31, 2025
Developed technology	1 Year	$2,230,000	$2,230,000
Trade name	1 Year	22,000	22,000
Software and platform	3 Years	233,449	-
Goodwill		12,808,197	12,808,197
		15,293,646	15,060,197
Less: accumulated amortization		(1,219,833)	(93,833)
		$14,073,813	$14,966,364

For the three months ended June 30, 2026 and 2025, amortization expense amounted to $563,000 and $0, respectively. For the six months ended June 30, 2026 and 2025, amortization expense amounted to $1,126,000 and $0, respectively.

Amortization of intangible assets, excluding software and platform, which have not yet been placed in service as of June 30, 2026, attributable to future periods is as follows:

For the Twelve-month Period Ending June 30:	Amortization Amount
2027	$1,032,167
2028 and thereafter	-
$1,032,167

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

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

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

In January 2026, Mast Hill converted its June 2024 Convertible Note in the principal amount of $545,950 into 545,950 shares of common stock of the Company at a per share price of $1.00 (See Note 12 - Common Shares Issued for Debt Conversion). The conversion was done pursuant to the terms of June 2024 Convertible Note. Therefore, no gain or loss was recognized for the conversion.

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

In March 2026, the Company repaid in full the July 2025 Convertible Note.

The convertible notes payable as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Principal amount	$-	$745,950
Less: unamortized debt discount	-	(8,932)
Convertible note payable, net	$-	$737,018

For the three months ended June 30, 2026 and 2025, amortization of debt discount related to convertible note payable amounted to $0 and $780,602 (including the initial fair value of the Second Warrant of $621,353), respectively, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2026 and 2025, amortization of debt discount related to convertible note payable amounted to $8,932 and $1,064,357 (including the initial fair value of the Second Warrant of $621,353), respectively, which have been included in interest expense — amortization of debt discount and debt issuance costs on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the three months ended June 30, 2026 and 2025, interest expense related to convertible note payable amounted to $0 and $82,755, respectively, which have been included in interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2026 and 2025, interest expense related to convertible note payable amounted to $23,192 and $164,711, respectively, which have been included in interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – BRIDGE LOAN PAYABLE, NET

On December 11, 2025, the Company entered into a securities purchase agreement with Allen O Cage Jr., an individual, pursuant to which the Company issued an unsecured bridge note with a maturity date of April 15, 2026, in the principal sum of $375,000. The bridge note carried an original issue discount of $75,000. Accordingly, on December 11, 2025, Allen paid the purchase price of $300,000 to the Company for the bridge note. This bridge note did not bear interest. The Company was required to make the following payments in cash to Allen under the bridge note: (i) $125,000 on February 15, 2026, (ii) $125,000 on March 15, 2026, and (iii) $125,000 on April 15, 2026. Upon the occurrence of an event of default under the bridge note, Allen may convert the bridge note into the Company’s common stock at a conversion price equal to 50% of the volume weighted average price of the Company’s common stock during the five (5) trading day period prior to the respective conversion date (the “Conversion Price”), subject to adjustment as provided in the bridge note as well as beneficial ownership limitations. The Conversion Price may not be lower than the floor price, which is equal to 80% of the Minimum Price (as such term is defined by the rules and regulations of the Nasdaq Stock Market LLC, Rule 5635(d)(1)(A)) measured from the effective date of the securities purchase agreement, or such lower amount as permitted, from time to time, by the Nasdaq Stock Market, subject to downward adjustments for share splits, share dividends, share combinations, recapitalizations or other similar events (for the avoidance of doubt, share splits, share dividends, share combinations, recapitalizations or other similar events shall not cause an adjustment to increase the floor price). The Company agreed to issue 100,000 shares of its common stock as a commitment fee to Allen pursuant to the securities purchase agreement. The securities purchase agreement contains customary representations, warranties, and covenants of the Company. The issuance of such 100,000 shares as well as any conversion of the bridge note into shares of the Company’s common stock is subject to the prior shareholder approval of the Company as is required by the applicable rules and regulations of the Nasdaq Stock Market (or any successor entity).

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

In connection with the issuance of the bridge note, the Company incurred debt issuance costs of $18,846 which was capitalized and had been amortized into interest expense over the term of the bridge note.

In accordance with ASC 480-10-25-14, the Company determined that the conversion provisions contain an embedded derivative feature and the Company valued the derivative feature separately, recording debt discount and derivative liability in accordance with the provisions of the bridge note. However, management determined the probability of occurrence of an event of default under the bridge note was remote and as such the fair value of the embedded conversion feature had been estimated to be zero.

The Company recorded a total debt discount of $213,000 related to the original issue discount and common shares which the Company agreed to issue as a commitment fee to Allen, which was amortized over the term of the bridge note.

In March and April 2026, the Company repaid in full the bridge note.

The bridge loan payable as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Principal amount	$-	$375,000
Less: unamortized debt issuance costs	-	(14,441)
Less: unamortized debt discount	-	(163,218)
Convertible note payable, net	$-	$197,341

For the three months ended June 30, 2026, amortization of debt discount and debt issuance costs related to the bridge note amounted to $9,200 which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the six months ended June 30, 2026, amortization of debt discount and debt issuance costs related to the bridge note amounted to $177,659 which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying condensed consolidated statements of operations and comprehensive loss.

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

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

On March 25, 2026, the Company entered into a Business Loan and Security Agreement (the “Business Loan Agreement”) with Agile Lending LLC, pursuant to which the Company obtained a loan from the investor in the principal amount of $787,500 (the “Business Loan”), with net proceeds to the Company of $750,000, following the payment of an administration fee of $37,500, with a total repayment amount of $1,134,000, including interest charges of $346,500 (assuming all payments are made on time and the Business Loan is not prepaid) repayable in 30 weekly installments of $37,800 with a maturity date of October 22, 2026. Pursuant to the Business Loan Agreement, the Company granted the investor a continuing security interest in certain collateral (as defined in the Business Loan Agreement). In connection with the Business Loan, the Company issued the investor a Confessed Judgement Secured Promissory Note (the “Secured Note”) dated March 25, 2026 in the amount $787,500 with a maturity date of October 22, 2026. In the second quarter of 2026, the Company made repayments in 13 weekly installments of $37,800, representing principal of $26,250 and interest of $11,550, to Agile Lending LLC. On June 30, 2026, the Company entered into a limited one-time waiver and consent with Agile Lending LLC, pursuant to which the Company obtained a limited, one-time waiver and consent permitting the Company to incur new preferred stock and the Company agreed to issue 200,000 shares of its common stock to Agile Lending LLC (See Note 12 – Common Shares Issued upon Waiver to Enter into Note Agreement). The Company recorded debt discount of $58,200 related to the 200,000 common shares issued to Agile Lending LLC, which will be amortized over the rest term of the Business Loan.

On June 1, 2026, the Company issued promissory note to Dune Equity Holdings LLC (“Dune”) in the principal amount of $250,000 (inclusive of a $50,000 original issuance discount) (the “Dune Note”) for gross proceeds of $200,000. The Dune Note matures on December 1, 2026 and has a one-time interest charge equal to 18.75% of the principal amount, or $46,875, payable in cash. Any principal or accrued but unpaid interest on the Dune Note which is not paid when due shall accrue interest at a rate of 10% per annum (the “Dune Default Interest”). The principal amount of the Dune Note together with accrued but unpaid interest shall be paid as follows: (i) $62,500 shall be paid on each of September 1, 2026, October 1, 2026 and November 1, 2026 and (ii) the total remaining balance of the Dune Note shall be paid on December 1, 2026.

On June 2, 2026, the Company issued promissory note to FirstFire Global Opportunities Fund, LLC (“FirstFire”) in the principal amount of $250,000 (inclusive of a $50,000 original issuance discount) (the “FirstFire Note”) for gross proceeds of $200,000. The FirstFire Note matures on December 1, 2026 and has a one-time interest charge equal to 18.75% of the principal amount, or $46,875, payable in cash. Any principal or accrued but unpaid interest on the FirstFire Note which is not paid when due shall accrue interest at a rate of 10% per annum (the “FirstFire Default Interest”). The principal amount of the FirstFire Note together with accrued but unpaid interest shall be paid as follows: (i) $62,500 shall be paid on each of September 1, 2026, October 1, 2026 and November 1, 2026 and (ii) the total remaining balance of the FirstFire Note shall be paid on December 1, 2026.

The note payable as of June 30, 2026 is as follows:

June 30, 2026
Principal amount	$1,414,070
Less: unamortized debt issuance costs	(29,761)
Less: unamortized debt discount	(195,609)
Note payable, net	$1,188,700

For the three months ended June 30, 2026, amortization of debt discount and debt issuance costs related to note payable amounted to $56,124 which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2026, amortization of debt discount and debt issuance costs related to note payable amounted to $68,150 which have been included in interest expense — amortization of debt discount and debt issuance cost on the accompanying condensed consolidated statements of operations and comprehensive loss.

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – NOTE PAYABLE, NET (continued)

For the three months ended June 30, 2026, interest expense related to note payable amounted to $177,763 which have been included in interest expense - other on the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2026, interest expense related to note payable amounted to $196,100 which have been included in interest expense - other on the accompanying condensed consolidated statements of operations and comprehensive loss.

NOTE 10 – DERIVATIVE LIABILITY

On May 23, 2023, the Company issued 667 warrants with an exercise price of $67.50 exercisable until May 23, 2028 to a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 667 warrants was classified as a derivative liability on May 23, 2023. On June 30, 2026, the estimated fair value of the 667 warrants was $3. The estimated fair value of the warrants was computed as of June 30, 2026 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.29, volatility of 138.06%, risk-free rate of 4.14%, annual dividend yield of 0% and expected life of 1.9 years.

On July 6, 2023, the Company issued 222 warrants with an exercise price of $67.50 exercisable until July 6, 2028 to a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 222 warrants was classified as a derivative liability on July 6, 2023. On June 30, 2026, the estimated fair value of the 222 warrants was $1. The estimated fair value of the warrants was computed as of June 30, 2026 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.29, volatility of 135.73%, risk-free rate of 4.14%, annual dividend yield of 0% and expected life of 2.0 years.

On October 9, 2023, the Company issued 560 warrants with an exercise price of $37.50 exercisable until October 9, 2028 to a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 560 warrants was classified as a derivative liability on October 9, 2023. On June 30, 2026, the estimated fair value of the 560 warrants was $8. The estimated fair value of the warrants was computed as of June 30, 2026 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.29, volatility of 135.24%, risk-free rate of 4.14%, annual dividend yield of 0% and expected life of 2.3 years.

On March 7, 2024, the Company issued 700 warrants with an exercise price of $30.00 exercisable until March 7, 2029 to a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 700 warrants was classified as a derivative liability on March 7, 2024. On June 30, 2026, the estimated fair value of the 700 warrants was $14. The estimated fair value of the warrants was computed as of June 30, 2026 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.29, volatility of 126.53%, risk-free rate of 4.15%, annual dividend yield of 0% and expected life of 2.7 years.

On June 5, 2024, the Company issued 5,333 warrants with an exercise price of $9.75 exercisable until June 5, 2029 to a third party as a finder’s fee. Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 5,333 warrants was classified as a derivative liability on June 5, 2024. On June 30, 2026 the estimated fair value of the 5,333 warrants was $263. The estimated fair value of the warrants was computed as of June 30, 2026 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.29, volatility of 122.18%, risk-free rate of 4.15%, annual dividend yield of 0% and expected life of 2.9 years.

On June 5, 2024, the Company issued 80,000 warrants with an exercise price of $7.50 exercisable until June 5, 2029 to Mast Hill (See Note 7). Upon evaluation, the warrants meet the definition of a derivative liability under ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. Accordingly, the fair value of the 80,000 warrants was classified as a derivative liability on June 5, 2024. On February 11, 2026, the exercise price was adjusted to $1.00 and number of shares underlying was adjusted to 600,000 based on certain specified events. On February 19, 2026, the exercise price was adjusted to $0.38 and number of shares underlying was adjusted to 1,558,543 based on certain specified events. On February 19, 2026, 408,332 warrants were cashless exercised. On February 24, 2026, the exercise price was adjusted to $0.32 and number of shares underlying was adjusted to 1,405,721 based on certain specified events. On February 24, 2026, 304,529 warrants were cashless exercised. On February 26, 2026, 1,020,710 warrants were cashless exercised. On June 30, 2026, the exercise price was adjusted to $0.21 and number of shares underlying was adjusted to 122,874 based on certain specified events. On June 30, 2026, the estimated fair value of the remaining 122,874 warrants was $27,501. The estimated fair value of the warrants was computed as of June 30, 2026 using Black-Scholes option-pricing model, with the following assumptions: stock price of $0.29, volatility of 122.18%, risk-free rate of 4.15%, annual dividend yield of 0% and expected life of 2.9 years.

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – DERIVATIVE LIABILITY (continued)

Change in fair value of the derivative liability are included as a component of total other expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The changes to the derivative liability resulted in a decrease of $1,652 and $561,176 in the derivative liability and the corresponding increase in other income as a gain for the three months ended June 30, 2026 and 2025, respectively. The changes to the derivative liability resulted in an increase of $1,275,237 and a decrease of $446,816 in the derivative liability and the corresponding increase in other expense as a loss for the six months ended June 30, 2026 and increase in other income as a gain for the six months ended June 30, 2025, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Services Provided by Related Party

From time to time, Wilbert Tauzin, a former director of the Company, and his son provide consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $40,382 and $15,597 for the three months ended June 30, 2026 and 2025, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. As compensation for professional services provided, the Company recognized consulting expenses of $55,382 and $30,794 for the six months ended June 30, 2026 and 2025, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. As of June 30, 2026 and December 31, 2025, the accrued and unpaid services charge related to this director’s son amounted to $0 and $6,835, respectively, which have been included in accrued professional fees on the accompanying condensed consolidated balance sheets.

Accrued Liabilities and Other Payables – Related Parties

In 2017, the Company acquired Genexosome’s subsidiary, which was dissolved in 2022, for a cash payment of $450,000. As of both June 30, 2026 and December 31, 2025, the unpaid acquisition consideration of $100,000, was payable to Dr. Yu Zhou, former director and former co-chief executive officer and 40% owner of Genexosome, and has been included in accrued liabilities and other payables — related party on the accompanying condensed consolidated balance sheets.

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

The Company received $3,158,078 from Mr. Lu as of December 31, 2025, which was recorded as advance from pending sale of subsidiary – related party on the accompanying condensed consolidated balance sheets. The advance of $3,158,078 was applied to the proceeds of $9.0 million on February 18, 2026. Therefore, as of June 30, 2026, the advance from pending sale of subsidiary – related party was $0.

Exchange Agreement

On February 18, 2026, the Company entered into an Exchange Agreement with its Chairman, Wenzhao Lu, under which it agreed to issue Mr. Lu 2,074,689 shares of its common stock (the “Exchange Shares”) for the 5,000 shares of Series D Preferred Stock held by him, following shareholder approval. The Exchange Shares was equal to the total of shares of common stock Mr. Lu would have been entitled to receive upon conversion of his Series D Preferred Stock. The Exchange Shares were issued to Mr. Lu on May 6, 2026 following shareholder approval at which time the shares of Series D Preferred Stock were cancelled.

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Office Space from Related Party

Commencing on March 1, 2026, the Company leases office space from Avalon RT 9, which is wholly owned by Wenzhao Lu, the Company’s chairman of the Board of Directors. For the three and six months ended June 30, 2026, rent expense related to office leased from Avalon RT 9 amounted $1,000 and $4,000, respectively, which have been included in general and administrative - other on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

In March 2026, 723 shares of Series C Preferred Stock were converted into 300,000 shares of the Company’s common stock. The conversion was done pursuant to the terms of Series C Preferred Stock. Therefore, no gain or loss was recognized for the conversion.

In May 2026, 527 shares of Series C Preferred Stock were converted into 218,672 shares of the Company’s common stock. The conversion was done pursuant to the terms of Series C Preferred Stock. Therefore, no gain or loss was recognized for the conversion.

As of June 30, 2026 and December 31, 2025, 2,550 and 3,800 shares of Series C Preferred Stock were issued and outstanding, respectively.

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

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

On May 6, 2026, the Company issued 2,074,689 shares of its common stock (the “Exchange Shares”) to its chairman, Wenzhao Lu following shareholder approval in exchange for 5,000 shares of the Company’s Series D Preferred Stock held by him, which shares of Series D Preferred Stock were cancelled. The Exchange Shares issued was equal to the total of shares of common stock Mr. Lu would have been entitled to receive upon conversion of his Series D Preferred Stock.

As of June 30, 2026 and December 31, 2025, 0 and 5,000 shares of Series D Preferred Stock were issued and outstanding, respectively.

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

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

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

In May 2026, 104 shares of Series E Preferred Stock were converted into 69,000 shares of the Company’s common stock. The conversion was done pursuant to the terms of Series E Preferred Stock. Therefore, no gain or loss was recognized for the conversion.

As of June 30, 2026 and December 31, 2025, 19,396 and 19,500 shares of Series E Preferred Stock were issued and outstanding, respectively.

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

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

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

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – EQUITY (continued)

Common Shares Issued for Services

During the six months ended June 30, 2026, the Company issued a total of 655,000 shares of its common stock for services rendered and to be rendered. These shares were valued at $583,475, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $454,430 for the six months ended June 30, 2026 and reduced accrued liabilities of $96,600 and recorded prepaid expense of $32,445 as of June 30, 2026 which will be amortized over the rest of corresponding service periods.

Common Shares Issued for Pre-funded Warrant Cashless Exercise

In January 2026, the Company issued an aggregate of 354,257 shares of its common stock upon cashless exercise of pre-funded warrants to purchase 354,300 shares of common stock.

Common Shares Issued for Warrant Cashless Exercise

In February 2026, pursuant to the terms of related warrant agreements, the Company issued an aggregate of 1,268,672 shares of its common stock upon cashless exercise of warrants to purchase 1,733,571 shares of common stock.

Common Shares Issued for Pre-funded Warrant Cash Exercise

In April and June 2026, the Company issued an aggregate of 2,541,353 shares of its common stock upon cash exercise of pre-funded warrants to purchase 2,541,353 shares of common stock for aggregate proceeds of $254.

Common Shares Issued for Debt Conversion

In January 2026, the June 2024 Convertible Note holder converted its June 2024 Convertible Note in the principal amount of $545,950 and unpaid interest of $5,524 into 551,474 shares of common stock of the Company at a per share price of $1.00. The conversion was done pursuant to the terms of June 2024 Convertible Note. Therefore, no gain or loss was recognized for the conversion.

Common Shares Issued for Accrued Bridge Loan Payable Commitment Fee

In June 2026, the Company issued 100,000 shares of its common stock for accrued commitment fee for the purchase of bridge loan. These shares were valued at $138,000, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company reduced accrued commitment fee of $138,000.

Common Shares Issued upon Waiver to Enter into Note Agreement

In June 2026, the Company issued 200,000 shares of its common stock in consideration a waiver. These shares were valued at $58,200, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded it as debt discount (See Note 9 – Note Payable, Net).

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at June 30, 2026:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2026	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2026	Weighted Average Exercise Price
$0.28 – 31.20	2,164,219	3.00	$0.31	1,666,163	$0.32
$48.75 – 123.00	18,117	0.73	$79.87	18,117	$79.87
$154.50 – 228.00	7,500	3.57	$226.43	7,500	$226.43
$0.28 – 228.00	2,189,836	2.98	$1.74	1,691,780	$2.17

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – EQUITY (continued)

Options (continued)

Stock option activity for the six months ended June 30, 2026 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2026	41,169	$79.43
Granted	2,150,000	0.28
Expired	(1,333)	(44.48)
Outstanding at June 30, 2026	2,189,836	$1.74
Options exercisable at June 30, 2026	1,691,780	$2.17
Options expected to vest	498,056	$0.28

The aggregate intrinsic value of stock options outstanding and stock options exercisable at June 30, 2026 was approximately $19,000 and $15,000, respectively.

The fair values of options granted during the six months ended June 30, 2026 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 121.81%, risk-free rate of 4.10%, annual dividend yield of 0%, and expected life of 1.50 - 3.00 years. The aggregate fair value of the options granted during the six months ended June 30, 2026 was $360,638.

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

For the three months ended June 30, 2026 and 2025, stock-based compensation expense (adjustment) associated with stock options granted amounted to $248,942 and $(28,085), of which, $218,483 and $4,454 was recorded as compensation and related benefits, and $30,459 and $(32,539) was recorded as professional fees, respectively.

For the six months ended June 30, 2026 and 2025, stock-based compensation expense (adjustment) associated with stock options granted amounted to $248,942 and $(18,926), of which, $218,483 and $9,312, respectively, was recorded as compensation and related benefits, and $30,459 and $(28,238) was recorded as professional fees, respectively.

A summary of the status of the Company’s nonvested stock options granted as of June 30, 2026 and changes during the six months ended June 30, 2026 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at January 1, 2026	-	$-
Granted	2,150,000	0.28
Vested	(1,651,944)	(0.28)
Nonvested at June 30, 2026	498,056	$0.28

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – EQUITY (continued)

Warrants (Except Pre-Funded Warrants)

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at June 30, 2026:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2026	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2026	Weighted Average Exercise Price
$0.21 – 0.64	13,186,602	2.95	$0.51	13,186,602	$0.51
$9.75 – 37.50	6,593	2.85	$14.26	6,593	$14.26
$67.50	889	1.93	$67.50	889	$67.50
$187.50	8,264	0.81	$187.50	8,264	$187.50
$0.21 – 187.50	13,202,348	2.95	$0.64	13,202,348	$0.64

Stock warrant activity for the six months ended June 30, 2026 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2026	95,746	$24.06
Repricing adjustment	1,776,445	$0.33
Granted	13,063,728	$0.51
Exercised	(1,733,571)	$(0.33)
Outstanding at June 30, 2026	13,202,348	$0.64
Exercisable at June 30, 2026	13,202,348	$0.64

The aggregate intrinsic value of both stock warrants outstanding and stock warrants exercisable at June 30, 2026 was approximately $10,000.

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

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

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

Warrants Exercised in February 2026

In February 2026, pursuant to the terms of related warrant agreements, 1,733,571 warrants were cashless exercised.

Pre-Funded Warrants

The number of pre-funded warrants outstanding as of June 30, 2026 is as follows:

Description	Number Outstanding	Weighted Average Exercise Price
Pre-funded warrants issued in December 2024	150,000	$0.01
Pre-funded warrants issued in February 2026	3,341,000	$0.0001
Outstanding at June 30, 2026	3,491,000	$0.0005

A summary of pre-funded warrant activity during the six months ended June 30, 2026 is as follows:

	Number of Pre-Funded Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2026	504,300	$0.0030
Pre-funded warrants granted	5,882,353	$0.0001
Pre-funded warrants exercised	(2,895,653)	$(0.0001)
Outstanding at June 30, 2026	3,491,000	$0.0005

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

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

The Pre-funded Warrants are immediately exercisable and may be exercised at a nominal exercise price of $0.0001 per share of Common Stock at any time until all of the Prefunded Warrants are exercised in full. A holder may not exercise any portion of the Common Warrants to the extent the Purchaser would own more than 4.99% of the outstanding Common Stock immediately after exercise. A holder may increase or decrease this percentage with respect to Prefunded Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

NOTE 13 - STATUTORY RESERVE AND RESTRICTED NET ASSETS

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

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends. The Company did not make any appropriation to statutory reserve for Avalon Shanghai during the years ended December 31, 2025 and 2024 as it incurred net loss in the periods. As of both June 30, 2026 and December 31, 2025, the restricted amount as determined pursuant to PRC statutory laws totaled $6,578.

Relevant PRC laws and regulations restrict the Company’s PRC subsidiary, Avalon Shanghai, from transferring a portion of its net assets, equivalent to its statutory reserve and its share capital, to the Company’s shareholders in the form of loans, advances or cash dividends. Only PRC entity’s accumulated profit may be distributed as dividend to the Company’s shareholders without the consent of a third party. As of both June 30, 2026 and December 31, 2025, total restricted net assets amounted to $1,206,578.

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

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 - CONCENTRATIONS

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three and six months ended June 30, 2026 and 2025.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and its property is not subject to, any material legal proceedings, except as set forth below.

On October 28, 2019, Research Institute at Nationwide Children’s Hospital (“Research Institute”) filed a Complaint in the United States District Court for the Southern District of Ohio Eastern Division against Dr. Zhou, Li Chen, the Company and Genexosome with various claims against the Company and Genexosome including misappropriation of trade secrets in violation of the Defend Trade Secrets Act of 2016 and violation of Ohio Uniform Trade Secrets Act. The Company, Genexosome and the Research Institute entered into a Settlement Agreement dated June 7, 2022 (the “Settlement Date”) whereby the Company agreed to pay the Research Institute $450,000 on each of the sixty-day, one year and two-year anniversaries of the Settlement Date. In addition, the Company agreed to pay the Research Institute 30% of the Company’s initial pre-tax profit of $3,333,333, 20% of the Company’s second pre-tax profit of $3,333,333 and 10% of the Company’s third pre-tax profit of $3,333,333. The parties provided a mutual release as well. As of both June 30, 2026 and December 31, 2025, the accrued litigation settlement amounted to $363,450.

Operating Leases Commitment

The Company is a party to leases for office space. These lease agreements expire through February 2029. Rent expense under all operating leases amounted to approximately $43,000 and $59,000 for the six months ended June 30, 2026 and 2025, respectively.

Supplemental cash flow information related to leases for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating lease	$38,000	$45,563
Right-of-use assets obtained in exchange for lease obligation:
Operating lease	$169,743	$127,486

The following table summarizes the lease term and discount rate for the Company’s operating leases as of June 30, 2026:

Operating Lease
Weighted average remaining lease term (in years)	2.09
Weighted average discount rate	12.0%

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases Commitment (continued)

The following table summarizes the maturity of lease liabilities under operating leases as of June 30, 2026:

For the Twelve-month Period Ending June 30:	Operating Lease
2027	$101,000
2028	51,000
2029	8,000
2030 and thereafter	-
Total lease payments	160,000
Amount of lease payments representing interest	(13,945)
Total present value of operating lease liabilities	$146,055

Current portion	$89,831
Long-term portion	56,224
Total	$146,055

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Series F Convertible Preferred Stock

On July 2, 2026, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock with the Secretary of State of the State of Delaware, designating 5,000 shares of the Company’s authorized preferred stock as Series F Convertible Preferred Stock, par value $0.0001 per share (the “Series F Preferred Stock”). The material terms of the Series F Preferred Stock are summarized below.

Stated Value and Ranking. Each share of Series F Preferred Stock has a stated value of $1,000. The Series F Preferred Stock ranks (i) senior to the Company’s common stock and any other class or series of capital stock hereafter created that by its terms ranks junior to the Series F Preferred Stock, and (ii) junior to any other class or series of capital stock of the Company.

Dividends. No dividends are payable on the Series F Preferred Stock, except for stock dividends or distributions for which adjustments are made to the conversion price.

Voting Rights. Holders of Series F Preferred Stock have no voting power except as otherwise required by the Delaware General Corporation Law. However, for so long as any shares of Series F Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series F Preferred Stock, voting as a separate class, (a) alter or change adversely the powers, preferences or rights of the Series F Preferred Stock, (b) increase the number of authorized shares of Series F Preferred Stock, or (c) enter into any agreement with respect to any of the foregoing.

Liquidation Preference. Upon any liquidation, dissolution or winding-up of the Company, holders of Series F Preferred Stock are entitled to receive, prior to any distribution to holders of common stock, an amount equal to 100% of the stated value per share.

Conversion Rights. Each share of Series F Preferred Stock is convertible, at the option of the holder, at any time after the Shareholder Approval is obtained, into shares of common stock at a conversion price of $0.50 per share, subject to adjustment. No fractional shares of common stock will be issued upon conversion; in lieu thereof, the Company will pay cash or round up to the next whole share, at the Company’s option. The conversion of the Series F Preferred Stock is subject to a beneficial ownership limitation of 4.99% of the outstanding shares of common stock. The Company is not required to issue any shares of common stock upon conversion of the Series F Preferred Stock until the Shareholder Approval is obtained.

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 17 – SUBSEQUENT EVENTS (continued)

Series F Convertible Preferred Stock (continued)

Anti-Dilution Adjustments. The conversion price is subject to proportional adjustment in the event of stock dividends, stock splits, reverse stock splits, combinations, reclassifications and similar events. In the event of any recapitalization, reorganization, consolidation, merger or sale of all or substantially all of the Company’s assets, holders of Series F Preferred Stock will be entitled to receive, upon conversion, the same kind and amount of stock, securities or other assets or property that holders of common stock would receive in connection with such transaction.

Mandatory Redemption. The Company is required to redeem 25% of the then outstanding shares of Series F Preferred Stock on each of October 1, 2026, November 1, 2026, December 1, 2026 and January 1, 2027, at a redemption price per share equal to 125% of the stated value. A holder may elect to convert shares subject to mandatory redemption into shares of common stock at any time prior to the applicable mandatory redemption date, and any shares so converted will reduce the number of shares subject to redemption on such date on a share-for-share basis.

On June 30, 2026, the Company entered into a securities purchase agreement with Allen O. Cage Jr., an individual accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor (i) 400 shares of the Company’s Series F Preferred Stock, and (ii) 200,000 shares of the Company’s common stock as additional consideration for the Investor’s purchase of the Series F Preferred Stock, for an aggregate purchase price of $400,000. The transaction closed on July 2, 2026.

Cashless Exercise of Pre-funded Warrants

In July 2026, the Company issued 145,000 shares of its common stock upon cashless exercise of pre-funded warrants.

Cash Exercise of Pre-funded Warrants

In July 2026, the Company issued 2,216,000 shares of its common stock upon the cash exercise of outstanding pre-funded warrants for aggregate proceeds of $222.

Common Shares Issued as Commitment Fee

In July 2026, the Company issued 200,000 shares of its common stock as commitment fee for the purchase of Series F Convertible Preferred Stock.

In July 2026, the Company issued 360,000 shares of its common stock as business loan commitment fee.

On August 13, 2026, the Company issued 300,000 shares of its common stock as a loan commitment fee for the $250,000 promissory note issued to FirstFire Opportunities Fund, LLC on August 13, 2026.

Common Shares Issued for Services

During the period from July 1, 2026 through August 10, 2026, the Company issued a total of 2,375,000 shares of its common stock for services rendered and to be rendered.

Common Shares Issued for Series E Convertible Preferred Stock Conversion

On August 5, 2026, the Company issued an aggregate of 673,480 share of its common stock upon conversion of 1,010.22 shares of its Series E Convertible Preferred Stock.

Name Change

On July 17, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended with the Secretary of State of the State of Delaware to change the name of the Company from “Avalon GloboCare Corp.” to “Change Agents Corporation” effective as of July 20, 2026 (the “Name Change”). In connection with the Name Change, the Company’s trading symbol for its common stock began trading on The Nasdaq Capital Market on July 22, 2026 under the symbol “CHGA”.

CHANGE AGENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 17 – SUBSEQUENT EVENTS (continued)

Equity Purchase Agreement

On July 22, 2026, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (the “Investor”). Pursuant to the Purchase Agreement, upon the terms and subject to the conditions set forth therein, the Company may, from time to time during the Commitment Period, in its sole discretion, require the Investor to purchase shares of the Company’s common stock, par value $0.0001 per shares (“Common Stock”) having an aggregate purchase price of up to $10,000,000 at a fixed purchase price per share of $0.30. The Commitment Period ends on the earliest of (i) the date on which the Investor has purchased shares equal to the $10,000,000 maximum commitment amount, (ii) 36 months after the date of the Purchase Agreement, (iii) written notice of termination by the Company to the Investor, subject to certain limitations, and (iv) certain bankruptcy-related events.

In connection with the Purchase Agreement, the Company issued to the Investor a common stock purchase warrant (the “Warrant”) to purchase up to 925,925 shares of Common Stock at an exercise price of $0.01 per share, subject to adjustment as provided in the Warrant. The Warrant is exercisable at any time following stockholder approval of the shares issuable upon exercise of the Warrant (the “Stockholder Approval Date”) until 5:00 p.m. Eastern time on the date that is five years after the Stockholder Approval Date, subject to the terms and limitations set forth therein, including a 4.99% beneficial ownership limitation.

Business Loan and Security Agreement

On July 24, 2026, the Company entered into a Business Loan and Security Agreement (the “Business Loan Agreement”) with a commercial funding source (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $825,000 (the “Business Loan”), with net proceeds to the Company of $254,350, following the payment of an administration fee of $41,250 and repayment in full of the current loan from Agile Lending in the amount of $529,400, with a total repayment amount of $1,188,000, including interest charges of $363,000 (assuming all payments are made on time and the July 2026 Loan is not prepaid) repayable in 32 weekly installments of $37,125 with a maturity date of July 29, 2026. Pursuant to the Business Loan Agreement, the Company granted the Lender a continuing security interest in certain collateral (as defined in the Business Loan Agreement). In connection with the Business Loan, the Company issued Lender a Confessed Judgement Secured Promissory Note (the “Secured Note”) dated July 24, 2026 in the amount 825,000 with a maturity date of February 19, 2027.

Forbearance Letter Agreement

On July 24, 2026, the Company entered into a Forbearance Letter Agreement with Agile Lending LLC under which it agreed to issue 360,000 shares of its common stock (the “Forbearance Shares”) in consideration of Agile Lending’s agreement to forbear the July 2026 payment and to not under the March 2026 Business Loan and Security Agreement between the Company and Agile Lending. The Company granted Agile Lending piggyback registration rights with respect to the Forbearance Shares.

Original Issue Discount Promissory Note issued to FirstFire Opportunities Fund, LLC

On August 13, 2026, the Company issued promissory note to FirstFire Opportunities Fund, LLC (“FirstFIre”) in the principal amount of $250,000 (inclusive of a $50,000 original issuance discount) (the “FirstFire Note”) for gross proceeds of $200,000. The Company intends to use the $144,000 of the net proceeds of the FirstFire Note to repay that certain 7% promissory note in the original principal amount of $233,910 issued to anquish Funding Group Inc. and the remainder for working capital and general corporate purposes.

The FirstFire Note matures on February 13, 2027 and has a one-time interest charge equal to 18.75% of the principal amount, or $46,875,000, payable in cash. Any principal or accrued but unpaid interest on the FirstFire Note which is not paid when due shall accrue interest at a rate of 10% per annum (the “Default Interest”). The principal amount of the FirstFire Note together with accrued but unpaid interest shall be paid as follows: (i) $62,500 shall be paid on each of November 13, 2026, and December 13 2026, and January 13, 2027 and (ii) the total remaining balance of the FirstFire Note shall be paid on February 13, 2027.

The Company granted FirstFire a “most-favored nations” provision with respect to the issuance of any debt that is not convertible into common stock of the Company (or amends any non-convertible debt that was issued before the Issue Date). In addition, the Company agreed to use 25% of the net proceeds from an issuance of equity or debt or sale of assets to repay amounts outstanding under the FirstFire Note.

In addition, if, at any time on or after the issue date of the FirstFire Note, and prior to the full repayment, the Companyr or any of its subsidiaries (the “Subsidiaries”) receives cash proceeds from the issuance of equity or debt or the sale of assets (including but not limited to real property) by the Company or any of the Borrower’s Subsidiaries, the FirstFIre shall have the right in its sole discretion to require the Company or the Subsidiaries to immediately apply up to 12.5% of such proceeds (net of outstanding legal fees of the Borrower, underwriter or broker-dealer expense and legal fee reimbursements, outstanding auditor fees of the Borrower, outstanding transfer agent fees of the Borrower, and fees of the SEC and FINRA in connection with such transaction, in each case if applicable) to repay all or any portion of the outstanding Principal Amount and interest (including any Default Interest) then due under this Note.

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

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a technology-focused company with a strategic focus on developing innovative Agentic AI software and consumer health products that target consumers and small businesses. We recently announced our intent to expand into drone interception and surveillance AI enhanced technology solutions through the establishment of Autonomous Air Defense Systems LLC. Throughout our operating history, we have maintained our corporate identity, management team and original mission while strategically evolving our business in response to market conditions and commercial opportunities, with each such evolution being the product of deliberate decisions. We are actively seeking complementary bolt-on AI acquisitions that could generate near-term revenue to supplement our current operations as both segments continue to develop. We believe our diverse and evolving portfolio of commercial activities reflects our ongoing commitment to identifying and building value-oriented technology businesses for the benefit of its stockholders.

We had the following areas of focus in the three and six months ended June 30, 2026 and 2025:

We currently operate through two business segments: (i) an artificial intelligence software segment, through which we develop and commercialize an AI-driven, short-form agentic video generation platform and an agentic Generative Engine Optimization (GEO) search product operated by Avalon Quantum AI, LLC, our wholly owned subsidiary formed in connection with our acquisition of RPM Interactive, Inc. in December 2025; and (ii) a consumer health technology segment, through which we distributes the Keto Air breathalyzer device - a non-invasive consumer breathalyzer that measures ketosis levels and is sold in North America, bearing an FDA registration number. Each segment is described more fully below.

Artificial Intelligence Software Segment - Avalon Quantum AI, LLC / RPM Interactive

Our artificial intelligence software segment is operated through Avalon Quantum AI, LLC, a wholly owned subsidiary of our company organized in the State of Nevada and formed in connection with our acquisition of RPM Interactive, Inc. (“RPM”) in December 2025. RPM merged with and into Avalon Quantum AI, LLC pursuant to the merger, and Avalon Quantum AI, LLC continues to operate as our wholly owned subsidiary. Avalon Quantum AI LLC is advancing next-generation Agentic AI software products that we believe are designed to deliver material revenue increases for small businesses and content creators.

The Catch-Up AI-powered Video Platform - Phase 1

The Catch-Up platform is an AI-driven, short-form video generation software product. In its current Phase 1 form, the platform enables content creators - with an initial focus on the podcasting market - to input a topic of their choosing, after which the platform automatically scrapes YouTube for relevant videos, identifies the most-viewed or most-discussed content on that topic, and generates a structured, short-form video featuring an AI-generated avatar of the creator that replicates their voice and likeness. Each short-generated video consists of three segments: an introduction delivered by the creator’s AI avatar, the featured video clip sourced by the platform, and a concluding statement also delivered by the AI avatar.

Catch-Up Phase 2 Development

Phase 2 of the Catch-Up platform is currently in development and is expected to launch in Q3 of 2026. As announced on March 31, 2026, the Company hired Caylent, Inc. a cloud-native services company and an Amazon Web Services (AWS) Premier Tier Consulting Partner, to support the development of this Phase 2 AWS-based initiative. This Phase 2 development is expected to transition the platform from a manually configured AI video production system into a fully autonomous, agentic AI-driven video platform. Phase 2 is expected to expand the platform’s user base beyond podcasters to a substantially broader range of content creators and marketers, including social media influencers and individuals or businesses engaged in product marketing and e-commerce.

The Beacon Agentic Generative Engine Optimization (GEO) Search Product

The Beacon Agentic GEO search product is designed to help small, local service businesses get recommended by AI systems like ChatGPT, Gemini, Claude, Perplexity and Grok. The agentic software product is designed to autonomously; a) diagnose a small businesses AI visibility and SEO effectiveness in about 60 seconds, b) provide a visibility score, and c) generate implementation-ready fixes upon approval. The Beacon app will be offered in the form of a monthly subscription fee.

Consumer Health Technology Segment - Keto-Air Breathalyzer

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

As reflected in the accompanying condensed consolidated financial statements, we had working capital deficit of approximately $4,093,000 at June 30, 2026 and had incurred recurring net losses from continuing operations and generated negative cash flow from operating activities of continuing operations of approximately $6,555,000 and $3,556,000 for the six months ended June 30, 2026, respectively.

We have a limited operating history and our continued growth is dependent upon generating revenue from advanced Agentic AI systems, including automated video generation and small business marketing automation, the continuation of generating revenue for selling of Keto Air, and obtaining additional financing to fund future obligations and pay liabilities arising from ordinary course business operations. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the release date of this Quarterly Report on Form 10-Q. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in our efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. We plan on raising capital through the sale of equity to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, or at all.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Recent Developments

Name Change

On July 17, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended with the Secretary of State of the State of Delaware to change the name of the Company from “Avalon GloboCare Corp.” to “Change Agents Corporation” effective as of July 20, 2026 (the “Name Change”). In connection with the Name Change, the Company’s trading symbol for its common stock began trading on The Nasdaq Capital Market on July 22, 2026 under the symbol “CHGA”

Equity Purchase Agreement

On July 22, 2026, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (the “Investor”). Pursuant to the Purchase Agreement, upon the terms and subject to the conditions set forth therein, the Company may, from time to time during the Commitment Period, in its sole discretion, require the Investor to purchase shares of the Company’s common stock, par value $0.0001 per shares (“Common Stock”) having an aggregate purchase price of up to $10,000,000 at a fixed purchase price per share of $0.30. The Commitment Period ends on the earliest of (i) the date on which the Investor has purchased shares equal to the $10,000,000 maximum commitment amount, (ii) 36 months after the date of the Purchase Agreement, (iii) written notice of termination by the Company to the Investor, subject to certain limitations, and (iv) certain bankruptcy-related events.

In connection with the Purchase Agreement, the Company issued to the Investor a common stock purchase warrant (the “Warrant”) to purchase up to 925,925 shares of Common Stock at an exercise price of $0.01 per share, subject to adjustment as provided in the Warrant. The Warrant is exercisable at any time following stockholder approval of the shares issuable upon exercise of the Warrant (the “Stockholder Approval Date”) until 5:00 p.m. Eastern time on the date that is five years after the Stockholder Approval Date, subject to the terms and limitations set forth therein, including a 4.99% beneficial ownership limitation.

Business Loan and Security Agreement

On July 24, 2026, the Company entered into a Business Loan and Security Agreement (the “Business Loan Agreement”) with a commercial funding source (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $825,000 (the “Business Loan”), with net proceeds to the Company of $254,350, following the payment of an administration fee of $41,500 and repayment in full of the current loan from Agile Lending in the amount of $529,400, with a total repayment amount of $1,188,000, including interest charges of $363,000 (assuming all payments are made on time and the July 2026 Loan is not prepaid) repayable in 30 weekly installments of $37,125 with a maturity date of July 29, 2026.. Pursuant to the Business Loan Agreement, the Company granted the Lender a continuing security interest in certain collateral (as defined in the Business Loan Agreement). In connection with the Business Loan, the Company issued Lender a Confessed Judgement Secured Promissory Note (the “Secured Note”) dated July 24, 2026 in the amount 825,000 with a maturity date of February 19, 2027.

Forbearance Letter Agreement

On July 24, 2026, the Company entered into a Forbearance Letter Agreement with Agile Lending LLC under which it agreed to issue 360,000 shares of its common stock (the “Forbearance Shares”) in consideration of Agile Lending’s agreement to forbear the July 2026 payment and to not under the March 2026 Business Loan and Security Agreement between the Company and Agile Lending. The Company granted Agile Lending piggyback registration rights with respect to the Forbearance Shares.

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

Significant estimates during the three and six months ended June 30, 2026 and 2025 include the useful life of intangible assets, the assumptions used in assessing impairment of long-term assets, the allowance for credit loss, the valuation of deferred tax assets and the associated valuation allowances, the valuation of stock-based compensation, the valuation of Series D convertible preferred stock (“Series D Preferred Stock”), and the determination of the fair value of the warrants.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

Income from Equity Method Investment – Lab Services MSO

As a result of the sale of our ownership of 40% of Lab Services MSO on February 26, 2025, we had no income from our investment in Lab Services MSO after February 2025.

For the six months ended June 30, 2025, we had income from our investment in Lab Services MSO of $392,677, which consists of our share of Lab Services MSO’s net income of $503,833 and amortization of identifiable intangible assets acquired from Lab Services MSO acquisition of $111,156.

Other Operating Expenses

For the three and six months ended June 30, 2026 and 2025, other operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Advertising and marketing expenses	$105,271	$322,552	$315,117	$393,702
Professional fees	795,577	1,428,611	2,377,528	3,060,826
Compensation and related benefits	434,725	292,629	658,141	601,651
Credit loss expense	-	1,650,000	-	1,650,000
Miscellaneous taxes	48,184	44,868	89,094	85,113
Directors’ and officers’ liability insurance premium	34,104	35,968	68,208	71,485
Travel and entertainment	28,601	38,321	61,696	82,982
Amortization	563,000	-	1,126,000	-
Other general and administrative	42,417	95,567	77,221	140,857
	$2,051,879	$3,908,516	$4,773,005	$6,086,616

●	For the three months ended June 30, 2026, advertising and marketing expenses decreased by $217,281, or 67.4%, as compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, advertising and marketing expenses decreased by $78,585, or 20.0%, as compared to the six months ended June 30, 2025. The decrease was primarily due to decreased advertising activities in the three and six months ended June 30, 2026 as compared to the corresponding periods of 2025. We expect that our advertising and marketing expenses will likely remain at its current quarterly level with minimal increase in the near future.

●	Professional fees primarily consisted of accounting fees, audit fees, legal service fees, consulting fees, investor relations service charges, advisory service fees, fairness opinion charge, valuation service fees and other fees. For the three months ended June 30, 2026, professional fees decreased by $633,034, or 44.3%, as compared to the three months ended June 30, 2025, which was primarily attributable to a decrease in consulting fee of approximately $242,000, mainly due to the decrease in use of consulting service providers related to capital markets advisory and services related to our potential merger with YOOV, a decrease in accounting fee of approximately $372,000, mainly due to the decreased accounting services related to our potential merger with YOOV, and a decrease in legal service fees of approximately $120,000, mainly due to the decreased legal services related to our potential merger with YOOV, offset by an increase in other miscellaneous items of approximately $101,000. For the six months ended June 30, 2026, professional fees decreased by $683,298, or 22.3%, as compared to the six months ended June 30, 2025, which was primarily attributable to a decrease in consulting fee of approximately $260,000, mainly due to the decrease in use of consulting service providers related to capital markets advisory and services related to our potential merger with YOOV, a decrease in accounting fee of approximately $305,000, mainly due to the decreased accounting services related to our potential merger with YOOV, and a decrease in legal service fees of approximately $228,000, mainly due to the decreased legal services related to our potential merger with YOOV, offset by an increase in other miscellaneous items of approximately $110,000. We expect that our professional fees will decrease in the near future.

●	For the three months ended June 30, 2026, compensation and related benefits increased by $142,096, or 48.6%, as compared to the three months ended June 30, 2025. The increase was primarily attributable to an increase in stock-based compensation of approximately $217,000 which reflected the value of options granted and vested to our management, offset by a decrease in cash compensation for our directors and officers of approximately $75,000. For the six months ended June 30, 2026, compensation and related benefits increased by $56,490, or 9.4%, as compared to the six months ended June 30, 2025. The increase was primarily attributable to an increase in stock-based compensation of approximately $215,000 which reflected the value of options granted and vested to our management in the second quarter of 2026, offset by a decrease in cash compensation for our directors and officers of approximately $159,000. We expect that our compensation and related benefits will likely decrease in the near future.

●	For the three and six months ended June 30, 2025, we recorded credit loss expense of $1,650,000. Based on our periodic review of receivable from sale of equity method investment balance, we adjusted the allowance for credit loss after considering management’s evaluation of the collectability of the receivable balance, including the analysis of subsequent collection, age of the balance, Lab Services MSO’s collection history, and recent economic events. For the three and six months ended June 30, 2026, we did not record any credit loss expense.

●	For the three months ended June 30, 2026, miscellaneous taxes increased by $3,316, or 7.4%, as compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, miscellaneous taxes increased by $3,981, or 4.7%, as compared to the six months ended June 30, 2025. We expect that our miscellaneous taxes will remain relatively steady, with minimal increase, in the near future.

●	For the three months ended June 30, 2026, directors’ and officers’ liability insurance premium decreased by $1,864, or 5.2%, as compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, directors’ and officers’ liability insurance premium decreased by $3,277, or 4.6%, as compared to the six months ended June 30, 2025. The decrease was mainly due to our switching to a different insurance provider, resulting in a lower premium.

●	For the three months ended June 30, 2026, travel and entertainment expense decreased by $9,720, or 25.4%, as compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, travel and entertainment expense decreased by $21,286, or 25.7%, as compared to the six months ended June 30, 2025. The decrease was primarily attributable to decreased business travel activities in the six months ended June 30, 2026 as compared to the comparable periods of 2025.

●	For the three months ended June 30, 2026, amortization expense increased by $563,000, or 100.0%, as compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, amortization expense increased by $1,126,000, or 100.0%, as compared to the six months ended June 30, 2025. The increase was attributable to increased amortization of identifiable intangible assets acquired, representing developed technology and trade name. There was no comparable amortization prior to the date of acquisition, December 12, 2025.

●	Other general and administrative expenses mainly consisted of NASDAQ listing fee, office supplies, and other miscellaneous items. For the three months ended June 30, 2026, other general and administrative expenses decreased by $53,150, or 55.6%, as compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, other general and administrative expenses decreased by $63,636, or 45.2%, as compared to the six months ended June 30, 2025. The decrease was due to our efforts at stricter controls on corporate expenditure.

Loss from Operations

As a result of the foregoing, for the three months ended June 30, 2026, loss from operations amounted to $2,051,879, as compared to $3,908,516 for the three months ended June 30, 2025, representing a decrease of $1,856,637, or 47.5%. As a result of the foregoing, for the six months ended June 30, 2026, loss from operations amounted to $4,773,005, as compared to $5,693,939 for the six months ended June 30, 2025, representing a decrease of $920,934, or 16.2%.

Other Expense

Other expense mainly includes interest expense, change in fair value of derivative liability, loss on extinguishment of debt, and other miscellaneous income.

Other expense totaled $126,933 for the three months ended June 30, 2026, as compared to $9,376,095 for the three months ended June 30, 2025, representing a decrease of $9,249,162, or 98.6%, which was primarily attributable to a decrease in interest expense of approximately $620,000, mainly driven by the decrease in amortization of debt discount and debt issuance costs of approximately $715,000, offset by the increase in interest expense of approximately $95,000 from debts, a decrease in loss on extinguishment of debt of approximately $9,077,000, and an increase in other income of approximately $112,000 mainly due to the gain from payable settlement, offset by a decrease in gain from change in fair value of derivative liability of approximately $560,000.

Other expense totaled $1,782,487 for the six months ended June 30, 2026, as compared to $9,857,352 for the six months ended June 30, 2025, representing a decrease of $8,074,865, or 81.9%, which was primarily attributable to a decrease in interest expense of approximately $715,000, mainly driven by the decrease in amortization of debt discount and debt issuance costs of approximately $810,000, offset by the increase in interest expense of approximately $95,000 from debts, a decrease in loss on extinguishment of debt of approximately $9,077,000, and an increase in other income of approximately $5,000, offset by a decrease in gain from change in fair value of derivative liability of approximately $1,722,000.

Income Taxes

We did not have any income taxes expense for the three and six months ended June 30, 2026 and 2025 since we incurred losses in these periods.

Net Loss from Continuing Operations

As a result of the factors described above, our net loss from continuing operations was $2,178,812 for the three months ended June 30, 2026, as compared to $13,284,611 for the three months ended June 30, 2025, representing a decrease of $11,105,799, or 83.6%.

As a result of the factors described above, our net loss from continuing operations was $6,555,492 for the six months ended June 30, 2026, as compared to $15,551,291 for the six months ended June 30, 2025, representing a decrease of $8,995,799, or 57.8%.

Net Loss from Discontinued Operations

Our net loss from discontinued operations was $0 for the three months ended June 30, 2026, as compared to $173,987 for the three months ended June 30, 2025, representing a decrease of $173,987, or 100.0%.

Our net loss from discontinued operations was $103,015 for the six months ended June 30, 2026, as compared to $389,418 for the six months ended June 30, 2025, representing a decrease of $286,403, or 73.5%.

Net Loss

As a result of the factors described above, our net loss was $2,178,812 for the three months ended June 30, 2026, as compared to $13,458,598 for the three months ended June 30, 2025, representing a decrease of $11,279,786, or 83.8%.

As a result of the factors described above, our net loss was $6,658,507 for the six months ended June 30, 2026, as compared to $15,940,709 for the six months ended June 30, 2025, representing a decrease of $9,282,202, or 58.2%.

Net Loss Attributable to Change Agents Corporation Common Shareholders

The net loss attributable to our common shareholders was $2,178,812, or $0.14 per share (basic and diluted), for the three months ended June 30, 2026, as compared to $13,458,598, or $6.22 per share (basic and diluted), for the three months ended June 30, 2025, representing a decrease of $11,279,786, or 83.8%.

The net loss attributable to our common shareholders was $6,658,507, or $0.54 per share (basic and diluted), for the six months ended June 30, 2026, as compared to $15,778,236 (after taking into effect $162,473 in deemed contribution), or $8.33 per share (basic and diluted), for the six months ended June 30, 2025, representing a decrease of $9,119,729, or 57.8%.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. The functional currency of our U.S. entities is the U.S. dollar and the functional currency of Avalon Shanghai is the Chinese Renminbi (“RMB”). The financial statements of our subsidiary whose functional currency is the RMB are translated to U.S. dollars using period end rate of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rate for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $(316) and a foreign currency translation gain of $104 for the three months ended June 30, 2026 and 2025, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $(627) and a foreign currency translation gain of $383 for the six months ended June 30, 2026 and 2025, respectively. This non-cash loss/gain had the effect of increasing/decreasing our reported comprehensive loss in each respective period.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $2,179,128 and $13,458,494 for the three months ended June 30, 2026 and 2025, respectively.

As a result of our foreign currency translation adjustment, we had comprehensive loss of $6,659,134 and $15,940,326 for the six months ended June 30, 2026 and 2025, respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations as they come due and otherwise operate on an ongoing basis. At June 30, 2026 and December 31, 2025, we had a cash balance of approximately $39,000 and $109,000, respectively. These funds are kept in financial institutions located as follows:

Country:	June 30, 2026		December 31, 2025
United States	$39,145	99.8%	$108,599	99.5%
China	76	0.2%	492	0.5%
Total cash	$39,221	100.0%	$109,091	100.0%

The following table sets forth a summary of changes in our working capital deficit from December 31, 2025 to June 30, 2026:

	June 30,	December 31,	Changes in
	2026	2025	Amount	Percentage
Working capital deficit:
Total current assets	$499,714	$1,495,877	$(996,163)	(66.6)%
Total current liabilities	4,593,051	14,147,114	(9,554,063)	(67.5)%
Working capital deficit	$(4,093,337)	$(12,651,237)	$8,557,900	(67.6)%

Our working capital deficit decreased by $8,557,900 to $4,093,337 at June 30, 2026 from $12,651,237 at December 31, 2025. The decrease in working capital deficit was primarily attributable to a decrease in accrued professional fees of approximately $361,000 driven by the payments made to our professional service providers in the six months ended June 30, 2026, a decrease in accrued payroll liability and compensation of approximately $197,000 resulting from the payments made to our employees and directors in the six months ended June 30, 2026, a decrease in accrued liabilities and other payables of approximately $109,000 driven by the payments made to our vendors in the six months ended June 30, 2026, a decrease in advance from pending sale of subsidiary – related party of approximately $3,158,000 resulting from the sale of our subsidiary of Avalon RT 9 to Mr. Lu in February 2026 as described in elsewhere in this report, a decrease in bridge loan payable, net, of approximately $197,000 due to the repayments made to lender in the six months ended June 30, 2026, a decrease in convertible note payable, net, of approximately $737,000 mainly due to the conversion of our June 2024 Convertible Note in the principal amount of approximately $546,000 into our common stock in the six months ended June 30, 2026 and the repayments of principal of $200,000 made to two individual investors in the six months ended June 30, 2026, and a decrease in current liabilities of discontinued operations of approximately $6,061,000 driven by the sale of our subsidiary of Avalon RT 9 to Mr. Lu in February 2026 as described in elsewhere in this report, offset by a decrease in receivable from sale of equity method investment of $561,000 due to the payments received in the six months ended June 30, 2026, a decrease in current assets of discontinued operations of approximately $357,000 driven by the sale of our subsidiary of Avalon RT 9 to Mr. Lu in February 2026 as described in elsewhere in this report, and an increase in note payable, net, of approximately $1,189,000 resulting from our loan financing in the six months ended June 30, 2026.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flows for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following table summarizes the key components of our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities from continuing operations	$(3,556,055)	$(2,788,804)
Net cash provided by investing activities from continuing operations	315,393	95,000
Net cash provided by financing activities from continuing operations	3,360,816	277,636
Net cash flows used in discontinued operations	(231,956)	(173,555)
Effect of exchange rate on cash – continuing operations	41,932	409
Net decrease in cash	$(69,870)	$(2,589,314)

Net cash flow used in operating activities from continuing operations for the six months ended June 30, 2026 was $3,556,055, which primarily reflected our consolidated net loss from continuing operations of approximately $6,555,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in accrued liabilities and other payables of approximately $407,000 which was mainly driven by payments made to our vendors in the six months ended June 30, 2026, offset by the non-cash item adjustments, primarily consisting of depreciation and amortization of intangible assets of approximately $1,127,000 mainly due to the amortization of identifiable intangible assets acquired, representing developed technology and trade name, in the six months ended June 30, 2026 as described in elsewhere in this report, stock-based compensation and service expense of approximately $703,000, amortization of debt issuance costs and debt discount of approximately $255,000, and change in fair market value of derivative liability of approximately $1,275,000.

Net cash flow used in operating activities from continuing operations for the six months ended June 30, 2025 was $2,788,804, which primarily reflected our consolidated net loss from continuing operations of approximately $15,551,000, and the non-cash item adjustments, primarily consisting of income from equity method investment of approximately $393,000, and change in fair market value of derivative liability of approximately $447,000, and the changes in operating assets and liabilities, primarily consisting of an increase in prepaid expense and other assets of approximately $264,000 which was mainly due to the increase in prepaid professional fees of approximately $237,000, offset by an increase in accrued liabilities and other payables of approximately $1,296,000 which was mainly driven by the increase in professional services related to our potential merger with YOOV in the six months ended June 30, 2025, and the non-cash item adjustments, primarily consisting of credit loss provision of $1,650,000 due to the increase in allowance for credit loss related to our receivable from sale of equity method investment in the second quarter of 2025, stock-based compensation and service expense of approximately $762,000, amortization of debt issuance costs and debt discount of approximately $1,064,000, and loss on extinguishment of debt of approximately $9,077,000 resulted from the reduction in the conversion price.

We expect our cash used in operating activities to increase in the next 12 months due to the following:

●	the development and commercialization of new products; and

●	an increase in public relations and/or sales promotions for existing and/or new brands as we expand within existing markets or enter new markets.

Net cash flow provided by investing activities from continuing operations was $315,393 for the six months ended June 30, 2026, as compared to $95,000 for the six months ended June 30, 2025. During the six months ended June 30, 2026, we received proceeds from sale of equity method investment of $561,000, offset by payments made for purchase of property and equipment of approximately $12,000 and for acquisition of software and platform of approximately $233,000. During the six months ended June 30, 2025, we received proceeds from sale of equity method investment of $95,000.

Net cash flow provided by financing activities from continuing operations was $3,360,816 for the six months ended June 30, 2026, as compared to $277,636 for the six months ended June 30, 2025. During the six months ended June 30, 2026, we received net proceeds from issuance of debt of $1,520,000 (net of original issue discount of approximately $191,000 and cash paid for debt issuance costs of $44,000), net proceeds from the February 2026 private offering of approximately $2,757,000 (net of cash paid for the February 2026 private offering costs of approximately $493,000), offset by repayments made for bridge loan of $375,000, repayments made for convertible debt of $200,000, and repayments made for debt of approximately $341,000. During the six months ended June 30, 2025, we received proceeds from stock subscription of $150,000 and received advance from sale of noncontrolling interest in subsidiary of approximately $150,000, offset by payments made for offering costs of approximately $22,000.

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

Foreign Currency Exchange Rate Risk

We ceased all operations in China in 2022, with the exception of a small administrative office. We did not during the six months ended June 30, 2026, and do not expect in the foreseeable future, to generate any additional revenue from PRC operations. Thus, exchange rate fluctuations between the RMB and the U.S. dollar do not, and are not expected to, have a material effect on us. For the three months ended June 30, 2026 and 2025, we had an unrealized foreign currency translation loss of approximately $(300) and an unrealized foreign currency translation gain of approximately $100, respectively, because of changes in the exchange rate. For the six months ended June 30, 2026 and 2025, we had an unrealized foreign currency translation loss of approximately $(600) and an unrealized foreign currency translation gain of approximately $400, respectively, because of changes in the exchange rate.

Inflation

The effect of inflation on our revenues and operating results was not significant for the three and six months ended June 30, 2026 and 2025.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, our management, including our principal executive officer and principal financial officer, carried out an evaluation, as of June 30, 2026, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses related to the lack of segregation of duties resulting from our small size and inability to perform an effective test of the operating effectiveness of the controls, including the oversight of our financial statement close process that was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026, that have not yet been remediated.

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 30, 2026 (“Annual Report”). Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Risks Relating to Our Capital Structure and Nasdaq Listing

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our shareholders to sell their securities.

We are currently listed on the Nasdaq Capital Market, a national securities exchange. Nasdaq requires companies desiring to list their common stock to meet certain listing criteria including total number of shareholders: minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria could prevent us from listing our common stock on Nasdaq. In the event we are unable to have our shares traded on Nasdaq, our common stock could potentially trade on the OTCQX or the OTCQB, each of which is generally considered less liquid and more volatile than Nasdaq. Our failure to have our shares traded on the Nasdaq could make it more difficult for you to trade our shares, could prevent our common stock trading on a frequent and liquid basis and could result in the value of our common stock being less than it would be if we were able to list our shares on Nasdaq.

As previously disclosed on a Current Report on Form 8-K filed by us on April 17, 2026, we received a notification from The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Specifically, Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Therefore, in accordance with Listing Rule 5810(c)(3)(A), we were provided 180 calendar days, or until December 24, 2025, to regain compliance with the Rule. Subsequently, on December 24, 2025, Nasdaq determined the Company was eligible for an additional 180 calendar days, or until October 12, 2026, to regain compliance with the Rule. If we fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which as will have an opportunity to appeal the delisting determination to a Hearings Panel.

If we are unable to regain compliance with the Nasdaq minimum bid price requirement and Nasdaq delists our common stock and warrants and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	the liquidity of our common stock;

●	the market price of our common stock;

●	our ability to obtain financing for the continuation of our operations;

●	the number of investors that will consider investing in our common stock;

●	the number of market makers in our common stock;

●	the availability of information concerning the trading prices and volume of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Shares Issued for Accrued Bridge Loan Payable Commitment Fee

In June 2026, the Company issued 100,000 shares of its common stock for accrued commitment fee for the purchase of bridge loan. These shares were valued at $138,000, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company reduced accrued commitment fee of $138,000.

On July 6, 2026, the Company issued 75,000 shares of its common stock in consideration of services rendered under a February 2026 consulting agreement.

Common Shares Issued as Note Payable Commitment Fee

On August 13, 2026, the Company issued 300,000 shares of its common stock as loan commitment fee for issuance of the FirstFire Note (as defined in Item 5 below).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the six months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Original Issue Discount Promissory Note issued to FirstFire Opportunities Fund, LLC

On August 13, 2026, the Company issued promissory note to FirstFire Opportunities Fund, LLC (“FirstFIre”) in the principal amount of $250,000 (inclusive of a $50,000 original issuance discount) (the “FirstFire Note”) for gross proceeds of $200,000. The Company intends to use the $144,000 of the net proceeds of the FirstFire Note to repay that certain 7% promissory note in the original principal amount of $233,910 issued to Vanquish Funding Group Inc. and the remainder for working capital and general corporate purposes.

The FirstFire Note matures on February 13, 2027 and has a one-time interest charge equal to 18.75% of the principal amount, or $46,875,000, payable in cash. Any principal or accrued but unpaid interest on the FirstFire Note which is not paid when due shall accrue interest at a rate of 10% per annum (the “Default Interest”). The principal amount of the FirstFire Note together with accrued but unpaid interest shall be paid as follows: (i) $62,500 shall be paid on each of November 13, 2026, and December 13 2026, and January 13, 2027 and (ii) the total remaining balance of the FirstFire Note shall be paid on February 13, 2027.

The Company granted First a “most-favored nations” provision with respect to the issuance of any debt that is not convertible into common stock of the Company (or amends any non-convertible debt that was issued before the Issue Date). In addition, the Company agreed to use 25% of the net proceeds from an issuance of equity or debt or sale of assets to repay amounts outstanding under the FirstFire Note.

In addition, if, at any time on or after the issue date of the FirstFire Note, and prior to the full repayment, the Company or any of its subsidiaries (the “Subsidiaries”) receives cash proceeds from the issuance of equity or debt or the sale of assets (including but not limited to real property) by the Company or any of the Borrower’s Subsidiaries, the FirstFire shall have the right in its sole discretion to require the Company or the Subsidiaries to immediately apply up to 12.5% of such proceeds (net of outstanding legal fees of the Company, underwriter or broker-dealer expense and legal fee reimbursements, outstanding auditor fees of the Company, outstanding transfer agent fees of the Borrower, and fees of the SEC and FINRA in connection with such transaction, in each case if applicable) to repay all or any portion of the outstanding Principal Amount and interest (including any Default Interest) then due under this Note.

The foregoing description of the FirstFire Note is not complete and is qualified in its entirety by reference to the full text of the FirstFire Note, copies of which is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the exhibit index included herewith and are incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Membership Interest Purchase Agreement, dated February 18, 2026, between Avalon Globocare Corp. and Wenzhao Lu, (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2026)
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Avalon GloboCare Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 4, 2023).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 26, 2018).
3.4	Certificate of amendment dated October 23, 2024 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2024).
3.5	Certificate of Designations of Preferences and Rights of Series C Convertible Preferred Stock of the Company, as filed on December 13, 2024, with the Department of State, Division of Corporations, of the State of Delaware (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2024).
3.6	Certificate of Designations of Preferences and Rights of Series D Convertible Preferred Stock of the Company, as filed on January 6, 2025, with the Department of State, Division of Corporations, of the State of Delaware (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2025).
3.7	Amendment No. 1 to the Avalon Bylaws, as adopted and approved by the Avalon Board on March 7, 2025 (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
3.8	Certificate of Amendment to the Series C Certificate of Designations, as filed on May 29, 2025, with the Department of State, Division of Corporations, of the State of Delaware (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2025)
3.9	Certificate of Amendment to the Series C Certificate of Designations, as filed on May 29, 2025, with the Department of State, Division of Corporations, of the State of Delaware (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2025)
3.10	Certificate of Designation of Series E Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2025)
3.11	Certificate Of Designation Of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2026).
3.12	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Change Agents Corporation dated July 17, 2026 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2026).
10.1	Form of Note (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2026)
10.2	Side Letter dated June 1, 2026 between the registrant and Due Equity Holdings, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2026)
10.3	Executive Retention Agreement dated June 3, 2026 between the registrant and Luisa Ingargiola(incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2026)
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2026)
10.5	Securities Purchase Agreement, between the Company and Allen O Cage Jr., dated as of June 30, 2026 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2026).
10.6*	Promissory Note dated August 13, 2026
22.1*	List of Subsidiary Guarantors
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHANGE AGENTS CORPORATION

	By:	/s/ Meng Li
Dated: August 14, 2026	Name:	Meng Li
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sam Knipper
Dated: August 14, 2026	Name:	Sam Knipper
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)